Form 10-Q
period 2012-09-30
Hi-Crush Partners LP
filed 2012-11-13
CIK 1549848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35630

Hi-Crush Partners LP

(Exact name of registrant as specified in its charter)

Delaware	90-0840530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Three Riverway, Suite 1550 Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 960-4777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

There were 13,640,351 common units and 13,640,351 subordinated units outstanding on November 12, 2012.

[2]

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

HI-CRUSH PARTNERS LP

Condensed Consolidated Balance Sheets

(In thousands, except unit amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
	Successor	Predecessor
Assets
Current assets:
Cash	$3,444	$11,054
Restricted cash	—	30
Accounts receivable	12,817	4,026
Inventories	4,311	2,374
Due from Sponsor	9,731	—
Prepaid expenses and other current assets	468	294

Total current assets	30,771	17,778

Property, plant and equipment, net	69,283	52,708
Deferred charges, net	1,104	1,743

Total assets	$101,158	$72,229

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$1,370	$4,954
Accrued liabilities	2,070	866
Deferred revenue	4,604	9,178

Total current liabilities	8,044	14,998
Long-term debt	—	46,112
Asset retirement obligation, net	851	832

Total liabilities	8,895	61,942
Commitments and contingencies
Partners’ capital:
Predecessor equity	—	10,287
General partner interest	—	—
Limited partner interest, 27,280,702 units outstanding	92,263	—

Total partners’ capital	92,263	10,287

Total liabilities and partners’ capital	$101,158	$72,229

See Notes to Unaudited Condensed Consolidated Financial Statements.

[3]

HI-CRUSH PARTNERS LP

Condensed Consolidated Statement of Operations

(In thousands, except unit amounts)

(Unaudited)

	Period From August 16 Through September 30, 2012	Period From July 1 Through August 15, 2012	Three Months Ended September 30, 2011
	Successor	Predecessor	Predecessor
Revenues	$12,643	$12,601	$7,675
Cost of goods sold (including depreciation and depletion)	2,832	3,065	2,498

Gross profit	9,811	9,536	5,177

Operating costs and expenses:
General and administrative	592	1,494	518
Exploration expense	27	120	93
Accretion of asset retirement obligation	3	4	13

Income from operations	9,189	7,918	4,553

Other (income) expense:
Other income	—	(6)	—
Interest expense	80	855	760

Net income	$9,109	$7,069	$3,793

Earnings per unit:
Common units	$0.33

Subordinated units	$0.33

Limited partner units outstanding:
Common units	13,640,351

Subordinated units	13,640,351

See Notes to Unaudited Condensed Consolidated Financial Statements.

[4]

HI-CRUSH PARTNERS LP

Condensed Consolidated Statement of Operations

(In thousands, except unit amounts)

(Unaudited)

	Period From August 16 Through September 30, 2012	Period From January 1 Through August 15, 2012	Nine Months Ended September 30, 2011
	Successor	Predecessor	Predecessor
Revenues	$12,643	$46,776	$7,675
Cost of goods sold (including depreciation and depletion)	2,832	13,336	2,498

Gross profit	9,811	33,440	5,177

Operating costs and expenses:
General and administrative	592	4,631	1,165
Exploration expense	27	539	93
Accretion of asset retirement obligation	3	16	13

Income from operations	9,189	28,254	3,906

Other (income) expense:
Other income	—	(6)	—
Interest expense	80	3,240	760

Net income	$9,109	$25,020	$3,146

Earnings per unit:
Common units	$0.33

Subordinated units	$0.33

Limited partner units outstanding:
Common units	13,640,351

Subordinated units	13,640,351

See Notes to Unaudited Condensed Consolidated Financial Statements.

[5]

HI-CRUSH PARTNERS LP

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Period From August 16 Through September 30, 2012	Period From January 1 Through August 15, 2012	Nine Months Ended September 30, 2011
	Successor	Predecessor	Predecessor
Operating activities:
Net income	$9,109	$25,020	$3,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	395	1,089	306
Amortization of deferred charges into interest expense	30	364	82
Accretion of asset retirement obligation	3	16	13
Interest expense converted into principal	—	3,083	951
Changes in operating assets and liabilities:
Accounts receivable	(364)	(8,698)	(3,346)
Prepaid expenses and other current assets	(290)	(4,549)	(202)
Inventories	(226)	(2,052)	(2,072)
Accounts payable	(148)	2,814	1,704
Accrued liabilities	168	2,161	475
Deferred revenue	(1,986)	(2,588)	13,631

Net cash provided by operating activities	6,691	16,660	14,688

Investing activities:
Capital expenditures for property, plant and equipment	(100)	(80,075)	(42,079)
(Increase) decrease in restricted cash	—	30	(30)

Net cash used in investing activities	(100)	(80,045)	(42,109)

Financing activities:
Proceeds from issuance of long-term debt	—	63,985	43,946
Repayment of long-term debt	—	(1,250)	—
Affiliate financing, net	(9,737)	—	—
Loan origination costs	—	(1,462)	(1,924)
Distributions paid	—	(225)	—
Contributions received	4,606	—	697

Net cash (used in) provided by financing activities	(5,131)	61,048	42,719

Net increase (decrease) in cash	1,460	(2,337)	15,298
Cash:
Beginning of period	1,984	11,054	—

End of period	$3,444	$8,717	$15,298

Non-cash investing and financing activities:

Increase (decrease) in accounts payable and accrued liabilities for additions to property, plant and equipment	$(45)	$9,345	$2,425
Increase in accounts payable for loan origination costs	14	1,238	—
Non-cash component of capital contribution by Sponsor to the Partnership	81,170	—	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

[6]

HI-CRUSH PARTNERS LP

Predecessor Condensed Consolidated Statement of Members’ Capital

(In thousands, except unit amounts)

(Unaudited)

	Members’ Equity	Accumulated Earnings	Total Members’ Capital
Balance at January 1, 2011	$336	$(26)	$310
Distributions	(400)	—	(400)
Contributions	1,097	—	1,097
Net income	—	9,280	9,280

Balance at December 31, 2011	1,033	9,254	10,287
Net income	—	25,020	25,020
Cash distributions	(225)	—	(225)

Balance at August 15, 2012	$808	$34,274	$35,082

See Notes to Unaudited Condensed Consolidated Financial Statements.

[7]

HI-CRUSH PARTNERS LP

Successor Condensed Consolidated Statement of Partners’ Capital

(In thousands, except unit amounts)

(Unaudited)

		Limited Partners
	General Partner Capital	Public Common Unit Capital	Sponsor Common Unit Capital	Sponsor Subordinated Unit Capital	Total Limited Partner Capital	Total Partner Capital
Balance at May 8, 2012 (Inception)	$—	$—	$—	$—	$—	$—
Contribution of net assets on August 16, 2012	—	39,435	2,142	41,577	83,154	83,154
Net income from August 16, 2012 to September 30, 2012	—	4,320	235	4,554	9,190	9,109

Balance at September 30, 2012	$—	$43,755	$2,377	$46,131	$92,263	$92,263

See Notes to Unaudited Condensed Consolidated Financial Statements.

[8]

HI-CRUSH PARTNERS LP

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

1. Business and Organization

Hi-Crush Partners LP (together with its subsidiaries, the “Partnership”) is a Delaware limited partnership formed on May 8, 2012 to acquire selected sand reserves and related processing and transportation facilities of Hi-Crush Proppants LLC. In connection with its formation, the Partnership issued (a) a non-economic general partner interest to Hi-Crush GP LLC (the “General Partner”), and (b) a 100.0% limited partner interest to Hi-Crush Proppants LLC (the “Sponsor”), its organizational limited partner.

Through August 15, 2012, Hi-Crush Proppants LLC owned 100% of the sand reserves and related excavation and processing facilities located in Wyeville, Wisconsin. On August 16, 2012, the Sponsor contributed its ownership of Hi-Crush Chambers LLC, Hi-Crush Railroad LLC, Hi-Crush Wyeville LLC, Hi-Crush Operating LLC and $4,606 of cash to the Partnership (the “Contribution”). In addition, the Sponsor agreed to (1) convert all $23,916 of consolidated net intercompany receivables due from the Partnership into capital and (2) assume via capital contribution $10,028 of outstanding accounts payable maintained by Hi-Crush Operating LLC as of the transaction date. In return, the Partnership issued 13,640,351 common units and 13,640,351 subordinated units to the Sponsor. In connection with this transaction, the Partnership also completed an initial public offering through the sale of 12,937,500 of the common units by the Sponsor.

The Partnership considers all contributed assets to be under common control with Hi-Crush Proppants LLC. As such, we are presenting the consolidated historical financial statements of Hi-Crush Proppants LLC as our historical financial statements as we believe they provide a representation of our management’s ability to execute and manage our business plan. The financial statement data and operations of Hi-Crush Proppants LLC are referred to herein as “Predecessor,” whereas operations following the IPO transaction on August 16, 2012 are referred to herein as “Successor”.

2. Basis of Presentation and Use of Estimates

The accompanying unaudited interim Condensed Consolidated Financial Statements (“interim statements”) of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Sponsor’s Consolidated Financial Statements for the year ended December 31, 2011, which are included in the Partnership’s prospectus relating to its initial public offering filed with the SEC on August 16, 2012. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated financial statement information through August 15, 2012 includes the consolidated results and financial position of the Sponsor (Predecessor). The balance sheet as of September 30, 2012 includes only the financial position of the Partnership, including the retained earnings of the Partnership’s operations from August 16 through September 30, 2012.

3. Significant Accounting Policies

A comprehensive discussion of our critical accounting policies and estimates is included our prospectus relating to our initial public offering, as filed with Securities and Exchange Commission on August 16, 2012.

Revenue Recognition

Revenue is recognized when legal title passes at the time of shipment to the customer. At that point, delivery has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured. All sales are freight on board (“FOB”) plant and title passes as the product is loaded into the customer’s rail cars. Amounts received from customers in advance of sand deliveries are recorded as deferred revenue. Revenue from make-whole provisions in our customer contracts is recognized at the end of the defined cure period.

The Partnership sells its products primarily under long-term take-or-pay supply agreements, the current terms of which expire between 2014 and 2018. These agreements were originally entered into by the Sponsor, and were assigned to the Partnership in connection

[9]

with the Contribution. During the period from July 21, 2011 through April 30, 2012, the Sponsor delivered products under such agreements to two customers, and beginning in May 2012 it commenced shipments to two additional customers under similar agreements. The take-or-pay agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase.

Deferred Revenue

In January 2011, the Sponsor received $16,500 in an advance payment from a customer for a certain volume of product to be delivered over a one-year period starting in July 2011. Revenue was recognized as product was delivered and the deferred revenue obligation was recognized over the one-year period ended June 30, 2012. At December 31, 2011, the remaining deferred revenue balance associated with this advance prepayment was $9,178. In July 2012, the Sponsor received an $8,250 advance payment from a customer for a certain volume of frac sand to be delivered over the six-month period beginning in July 2012. As of August 15, 2012, the outstanding balance under this obligation was $6,590 while the cash held by the Partnership was $1,984. As a result, the Sponsor made a cash contribution of $4,606 to align the cash balance with the outstanding balance under this advance.

Fair Value of Financial Instruments

The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate fair value due to the short-term maturities of these instruments. In addition, the amount recorded on the balance sheet pertaining to the long-term debt outstanding under the Sponsor’s secured credit facility approximated its fair value due to its floating interest rate. The fair value of this debt was categorized as a Level 2 measurement per the hierarchy within ASC 820, Fair Value Measurements, as it was based on observable inputs including credit ratings on debt issuances with similar credit risk profiles as the Sponsor. See Note 7—Long-Term Debt for information regarding borrowings under the Sponsor’s secured credit facility.

The fair value of the fixed rate long-term debt outstanding under the Sponsor’s subordinated promissory notes, which were retained by the Sponsor and paid in full on August 21, 2012, was approximately $45,427 as of December 31, 2011, reflecting the application of current interest rates offered for debt with similar remaining terms and maturities. While certain of the inputs used in calculating this fair value measurement were observable, others were based upon unobservable inputs. As such, the measurement was categorized as a Level 3 measurement per the fair value hierarchy within ASC 820. See Note 7—Long-Term Debt.

Net Income per Limited Partner Unit

We have identified the General Partner’s incentive distribution rights (“IDRs”) as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. As of September 30, 2012, the weighted-average number of units outstanding equals the total number of units outstanding. Diluted net income per unit includes the effects of potentially dilutive units on our subordinated and common units. Basic and diluted net income per common and subordinated unit are the same as there are no potentially dilutive subordinated units outstanding.

Income Taxes

The Partnership and Sponsor are pass-through entities and are not considered taxing entities for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At September 30, 2012 and December 31, 2011, the Partnership and Sponsor did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS, which clarifies Topic 820 and provides guidance on changes to certain principles or requirements for measuring fair value. The amendment is effective during interim and annual periods beginning after December 15, 2011. The Predecessor adopted this guidance during the first quarter of 2012. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

[10]

4. Initial Public Offering

On August 16, 2012, we completed our initial public offering (“IPO”) of 11,250,000 common units representing limited partner interests in the Partnership at a price to the public of $17.00 per common unit, or $15.95875 per common unit after payment of the underwriting discount. Total net proceeds paid to our Sponsor from the sale of common units in our IPO were $179,536 after taking into account our underwriting discount of $11,714. Our Sponsor received all proceeds from the IPO and incurred capitalized transaction costs of $3,383 through September 30, 2012. These capitalized transaction costs were retained by the Sponsor. On August 16, 2012, our underwriters exercised their option to purchase an additional 1,687,500 common units for $26,930, or $15.95875 per common unit, net of underwriting discounts. As a result, total net proceeds were $206,466 from the sale of 12,937,500 total common units to the public.

The following table outlines the consolidated net assets contributed to the Partnership on August 16, 2012:

Assets:
Cash	$1,984
Accounts receivable	12,453
Inventories	4,085
Due from Sponsor	4,606
Prepaid expenses and other current assets	26
Property, plant and equipment, net	69,623
Deferred charges, net	1,113

Total Assets	$93,890

Liabilities:
Accounts payable	$1,397
Accrued liabilities	1,901
Deferred revenue	6,590
Asset retirement obligation	848

Total liabilities	10,736

Net assets contributed to the Partnership	$83,154

The following is a reconciliation of the Predecessor’s equity as of August 15, 2012 and total net assets contributed to the Partnership on August 16, 2012:

Predecessor Members’ Capital – August 15, 2012	$35,082
Net liabilities of non-contributed Sponsor entities	9,522

Members’ capital attributable to entities contributed to the Partnership	44,604
Conversion of debts payable by Partnership entities to Sponsor	23,916
Assumption of payables held by Partnership entities by Sponsor	10,028
Cash contribution commitment from Sponsor	4,606

Net Assets Contributed to Partnership – August 16, 2012	$83,154

As a result of our IPO, our Sponsor entered into or amended the following agreements:

Amended and Restated Agreement of Limited Partnership of Hi-Crush Partners LP

On August 20, 2012, the Partnership amended and restated its Limited Partnership Agreement to establish the organizational framework for a public master limited partnership.

Long-Term Incentive Plan

On August 21, 2012, the General Partner adopted the Hi-Crush Partners LP Long Term Incentive Plan (the “Plan”) for employees, consultants and directors of the General Partner and those of its affiliates, including the Sponsor, who perform services for the Partnership. The Plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights, and performance awards. The Plan limits the number of common units that may be delivered pursuant to awards under the plan to 1,364,035 units. Common units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The Plan will be administered by the General Partner’s Board of Directors or a committee thereof. As of September 30, 2012, no units were issued under the Plan.

[11]

Services Agreement

Effective August 16, 2012, we entered into a services agreement (the “Services Agreement”) by and among our General Partner, Hi-Crush Services LLC (“Hi-Crush Services”), a wholly-owned subsidiary of the Sponsor, and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to our General Partner to assist in operating our business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expense for individuals and entities who perform services for us or on our behalf. Hi-Crush Services and its affiliates will not be liable to us for its performance of services under the Services Agreement except a liability resulting from gross negligence.

In addition, effective August 16, 2012, we entered into an agreement with our Sponsor, pursuant to which the Sponsor provides maintenance and capital spares to us in connection with the ongoing maintenance of our Wyeville facility. Our Sponsor will bill us for the approximate cost of such items.

Omnibus Agreement

On August 20, 2012, we entered into an omnibus agreement with both our General Partner and our Sponsor. Pursuant to the terms of this agreement, our sponsor will indemnify us and our subsidiaries for certain liabilities over specified periods of time, including but not limited to certain liabilities relating to (a) environmental matters pertaining to the period prior to our initial public offering and the contribution of the Wyeville assets from our Sponsor, provided that such indemnity is capped at $7,500 in aggregate, (b) federal, state and local tax liabilities pertaining to the period prior to our initial public offering and the contribution of the Wyeville assets from our Sponsor, (c) inadequate permits or licenses related to the contributed assets, and (d) any losses, costs or damages incurred by us that are attributable to our Sponsor’s ownership and operation of the Wyeville assets prior to our initial public offering and our Sponsor’s contribution of such assets. In addition, we have agreed to indemnify our Sponsor from any losses, costs or damages it incurs that are attributable to our ownership and operation of the contributed assets following the closing of the initial public offering, subject to similar limitations as on our Sponsor’s indemnity obligations to us.

The omnibus agreement provides that we will assign to our Sponsor all of our rights and obligations under our long-term take-or-pay contract with one customer as of May 1, 2013, and our Sponsor will be obligated to accept such assignment and assume our obligations under such contract. Pursuant to the terms of that contract, such assignment will not relieve us of any liability under that contract, but the Sponsor will be obligated to provide certain indemnities to us in connection with any losses incurred under the contract following the date of the assignment.

In addition, the omnibus agreement also grants us, for a period of three years, a right of first offer on our Sponsor’s sand reserves and any related assets that have been or will be constructed on its current acreage in Augusta, Wisconsin in the event our Sponsor proposes to transfer such reserves and assets to a third party other than in connection with a sale of all or substantially all of its assets.

5. Inventories

Inventories consisted of the following:

	September 30, 2012	December 31, 2011
	Successor	Predecessor
Raw material	$31	$—
Work-in-progress	4,101	2,095
Finished goods	67	—
Spare parts	112	279

	$4,311	$2,374

[12]

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2012	December 31, 2011
	Successor	Predecessor
Buildings	$417	$417
Mining property and mine development	22,732	8,939
Plant and equipment	42,724	27,539
Rail and rail equipment	5,499	5,232
Construction-in-progress	—	11,085

	71,372	53,212
Less: Accumulated depreciation and depletion	(2,089)	(504)

	$69,283	$52,708

Depreciation and depletion expense was as follows during the periods presented:

Predecessor Periods
Three months ended September 30, 2011	$306
Nine months ended September 30, 2011	306
Period from July 1 through August 15, 2012	421
Period from January 1 through August 15, 2012	1,089
Successor Period
Period from August 16 through September 30, 2012	$395

7. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
	Successor	Predecessor
Subordinated promissory note agreements with related parties due in July 2016 plus cash or paid-in-kind interest	$—	$46,112

	—	46,112
Less: current portion of long-term debt	—	—

	$—	$46,112

Subordinated Promissory Notes

Between May 25, 2011 and July 20, 2012, the Sponsor entered into various subordinated promissory notes with certain of its equity investors and their affiliates in an aggregate initial principal amount of $52,167. Borrowings under the subordinated promissory notes bore interest, at the Sponsor’s option, at a rate of 10% for cash interest and 12% for paid-in-kind interest (“PIK interest”). Accruals for PIK interest increased the outstanding principal balance of these promissory notes. The balances of the PIK interest and subordinated promissory note were paid in full on August 21, 2012 with the proceeds of the sale of the common units by the Sponsor. At December 31, 2011, there was $46,112 outstanding under the Sponsor’s subordinated promissory notes, including $2,421 of PIK interest.

New Subordinated Promissory Notes

In order to fund a royalty termination payment (See Note 11 - Commitments and Contingencies), the Sponsor entered into a new subordinated promissory notes in July 2012 with certain of its equity investors and their affiliates in an aggregate initial principal amount of $14,981. Consistent with its existing subordinated promissory notes, borrowings under the new subordinated promissory notes bore interest, at the Sponsor’s option, at a rate of 10% for cash interest and 12% for PIK interest. The balances of the PIK interest and subordinated promissory note, as retained by the Sponsor, were paid in full by the Sponsor on August 21, 2012 with the proceeds of the sale of the common units by the Sponsor.

[13]

Sponsor Credit Facility

On April 6, 2012, the Sponsor entered into a four-year $62,500 secured credit facility (the “Sponsor Credit Facility”) with Amegy Bank, N.A. and a syndicate of other financial institutions (collectively, the “Lending Banks”). The Sponsor Credit Facility consists of the following commitments on the part of the Lending Banks: (1) a $25,000 term loan (“Tranche A”), (2) a $30,000 advancing term loan commitment (“Tranche B”) and (3) a $7,500 revolving loan commitment (the “Revolving Commitment”). In addition, the Sponsor Credit Facility includes sub-limits for letters of credit and swing line borrowings of up to $5,000 and $2,500, respectively.

Borrowings under the Sponsor Credit Facility bear interest at a floating rate equal to, at the Sponsor’s option, either (a) a base rate plus a range of 225 basis points to 325 basis points per annum or (b) a Eurodollar rate, which is based on one-month LIBOR, plus a range of 325 basis points to 425 basis points per annum. The base rate is established as the highest of (i) the U.S. prime rate last quoted by The Wall Street Journal, (ii) the federal funds rate plus 50 basis points or (iii) daily one-month LIBOR plus 100 basis points. The Revolving Commitment and the Tranche B term loan provides for a commitment fee of 0.5% on the unused portion.

The Sponsor Credit Facility contains a number of covenants that restrict the Sponsor’s ability to incur additional indebtedness, acquire assets, create liens on assets, sell assets, make investments, and make distributions, among other things. In addition, the Sponsor is required to comply with certain financial covenants, including a maximum effective leverage ratio of 2.75 to 1, a minimum fixed charge coverage ratio of 1.25 to 1, and certain limitations on capital expenditures.

All of the Sponsor’s long-term debt outstanding at December 31, 2011 was guaranteed by its subsidiaries. The Sponsor retained the Sponsor’s Credit Facility and related borrowings. In addition, as of August 16, 2012, the Sponsor Credit Facility is no longer guaranteed by the subsidiaries contributed to the Partnership. As such, the Sponsor’s long-term debt is not reflected on the Partnership’s September 30, 2012 balance sheet.

On August 21, 2012, the Sponsor entered into that certain consent and third amendment to the Sponsor Credit Facility, whereby the lending banks, among other things, (i) consented to the consummation of the initial public offering of the Partnership, (ii) released and discharged certain credit parties in connection with the initial public offering, (iii) increased the Revolving Commitment from $7,500 to $12,500 and (iv) decreased the Tranche B commitment from $30,000 to an amount equal to $25,000 minus the amount of Tranche B advances prior to August 21, 2012.

Partnership Credit Facility

On August 21, 2012, the Partnership entered into a credit agreement (the “Credit Agreement”) providing for a new $100,000 senior secured revolving credit facility (the “Credit Facility”) with a term of four years. The Credit Facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. The Credit Facility has an accordion feature that allows the Partnership to increase the available revolving borrowings under the facility up to an aggregate amount of $200,000, subject to the Partnership receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. Borrowings under the Credit Facility are secured by substantially all of the Partnership’s assets. As of September 30, 2012, the Partnership had not received any advances under its Credit Facility.

Loans under the Credit Facility bear interest at a floating rate based upon the Partnership’s leverage ratio, equal to, at the Partnership’s option, either (a) a base rate plus a range from 150 to 250 basis points per annum or (b) a LIBOR rate, plus a range of 250 to 350 basis points. The base rate is established as the highest of (i) the U.S. prime rate, (ii) daily one-month LIBOR plus 100 basis points and (iii) the federal funds rate plus 0.50%. The unused portion of the Credit Facility is subject to a commitment fee calculated based upon the Partnership’s leverage ratio ranging from 0.375% to 0.50% per annum. Upon any event of default, the interest rate shall, upon the request of the lenders holding a majority of the commitments, be increased by 2.0% per annum for the period during which the event of default exists.

The Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, make investments and make distributions.

The Credit Agreement requires the Partnership to maintain a leverage ratio (as such term is defined in the Credit Agreement) of not more than 3.00 to 1.00, which may increase to up to 3.50 to 1.00 during specified periods following a permitted acquisition, and a minimum interest coverage ratio (as such term is defined in the Credit Agreement) of not less than 2.50 to 1.00.

If an event of default (as defined the Credit Agreement) occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Facility, termination of the commitments under the Credit Facility and all remedial actions available to a secured creditor.

[14]

8. Equity

As of September 30, 2012, our Sponsor owned 702,851 common units and 13,640,351 subordinated units representing a 52.6% ownership interest in the Partnership. In addition, the Sponsor is the owner of our General Partner.

Allocations of Net Income

Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the General Partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage ownership interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the General Partner.

Incentive Distribution Rights

Incentive distribution rights represent the right to receive increasing percentages (ranging from 15.0% to 50.0%) of quarterly distributions from operating surplus after minimum quarterly distribution and target distribution levels exceed $0.54625 per unit, per quarter. Our Sponsor currently holds the incentive distribution rights, but may transfer these rights at any time.

Distributions

Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our common and subordinated unitholders and Sponsor will receive. On October 19, 2012, we declared our first cash distribution totaling $6,480, or $0.2375 per unit. The distribution was calculated based on our minimum quarterly distribution of $0.4750, prorated for the period from August 16 to September 30, 2012. This distribution will be paid on November 15, 2012 to unitholders of record on November 1, 2012. No distributions were declared for our holders of incentive distribution rights.

For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and the subordinated units are treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities.

Distributions made in future periods based on the current period calculation of cash available for distribution is allocated to each class of equity that will receive the distribution. Any unpaid cumulative distributions are allocated to the appropriate class of equity.

Each period the Partnership determines the amount of cash available for distributions in accordance with the partnership agreement. The amount to be distributed to common unitholders, subordinated unitholders and incentive distribution rights holders is based on the distribution waterfall in the partnership agreement. Net earnings for the period are allocated to each class of partnership interest based on the distributions to be made. Additionally, if, during the subordination period, the Partnership does not have enough cash available to make the required minimum distribution to the common unit holders, the Partnership will allocate net earnings to the common unit holders based on the amount of distributions in arrears. When actual cash distributions are made based on distributions in arrears, those cash distributions will not be allocated to the common unit holders, as such earnings were allocated in previous periods.

Net income attributable to our limited partner unit holders is as follows during the period from August 16 through September 30, 2012 (in thousands, except per unit amounts):

	Common Unitholders	Subordinated Unitholders
Subsequent distributions declared (See Note 13)	$3,240	$3,240
Undistributed earnings	1,315	1,315

Limited partners’ interest in net income subsequent to IPO	$4,555	$4,555

Subsequent distributions declared (per unit)	$0.2375	$0.2375

During the period from August 16 through September 30, 2012, no net income was attributable to our incentive distribution rights holders

[15]

9. Related Party Transactions

On May 25, 2011, the Sponsor entered into a management services agreement with Red Oak Capital Management LLC (the “Service Provider”) which is owned by two members who are also equity members in the Sponsor. The agreement provides for certain management and administrative support services to be provided to the Sponsor for a term of one year and that thereafter remains in place upon the same terms and conditions. Either party may terminate the agreement by delivering written notice within 90 days prior to the date of expiration of the initial term or any time after the expiration of the initial term, by delivering written notice 90 days prior to the desired date of termination. The Sponsor reimburses the Service Provider 95% of the Service Provider’s actual costs limited to $850 per year. These fees are included in general and administrative expenses.

The Sponsor paid quarterly director fees to non-management directors that may be members and/or holders of the Sponsor’s debt through the date of the IPO.

The total management and director fees incurred were as follows:

	Management Fee	Director Fees
Predecessor Periods
Three months ended September 30, 2011	$155	$35
Nine months ended September 30, 2011	269	35
Period from July 1 through August 15, 2012	53	12
Period from January 1 through August 15, 2012	318	62
Successor Periods
Period from August 16 through September 30, 2012	$53	$—

During the period from August 16 through September 30, 2012, the Partnership incurred $148 of management service expenses from Hi-Crush Services under the Services Agreement discussed in Note 4.

In the normal course of business, the Sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other. During the period from August 16 through September 30, 2012, the Partnership made net payments of $9,731 to various suppliers, vendors or other counterparties on behalf of the Sponsor. The balance of $9,731 is maintained as a current asset under the caption “Due from Sponsor”, which we expect will be repaid by our sponsor over the next two fiscal quarters.

10. Segment Reporting

As the Partnership earns all of its revenues through the sale of frac sand excavated from and processed at a single facility, we have concluded that we have one operating segment for reporting purposes.

11. Commitments and Contingencies

In 2011 and 2012, the Sponsor entered into take-or-pay sales contracts with four customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from 3 to 6 years. No payments for non-delivery of minimum annual sand volumes were made by the Partnership to these customers under these contracts during 2011 or 2012.

The Sponsor has entered into royalty agreements under which the Partnership is under a commitment to pay royalties on sand sold and paid for. Royalty expense is recorded as the sand is sold and the royalty payment is paid based on sand volumes sold and paid for by the customer. Royalty expense is included in costs of goods sold. Royalty expense was $775 for the predecessor’s three and nine months ended September 30, 2011, $479 for the predecessor period from July 1 through August 15, 2012 and $3,795 for the predecessor period from January 1 through August 15, 2012. Royalty expense was $479 for the successor period of August 16 to September 30, 2012.

On July 13, 2012, the Sponsor paid $14,000 in cash to terminate one of its existing royalty agreements, including approximately $370 of outstanding obligations at the time. As a result of this payment, the Partnership is no longer required to make ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. As part of this transaction, the Predecessor recorded an asset of $13,630, as reflected in property, plant and equipment in the September 30, 2012 balance sheet.

[16]

From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have material adverse effect on the Partnership’s financial position, results of operations or cash flows.

12. Asset Retirement Obligation

Although the ultimate amount of reclamation and closure costs to be incurred is uncertain, the Partnership and the Predecessor maintained a post-closure reclamation and site restoration obligation of approximately $851 and $832, as of September 30, 2012 and December 31, 2011, respectively.

The following is a reconciliation of the total reclamation liability for asset retirement obligations:

Balance at January 1, 2011	$—
Additions to liabilities	804
Accretion expense	28

Balance at December 31, 2011	832
Additions to liabilities	—
Accretion expense from January 1 to August 15, 2012	16
Accretion expense from August 16 to September 30, 2012	3

Balance at September 30, 2012	$851

13. Subsequent Events

The Partnership has performed an evaluation of subsequent events through November 12, 2012, which is the date that the financial statements were available to be issued.

On October 19, 2012, we declared our first cash distribution totaling $6,480, or $0.2375 per unit. The distribution was calculated based on our minimum quarterly distribution of $0.4750, prorated for the period from August 16 to September 30, 2012. This distribution will be paid on November 15, 2012 to unitholders of record on November 1, 2012. No distributions were declared for our holders of incentive distribution rights.

In May 2012, Hi-Crush Operating LLC (“Hi-Crush”), a subsidiary of the Partnership, entered into a supply agreement for frac sand with Baker Hughes Oilfield Operations, Inc. (“Baker Hughes”). On September 19, 2012, Baker Hughes provided notice that it was terminating the contract. The Partnership believes that Baker Hughes’ termination was wrongful and a direct effort to circumvent its binding purchase obligations under the supply agreement. The Partnership engaged in discussions with Baker Hughes after receiving the notice, but the parties were unable to reach a mutually satisfactory resolution of the matter. On November 12, 2012, Hi-Crush formally terminated the supply agreement and filed suit in the State District Court of Harris County, Texas against Baker Hughes seeking damages for Baker Hughes’ prior wrongful termination of the supply agreement. The Partnership intends to vigorously enforce its rights under the supply agreement against Baker Hughes. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit. The Partnership is in active discussions with existing and new customers to replace the volumes previously allocated to Baker Hughes under the terminated Supply Agreement.

[17]

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our predecessor’s audited financial statements as of December 31, 2010 and 2011, included in our prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission on August 15, 2012. The information provided below supplements, but does not form part of, our unaudited condensed financial statements or our predecessor’s financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See “Forward-Looking Statements” on page 30. All amounts are presented in thousands except tonnage or per unit data, or where otherwise noted.

Overview

We are a Delaware limited partnership that was formed on May 8, 2012 to acquire selected sand reserves and related processing and transportation facilities of Hi-Crush Proppants LLC, our sponsor. In connection with the completion of our initial public offering on August 16, 2012, our sponsor contributed its ownership interest in entities that comprised its sand excavation, processing and logistics facilities in Wyeville, Wisconsin via a contribution, assumption and assignment agreement. Such operations comprised substantially all of our sponsor’s operating assets at the time of the contribution, however our sponsor did retain net assets associated with its sand excavation and processing facility in Augusta, Wisconsin. While the Augusta facility did have significant property, plant and equipment, it had not yet begun producing and selling frac sand under long-term take-or-pay contracts, and therefore had no significant historical results of operations reflected in our sponsor’s financial statements.

We are a domestic producer of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. The Wyeville facilities and operations contributed to us by our sponsor are comprised of a 561-acre facility with integrated rail infrastructure, which enables us to process and cost-effectively deliver approximately 1,600,000 tons of frac sand per year. Substantially all of our frac sand production is sold to leading investment grade-rated pressure pumping service providers under long-term, take-or-pay contracts that require our customers to pay a specified price for a specified volume of frac sand each month.

In May 2012, Hi-Crush Operating LLC (“Hi-Crush”), a subsidiary of Hi-Crush Partners LP (the “Partnership”), entered into a supply agreement for frac sand with Baker Hughes Oilfield Operations, Inc. (“Baker Hughes”). On September 19, 2012, Baker Hughes provided notice that it was terminating the contract. The Partnership believes that Baker Hughes’ termination was wrongful and a direct effort to circumvent its binding purchase obligations under the supply agreement. The Partnership engaged in discussions with Baker Hughes after receiving the notice, but the parties were unable to reach a mutually satisfactory resolution of the matter. On November 12, 2012, Hi-Crush formally terminated the supply agreement and filed suit in the State District Court of Harris County, Texas against Baker Hughes seeking damages for Baker Hughes’ prior wrongful termination of the supply agreement. The Partnership intends to vigorously enforce its rights under the supply agreement against Baker Hughes. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit. We are in active discussions with existing and new customers to replace the volumes previously allocated to Baker Hughes under the terminated Supply Agreement.

In connection with our initial public offering and our sponsor’s contribution of the Wyeville facility and operations, we entered into the following agreements:

Services Agreements: Effective August 16, 2012, we entered into a services agreement with Hi-Crush Services LLC, pursuant to which Hi-Crush Services provides certain management and administrative services to our general partner in connection with operating our business. Under this agreement, we reimburse Hi-Crush Services, on a monthly basis, for the allocable expenses that it incurs in its performance of the specified services. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expenses for individuals and entities that perform services for us or on our behalf. In addition, effective August 16, 2012, we entered into an agreement with our sponsor, pursuant to which the sponsor provides maintenance and capital spares to us in connection with the ongoing maintenance of our Wyeville facility. Our sponsor will bill us for the approximate cost of such items.

Omnibus Agreement: On August 20, 2012, we entered into an omnibus agreement with both our general partner and our sponsor. Pursuant to the terms of this agreement, our sponsor will indemnify us and our subsidiaries for certain liabilities over specified periods of time, including but not limited to certain liabilities relating to (a) environmental matters pertaining to the period prior to our initial public offering and the contribution of the Wyeville assets from our sponsor, provided that such indemnity is capped at $7,500 in aggregate, (b) federal, state and local tax liabilities pertaining to the period prior to our initial public offering and the contribution of the Wyeville assets from our sponsor, (c) inadequate permits or licenses related to the contributed assets, and (d) any losses, costs or damages incurred by us that are attributable to our sponsor’s ownership and operation of such assets prior to our initial public offering and our sponsor’s contribution of such assets. In addition, we have agreed to indemnify our sponsor from any losses, costs or damages it incurs that are attributable to our ownership and operation of the contributed assets following the closing of the initial public offering, subject to similar limitations as on our sponsor’s indemnity obligations to us.

The omnibus agreement provides that we will assign to our sponsor all of our rights and obligations under our long-term take-or-pay contract with a customer to our sponsor as of May 1, 2013, and our sponsor will be obligated to accept such

[18]

assignment and assume our obligations under such contract. Pursuant to the terms of that contract, such assignment will not relieve us of any liability under that contract, but the sponsor will be obligated to provide certain indemnities to us in connection with any losses incurred under the contract following the date of the assignment.

In addition, the omnibus agreement also grants us, for a period of three years, a right of first offer on our sponsor’s sand reserves and any related assets that have been or will be constructed on its current acreage in Augusta, Wisconsin, in the event our sponsor proposes to transfer such reserves and assets to a third party other than in connection with a sale of all or substantially all of its assets.

Long-Term Incentive Plan: On August 21, 2012, our general partner adopted the Hi-Crush Partners LP Long-Term Incentive Plan for employees, consultants and directors of the general partner and those of its affiliates, including our sponsor, who perform services on our behalf. This plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights, and performance awards. The number of our common units that may be delivered pursuant to awards under the plan is limited to 1,364,035 units. Any common units withheld to satisfy exercise prices or minimum tax withholding obligations are available for delivery under other plan awards.

Credit Agreement: On August 21, 2012, in connection with the closing our initial public offering, we entered into a credit agreement providing for a new four-year $100,000 senior secured revolving credit facility. This credit facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. The credit facility has an accordion feature that allows us to increase the available revolving capacity under the facility up to an aggregate amount of $200,000, subject to our receiving increased commitments applicable lenders and the satisfaction of certain other conditions. Borrowings under the credit facility are secured by substantially all of our assets.

For additional information regarding our credit facility, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

Basis of Presentation

The following discussion of our historical performance and financial condition is derived from our unaudited condensed financial statements and the historical financial statements of our sponsor, Hi-Crush Proppants LLC, which is our accounting predecessor for financial reporting purposes. Our sponsor contributed some but not all of its assets and liabilities to us in connection with our initial public offering. Accordingly, the historical predecessor financial results discussed below include capital expenditures and other costs related to assets that were not contributed to us, as well as long-term debt and related expenses that were retained by our sponsor. For additional information about the assets and liabilities reflected in our sponsor’s historical financial statements that were not contributed to us in connection with our offering, please read our unaudited pro forma financial statements and the notes to those financial statements provided in our prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission on August 15, 2012.

In addition to the factors discussed above relating to the contribution of some, but not all of the net assets of the Wyeville operations, there are a number of factors that impact the comparability of our sponsor’s historical results of operations and cash flows, as well as why such results will not be indicative of future results of operations and cash flows, including:

•	our Wyeville facility did not generate sales until we commenced operations in July 2011;

•

we completed an expansion of our Wyeville facility in March 2012, which significantly increased our production capacity. In connection with this incremental capacity, additional contracted volumes to two new customers began shipping in May 2012;

•

effective July 2012, we terminated certain royalty agreements for a one-time cash payment of $14,000, which has resulted in a reduction of our ongoing royalty costs to $2.50 per ton of sand delivered at our on-site rail facility and paid for by our customers;

•	our predecessor began incurring incremental general and administrative expenses in the second quarter of 2012 associated with the initial public offering;

•

effective with becoming a publicly traded partnership in August 2012, we have begun to incur incremental general and administrative expenses, the nature of which were not previously incurred as a non-public entity; and

•

we expect to incur additional general and administrative expenses as a result of our sponsor’s allocation of costs associated with its expanded infrastructure, including management and other key positions, which were hired in anticipation of our initial public offering.

Unless otherwise indicated, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Hi-Crush Partners LP,” “we,” “our,” “us” or like terms when used to reference operations or matters prior to August 16, 2012, refer to the business and results of operations of Hi-Crush Proppants LLC, our sponsor and accounting predecessor. Otherwise, those terms refer to Hi-Crush Partners LP and its subsidiaries following its initial public offering and the formation transactions described in the “Overview’ section.

[19]

Our Assets and Operations

We own and operate the Wyeville facility, which is located in Monroe County, Wisconsin and, as of December 31, 2011, contained 48.4 million tons of proven recoverable sand reserves of mesh sizes we currently have contracted to sell. We acquired the Wyeville acreage and commenced construction of the Wyeville facility in January 2011. We completed construction of the Wyeville facility and commenced sand excavation and processing in June 2011 with an initial plant processing capacity of 950,000 tons per year, and customer shipments were initiated in July 2011. As of December 31, 2011, we had 730,000 tons per year subject to existing long-term, take-or-pay contracts. We completed an expansion in March 2012 that increased our annual expected processing capacity to approximately 1,600,000 tons per year and supported the expansion by signing contracts that increased annual contracted volumes to 1,460,000 tons. From the Wyeville in-service date to September 30, 2012, we have processed and sold 1,246,391 tons of frac sand.

How We Generate Revenue

We generate revenue by excavating, processing and producing frac sand, which we sell to our customers primarily under fixed price take-or-pay contracts, with current terms expiring between 2014 and 2017. During the period from July 21, 2011 through April 30, 2012, we delivered frac sand under such contracts to two customers. Using the capacity provided by the Wyeville expansion, we commenced shipments to two additional customers under similar contracts beginning May 1, 2012. The Baker Hughes contract was terminated on November 12, 2012. See above under “Overview.” Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product, the price per ton and liquidated damages in the event either we or the customer fails to meet minimum requirements. Prices in our current contracts are fixed for the entire term of the contracts. As a result, our revenue over the duration of these contracts may not follow broader industry pricing trends. Occasionally, if we have excess production and market conditions are favorable, we may elect to sell frac sand in spot market transactions. These contracts had a weighted average remaining life of 4.4 years as of September 30, 2012. After giving effect to the termination of the Baker Hughes contract on November 12, 2012, our contracts had a weighted average remaining life of 3.3 years.

Due to sustained freezing temperatures in our area of operation during winter months, it is industry practice to halt excavation activities and operation of the wet plant during those months. As a result, we excavate and wash sand in excess of current delivery requirements during the months when those facilities are operational. This excess sand is placed in stockpiles that feed the dry plant and fill customer orders throughout the winter months.

Costs of Conducting Our Business

The principal expenses involved in operating our business are excavation costs, labor, utilities, maintenance and royalties.

We have a contract with a third party to excavate raw frac sand, deliver the raw frac sand to our processing facility and move the sand from our wet plant to our dry plant. We pay a fixed price, with the exception of a fuel charge based on the price of diesel fuel, of $2.09 per ton excavated and delivered without regard to the amount of sand excavated that meets API specifications. Accordingly, we incur excavation costs with respect to the excavation of sand and other materials from which we ultimately do not derive revenue (rejected materials), and for sand which is still to be processed through the dry plant and not yet sold.

Labor costs associated with employees at our processing facility represent the most significant cost of converting raw frac sand to finished product. We incur utility costs in connection with the operation of our processing facility, primarily electricity and natural gas, which are both susceptible to fluctuations. Our facilities require periodic scheduled maintenance to ensure efficient operation and to minimize downtime.

Excavation costs, direct and indirect labor, utilities and maintenance costs are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold.

We initially paid royalties to third parties at an aggregate rate of $6.15 per ton of sand excavated, delivered at our on-site rail facility and paid for by our customers. Effective July 2012, we terminated a certain royalty agreement for a one-time cash payment of $14,000, which will reduce our ongoing royalty costs to $2.50 per ton of sand excavated, delivered and paid for.

Each customer takes delivery of purchased product when it is loaded on rail cars at our facility. As a result we generally do not incur shipping expenses.

We incur general and administrative costs related to our corporate operations. Under our partnership agreement and the services agreements with our sponsor and our general partner, our sponsor has discretion to determine, in good faith, the proper allocation of costs and expenses to us for its services, including expenses incurred by our general partner and its affiliates on our behalf. Our sponsor currently intends to allocate its general and administrative costs proportionately based on tonnage shipped from facilities and

[20]

operations that are provided the services underlying such costs. However, since our Wyeville operations represent the only facility that has made meaningful shipments to date, the allocation of these costs for the 2012 period, subsequent to our initial public offering, was based on management’s best estimate of time and effort spent on the respective operations and facilities. Under these agreements, we reimburse our sponsor for all direct and indirect costs incurred on our behalf.

How We Evaluate Our Operations

Gross Profit and Production Costs

Price per ton excavated is fixed, and royalties are generally fixed based on tons excavated, delivered and paid for. Given this largely fixed cost base, coupled with the fact that the majority of our processing capacity at the Wyeville facility is contracted for sale under our existing fixed price, take-or-pay contracts with our customers for the remainder of 2012 and through the second quarter of 2014, our gross profit will primarily be affected by our ability to control other direct and indirect costs associated with processing frac sand. We also use production costs, which we define as costs of goods sold, excluding depreciation and depletion to measure our financial performance. We believe production cost is a meaningful measure because it provides a measure of operating performance that is unaffected by historical cost basis.

As a result, production volumes, costs of goods sold per ton, production costs per ton and gross profit are key metrics used by management to evaluate our results of operations.

EBITDA, Distributable Cash Flow and Production Costs

We view EBITDA as an important indicator of performance. We define EBITDA as net income plus depreciation and depletion and interest and debt expense, net of interest income. Although our sponsor had not historically quantified distributable cash flow, effective with the date on which the Wyeville net assets and operations were contributed to us by our sponsor, we use distributable cash flow to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders. We define distributable cash flow as EBITDA less cash paid for interest expense and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations. Distributable cash flow will not reflect changes in working capital balances. EBITDA is a supplemental measure utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis. Distributable cash flow is a supplemental measure used to measure the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions to our unitholders.

We define production costs as costs of goods sold, excluding depreciation and depletion. We believe production costs is a meaningful measure because it provides a measure of operating performance that is unaffected by historical cost basis.

Note Regarding Non-GAAP Financial Measures

Production costs, EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Costs of goods sold is the GAAP measure most directly comparable to production costs, net income is the GAAP measure most directly comparable to EBITDA and distributable cash flow. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider production costs, EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Because production costs, EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table presents a reconciliation of EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated.

[21]

	Three months ended September 30,			Nine months ended September 30,
	2012		2011	2012		2011
	Period from July 1 through August 15	Period from August 16 through September 30		Period from January 1 through August 15	Period from August 16 through September 30
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)
Reconciliation of EBITDA and Distributable Cash Flow to Net Income:

Net income	$7,069	$9,109	$3,793	$25,020	$9,109	$3,146

Taxes	—	—	—	—	—	—
Depreciation and depletion	421	395	306	1,089	395	306
Interest expense, net	855	80	760	3,240	80	760

EBITDA	$8,345	$9,584	$4,859	$29,349	$9,584	$4,212

Less: Cash interest paid		(43)			(43)
Maintenance and replacement capital expenditures, including accrual for reserve replacement (1)		(258)			(258)
Add: Accrecton of asset retirement obligation		3			3

Distributable Cash Flow (2)		$9,286			$9,286

(1)	Maintenance and replacement capital expenditures, including accrual for reserve replacement, was determined based on an estimated reserve replacement cost of $1.35 per ton sold during the period from August 16 through September 30, 2012. Such expenditures include those associated with the replacement of equipment and sand reserves, to the extent that such expenditures are made to maintain our long-term operating capacity. The amount presented does not represent an actual reserve account or requirement to spend the capital.
(2)	Consistent with our intention to pay a prorated distribution for the period from the completion of our initial public offering through September 30, 2012, this represents distributable cash flow for the same period. As such, it does not reflect the amount of cash flow that would have been available for distribution over an entire fiscal quarter.

The following table presents a reconciliation of production costs to the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	Three months ended September 30,			Nine months ended September 30,
	2012		2011	2012		2011
	Period from July 1 through August 15	Period from August 16 through September 30		Period from January 1 through August 15	Period from August 16 through September 30
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)
Reconciliation of Production Costs to Cost of Goods Sold:

Cost of goods sold	$3,065	$2,832	$2,498	$13,336	$2,832	$2,498

Depreciation and depletion	(421)	(395)	(306)	(1,089)	(395)	(306)

Production costs	$2,644	$2,437	$2,192	$12,247	$2,437	$2,192

Tons sold	186,957	191,446	126,036	726,213	191,446	126,036

Production costs per ton	$14.14	$12.73	$17.39	$16.86	$12.73	$17.39

[22]

Results of Operations

Predecessor and Successor Combined

For purposes of discussing trends and providing comparative information for complete historical periods, we have combined our results with the historical results of our predecessor for the three and nine months ended September 30, 2012. The following unaudited combined condensed consolidated financial information reflects the combination of the predecessor and successor results of operations. No adjustments have been made to give effect to adjustments for assets and liabilities that were retained by the Predecessor and the corresponding pro-forma impact on the Statement of Operations. The unaudited combined condensed consolidated financial information is not necessarily indicative of the results that actually would have occurred if the Partnership had completed the contribution prior to the periods being presented or that could be achieved in the future.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table summarizes our revenue and expenses for the periods indicated:

	2012			2011
	Period from July 1 through August 15	Period from August 16 through September 30	Three months ended September 30	Three months ended September 30
	(Predecessor)	(Successor)	(Combined)	(Predecessor)
Revenues	$12,601	$12,643	$25,244	$7,675
Production costs (1)	2,644	2,437	5,081	2,192
Depreciation and depletion	421	395	816	306

Cost of goods sold	3,065	2,832	5,897	2,498
Gross profit (2)	9,536	9,811	19,347	5,177
General and administrative expenses	1,494	592	2,086	518
Exploration expense	120	27	147	93
Accretion of asset retirement obligations	4	3	7	13

Income from operations	7,918	9,189	17,107	4,553
Other income	(6)	—	(6)	—
Interest expense, net	855	80	935	760

Net income	$7,069	$9,109	$16,178	$3,793

(1)	Production costs is defined as costs of goods sold, excluding depreciation and depletion. See reconciliation of non-GAAP measures above.
(2)	Gross profit equals revenues less costs of goods sold (including depreciation and depletion).

Successor - Period from August 16 to September 30, 2012

Revenue was $12,643 for the period from August 16 to September 30, 2012, during which we sold 191,446 tons of frac sand under four long-term, take-or-pay contracts. Production costs were $2,437, or $12.73 per ton sold, and gross profit was $9,811. Due to the nature of the fixed price, take-or-pay contracts with our customers, gross profit is primarily affected by royalties and the cost to excavate and process sand. Production cost per ton was primarily impacted by the reduced royalty rate per ton resulting from the July 2012 buyout of certain royalty agreements, as well as the full impact of enhanced production efficiencies derived from the Wyeville plant expansion, completed in March 2012. General and administrative expenses were $592 including expenses associated with being a public company. Interest expense was $80, related to fees paid under our new revolving facility. There were no borrowings under the facility during the period. Net income was $9,109 for the period from August 16 to September 30, 2012.

Predecessor – Period from July 1 to August 15, 2012

Revenue was $12,601 for the period ended August 15, 2012, during which we sold 186,957 tons of frac sand. Production costs were $2,644, or $14.14 per ton sold, and gross profit was $9,536. Production cost per ton was primarily impacted by the reduced royalty rate per ton resulting from the July 2012 buyout of certain royalty agreements. The enhanced production efficiencies derived from the Wyeville plant expansion, completed in March 2012, did not have a significant impact during the period as the higher cost structure capitalized into inventory prior to the expansion was expensed as the inventory was further processed and sold. General and administrative expenses were $1,494, including certain expenses incurred by our sponsor associated with the process of our initial public offering. Interest expense was $855 related to our sponsor’s debt, all of which was retained by our sponsor following the initial public offering. Net income was $7,069 for the period from July 1 through August 15, 2012.

[23]

Predecessor – Three months ended September 30, 2011

Revenue was $7,675 for the three months ended September 30, 2011, during which we sold 126,036 tons of frac sand. Production costs were $2,192, or $17.39 per ton sold, and gross profit was $5,177. Production costs per ton reflect the costs of production related to the start-up and commencement of operations at the Wyeville facility in late July 2011 and the higher royalty rate per ton sold. General and administrative expenses were $518 reflecting the cost structure of a private company. Interest expense was $760, related to our sponsor’s debt. Net income was $3,793 for the three months ended September 30, 2011.

Predecessor and Successor – Combined Three Months Ended September 30, 2012 Compared to Predecessor Three Months Ended September 30, 2011

Revenue

Revenue was $25,244 for the three months ended September 30, 2012, during which we sold 378,403 tons of frac sand under four long-term, take-or-pay contracts, two of which commenced on May 1, 2012. Revenue was $7,675 for the three months ended September 30, 2011, during which we sold 126,036 tons of frac sand subsequent to the commencement of operations at the Wyeville facility in late July 2011.

Production Costs

Production costs were $5,081, or $13.43 per ton sold, for the three months ended September 30, 2012, compared to $2,192, or $17.39 per ton sold, for the three months ended September 30, 2011. The decrease in production cost per ton was primarily attributable to the reduced royalty rate per ton resulting from the July 2012 buyout of certain royalty agreements, as well as the enhanced production efficiencies derived from the Wyeville plant expansion, which was completed in March 2012. The GAAP measure most directly comparable to production costs is costs of goods sold, which was $5,897, or $15.58 per ton sold, for the three months ended September 30, 2012, versus $2,498, or $19.82 per ton sold, for the three months ended September 30, 2011.

The principal components of production costs involved in operating our business are excavation costs, labor, utilities, maintenance and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following provides a summary of the drivers impacting the level of production costs between the three months ended September 30, 2012 and the corresponding period in 2011.

For the three months ended September 30, 2012 and 2011, we incurred $2,828 and $1,667 of excavation costs, respectively. The increase in excavation costs incurred is primarily due to the increase in tons sold.

We incurred labor costs of $764 for the three months ended September 30, 2012 and $322 for the three months ended September 30, 2011 reflecting the increased number of employees after the expansion of the plant in March 2012.

Utility and maintenance costs increased slightly in the three months ended September 30, 2012 compared to the same period in 2011 as more tons were processed in the facility.

We incurred royalties of $957 and $775 for the three months ended September 30, 2012 and 2011, respectively, as the lower royalty rate per ton beginning in July 2012 was offset by the increased volume of tons sold.

Gross Profit

Gross profit equals revenues less costs of goods sold. Gross profit was $19,347 for the three months ended September 30, 2012 and $5,177 for the three months ended September 30, 2011. Due to the nature of the fixed price, take-or-pay contracts with our customers, gross profit is primarily affected by royalties and the costs to excavate and process sand. Our cost per ton excavated is fixed, with the exception of a fuel surcharge based on the price of diesel fuel. We incurred no fuel surcharge during the three months ended September 30, 2012 or 2011. The increase in gross profit was due primarily to the increase in tons sold, as well as the reduced royalty rate per ton, and enhanced production efficiencies derived from the Wyeville plant expansion, completed in March 2012. Efficiencies included capturing certain grades of sand for sale that had previously been included in reject material, resulting in increased product yield and lower excavation costs per ton sold in 2012.

General and Administrative Expenses

General and administrative expenses increased $1,568 to $2,086 for the three months ended September 30, 2012 from $518 for the three months ended September 30, 2011. This increase was primarily due to higher legal and other professional fees, as well as higher payroll and related costs from additional sponsor headcount. These incremental general and administrative expenses were predominantly incurred in preparation for, or in connection with, our initial public offering.

[24]

Interest Expense

Interest expense was $935 in the three months ended September 30, 2012 compared to $760 in the corresponding period in 2011. Approximately 91% of the interest expense for the 2012 period was incurred in connection with our sponsor’s debt, comprised of its secured credit facility and its subordinated promissory notes, as well as amortization of associated deferred financing costs. The remaining interest expense in the 2012 period, or $80, was incurred as commitment fees under our new four-year $100,000 revolving credit facility. The interest expense of $760 for the three months ended 2011 related to our sponsor’s debt, all of which was retained by our sponsor following our initial public offering.

Net Income

Net income was $16,178 for three months ended September 30, 2012 compared to net income of $3,793 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

We were formed in October 2010 and commenced construction of our Wyeville facility in January 2011. We completed construction of our Wyeville facility and began selling sand to our customers in July 2011. Our historical financial statements for the nine months ended September 30, 2011 reflect operations from July 2011 through September 30, 2011 and general and administrative expenses for the entire nine month period.

The following table summarizes our revenue and expenses for the periods indicated:

	2012			2011
	Period from January 1 through August 15	Period from August 16 through September 30	Nine months ended September 30	Nine months ended September 30
	(Predecessor)	(Successor)	(Combined)	(Predecessor)
Revenues	$46,776	$12,643	$59,419	$7,675
		—
Production costs (1)	12,247	2,437	14,684	2,192
Depreciation and depletion	1,089	395	1,484	306
Cost of goods sold	13,336	2,832	16,168	2,498

		—
Gross profit (2)	33,440	9,811	43,251	5,177
		—
General and administative expenses	4,631	592	5,223	1,165
Exploration expense	539	27	566	93
Accretion of asset retirement obligations	16	3	19	13

		—
Income from operations	28,254	9,189	37,443	3,906
Other income	(6)	—	(6)	—
Interest expense, net	3,240	80	3,320	760

Net income	$25,020	$9,109	$34,129	$3,146

(1)	Production costs is defined as costs of goods sold, excluding depreciation and depletion. See reconciliation of non-GAAP measures above.
(2)	Gross profit equals revenues less costs of goods sold (including depreciation and depletion).

Successor - Period from August 16 to September 30, 2012

As discussed above, revenue was $12,643 for the period from August 16 to September 30, 2012, during which we sold 191,446 tons of frac sand under four long-term, take-or-pay contracts. Production costs were $2,437, or $12.73 per ton sold, and gross profit was $9,811. Net income was $9,109 for the period from August 16 to September 30, 2012.

Predecessor – Period from January 1 to August 15, 2012

Revenue was $46,776 for the period ended August 15, 2012, during which we sold 726,213 tons of frac sand under four long-term, take-or-pay contracts, two of which commenced on May 1, 2012. Production costs were $12,247, or $16.86 per ton sold, and gross profit was $33,440. Due to the nature of the fixed price, take-or-pay contracts with our customers, gross profit is primarily affected by

[25]

royalties and the cost to excavate and process sand. Production cost per ton was impacted by the reduced royalty rate per ton resulting from the July 2012 buyout of certain royalty agreements, as well as the full impact of enhanced production efficiencies derived from the Wyeville plant expansion, completed in March 2012. General and administrative expenses were $4,631, including certain expenses incurred by our sponsor associated with the process of our initial public offering. Interest expense was $3,240 related to our sponsor’s debt, all of which was retained by our sponsor following the initial public offering. Net income was $25,020 for the period ended August 15, 2012.

Predecessor – Nine months ended September 30, 2011

Revenue was $7,675 for the nine months ended September 30, 2011, during which we sold 126,036 tons of frac sand subsequent to the commencement of operations at the Wyeville facility in late July 2011. Production costs were $2,192, or $17.39 per ton sold, and gross profit was $5,177. Production costs per ton reflect the operating costs and cost of production subsequent to the commencement of operations at the Wyeville facility in late July 2011 and the higher royalty rate per ton sold. General and administrative expenses were $1,165 reflecting the cost structure of a private company. Interest expense was $760 related to our sponsor’s debt, all of which was retained by our sponsor following the initial public offering. Net income was $3,146 for the nine months ended September 30, 2011.

Predecessor and Successor – Combined Nine Months Ended September 30, 2012 Compared to Predecessor Nine Months Ended September 30, 2011

Revenue

Revenue was $59,419 for the nine months ended September 30, 2012, during which we sold 917,659 tons of frac sand under four long-term, take-or-pay contracts, two of which commenced on May 1, 2012. Revenue was $7,675 for the nine months ended September 30, 2011, during which we sold 126,036 tons of frac sand under two long-term, take-or-pay contracts.

Production Costs

Production costs were $14,684, or $16.00 per ton sold, for the nine months ended September 30, 2012. Production costs were $2,192, or $17.39 per ton sold, for the nine months ended September 30, 2011. The decrease in production cost per ton was a result of the reduced royalty rate per ton derived from the July 2012 buyout of certain royalty agreements, as well as the enhanced production efficiencies derived from the Wyeville plant expansion, which was completed during the first quarter of 2012. The GAAP measure most directly comparable to production costs is costs of goods sold, which was $16,168, or $17.62 per ton sold, for the nine months ended September 30, 2012. Cost of goods sold was $2,498, or $19.82 per ton sold, for the nine months ended September 30, 2011. The following provides a summary of the impact that the various components of production costs had on the overall increase in such costs, generally due to the increase in tons sold, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.

For the nine months ended September 30, 2012 and 2011, we incurred $5,085 and $1,667 of excavation costs, respectively. The increase in excavation costs incurred is primarily due to the increase in tons sold.

We incurred labor costs of $2,188 for the nine months ended September 30, 2012 and $322 for the nine months ended September 30, 2011 reflecting the increased number of employees after the expansion of the plant in March 2012.

We incurred utility costs of $1,430 for the nine months ended September 30, 2012 compared to $282 for the nine months ended September 30, 2011. Our maintenance costs were $968 for the nine months ended September 30, 2012 compared to $141 for the nine months ended September 30, 2011.

We incurred royalties of $4,274 and $775 for the nine months ended September 30, 2012 and 2011, respectively. The increase in royalties is primarily due to the increase in tons sold, offset by a decrease in royalty rates from July to September 2012, as mentioned above.

Gross Profit

Gross profit equals revenues less costs of goods sold and was $43,251 for the nine months ended September 30, 2012. Gross profit was $5,177 for the nine months ended September 30, 2011. Due to the nature of the fixed price, take-or-pay contracts with our customers, gross profit is primarily affected by royalties and the costs to excavate and process sand. Our cost per ton excavated is fixed, with the exception of a fuel surcharge based on the price of diesel fuel. We incurred no surcharge during the nine months ended September 30, 2012 or 2011. The increase in gross profit was due primarily to the increase in tons sold, increased depreciation and depletion due to the longer period of time over which excavation and plant operations took place, reduced royalty rate per ton, and enhanced production efficiencies derived from the Wyeville plant expansion, completed in March 2012. Efficiencies included capturing certain grades of sand for sale that had previously been included in reject material, resulting in increased product yield and lower excavation costs per ton sold in 2012.

[26]

General and Administrative Expenses

General and administrative expenses increased $4,058 to $5,223 for the nine months ended September 30, 2012 from $1,165 for the nine months ended September 30, 2011. We were in a start-up phase for a portion of the nine months ended September 30, 2011 and did not incur the level of general and administrative expenses required to support an operating company. In addition to the impact from the ramp-up of our operations, these incremental general and administrative expenses were primarily driven by higher legal and other professional fees, along with higher payroll and related costs. Such costs were largely incurred in preparation for, or in connection with, our initial public offering.

Interest Expense

Interest expense of $3,320 in the nine months ended September 30, 2012 includes $3,240 of interest on our sponsor’s secured credit facility, paid-in-kind interest under our sponsor’s subordinated promissory notes and amortization of deferred financing costs. The remaining $80 in interest expense in the 2012 period was incurred as commitment fees under our new four-year $100,000 revolving credit facility. The interest expense of $760 for the nine months ended 2011 was related to our sponsor’s debt, all of which was retained by our sponsor following our initial public offering.

Net Income

Net income was $34,129 for the nine months ended September 30, 2012 compared to net income of $3,146 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Overview

The principal liquidity requirements of our sponsor, as predecessor, were to fund capital expenditures for the purchase of the Wyeville land, construction and expansion of the related sand processing facility, construction of railway spurs and to meet working capital needs. Our sponsor met its liquidity needs with a combination of funds generated through operations, proceeds from long-term indebtedness and prepayments under one of its long-term sales contracts.

We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our $100,000 four-year revolving credit facility, as necessary, and we believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of September 30, 2012, our sources of liquidity consisted of $3,444 of available cash and $98,500 under our revolving credit facility ($100,000, net of $1,500 letter of credit commitments). We may increase the revolving credit facility up to $200,000 using the credit facility’s accordion feature, subject to additional commitments from existing or new banks. In addition, our general partner is authorized to issue an unlimited number of additional units without the approval of existing limited partner unitholders.

We expect that our future principal uses of cash will be for working capital, making distributions to our unitholders, capital expenditures and funding any debt service obligations. On October 19, 2012, our general partner’s board of directors declared a cash distribution for the third quarter of 2012 of $0.2375 per common and subordinated unit. This represents the first distribution declared by us and corresponds to the minimum quarterly distribution of $0.4750 per unit, or $1.90 on an annualized basis, prorated for the partial quarter following the closing of our initial public offering. This distribution will be paid on November 15, 2012 to all unitholders of record on November 1, 2012. On a going-forward basis, we intend to pay a minimum quarterly distribution of $0.4750 per common and subordinated unit per quarter, which equates to approximately $12,958 per quarter, or $51,833 per year, based on the number of common and subordinated units outstanding, to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal or contractual obligation to pay this distribution.

[27]

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2012, we had a positive working capital balance of $22,727, as compared to a balance of $2,780 at December 31, 2011.

	September 30, 2012	December 31, 2011
	(Successor)	(Predecessor)
Current assets:
Cash and restricted cash	$3,444	$11,084
Accounts receivable	12,817	4,026
Inventories	4,311	2,374
Due from sponsor	9,731	—
Prepaid expenses and other current assets	468	294

Total current assets	30,771	17,778

Current liabilities:
Accounts payable	1,370	4,954
Accrued liabilities	2,070	866
Deferred revenue	4,604	9,178

Total current liabilities	8,044	14,998

Working capital	$22,727	$2,780

Accounts receivable increased by $8,791 during the nine months ended September 30, 2012, primarily due to the significant increase in frac sand volumes attributable to the March 2012 Wyeville plant expansion. Following that expansion, we began shipping to two additional customers in May 2012. Substantially all of the incremental frac sand volume was sold to customers who do not prepay for deliveries.

Our inventory consists primarily of sand that has been excavated and processed through the wet plant. Because we do not excavate sand or operate the wet plant in the winter months, we excavate and process sand through the wet plant in excess of current needs throughout the year. This resulted in the increase in inventory from December 31, 2011 to September 30, 2012.

At September 30, 2012, we had an amount due from our sponsor related to our payment of certain liabilities on its behalf. The subject liabilities were comprised of certain accounts payable that were paid related to the Augusta construction project. Our sponsor is expected to reimburse us for these amounts during the fourth quarter of 2012 and first quarter 2013, as cash flow is generated from its Augusta facility.

Accounts payable included $1,786 of capital related items as of December 31, 2011, primarily related to expansion of our Wyeville facility.

Deferred revenue represents prepayments from a customer for future deliveries of frac sand. We received a prepayment of $16,500 from one customer in the year ended December 31, 2011. We recognized approximately $7,300 and $9,200 of revenue related to this prepayment as we shipped sand in the year ended December 31, 2011 and the nine months ended September 30, 2012, respectively. In July 2012, we received another payment of $8,250 from our customer in order to prepay for the remainder of its anticipated frac sand shipments in 2012. Since the date on which we received the payment, we have recognized approximately $3,646 of revenue related to this customer’s prepayment, resulting in a deferred revenue balance of $4,604 at September 30, 2012.

There was a net increase of $9,178 in deferred revenue in the year ended December 31, 2011, and subsequent net decrease of $4,573 in the nine months ended September 30, 2012, representing a significant portion of the difference between operating income and net cash provided by operating activities in each of the respective periods.

	2012			2011
	Period from January 1 through August 15	Period from August 16 through September 30	Nine months ended September 30	Nine months ended September 30
	(Predecessor)	(Successor)	(Combined)	(Predecessor)
Net cash provided by (used in):

Operating activities	$16,660	$6,691	$23,351	$14,688
Investing activities	(80,045)	(100)	(80,145)	(42,109)
Financing activities	61,048	(5,131)	55,917	42,719

[28]

Cash Flows – Successor Period from August 16 through September 30, 2012

During the period, the Partnership generated $6,691 of cash flows from operations and received $4,606 of contributions from the Sponsor. These funds were used to pay $100 of investing activities and fund $9,737 of net affiliate financing activities. Excess cash generated during the period of $1,460 was retained by the Partnership.

Cash Flows – Predecessor Period from January 1 through August 15, 2012

During the period, the Predecessor generated $16,660 of cash flows from operations and $61,048 from financing activities. The financings included borrowings under the Sponsor’s secured credit facility and the subordinated promissory notes. These funds, along with a portion of the beginning cash on hand, were used to pay $80,045 of capital expenditures, which primarily related to the construction of the Augusta plant and expansion of the Wyeville plant.

Cash Flows – Predecessor Period from January 1 through September 30, 2011

During the period, the Predecessor generated $14,688 of cash flows from operations and $42,719 from financing activities. The financings included borrowings under the Sponsor’s subordinated promissory notes. These funds were primarily used to pay $42,079 of capital expenditures related to the construction of the Wyeville plant. Remaining cash of $15,298 was retained by the Predecessor.

Cash Flows – Predecessor and Successor Combined

Operating Activities

Net cash provided by operating activities was $23,351 and $14,688 for the nine month periods ended September 30, 2012 and 2011, respectively. Operating cash flows include $34,129 and $3,146 in net earnings generated from the sale of frac sand to our customers in the nine month periods ended September 30, 2012 and September 30, 2011, respectively. The net earnings in each period were offset by production costs, general and administrative expenses and cash interest expense, adjusted for changes in working capital described above to the extent they were positive.

Investing Activities

Net cash used in investing activities was $80,145 for the nine months ended September 30, 2012 and consisted primarily of acquisition, construction and development of our sponsor’s Augusta facility and the completion of the expansion of our Wyeville facility. The Augusta facility was retained by our sponsor following our initial public offering. Net cash used in investing activities was $42,109 for the nine months ended September 30, 2011 and consisted primarily of costs associated with the initial acquisition, construction and development of our Wyeville facility.

Financing Activities

Net cash provided by financing activities was $55,917 for the nine months ended September 30, 2012, which included additional borrowings under our sponsor’s various debt arrangements, including approximately $23,500 under its subordinated promissory notes, and $40,000 under the sponsor secured credit facility. These borrowings were offset by our payments of $9,737 of net affiliate accounts payable during the period from August 16 through September 30, 2012, which will be repaid by our sponsor over the next two fiscal quarters, a $1,250 repayment of borrowings under our sponsor’s secured credit facility, $1,462 of loan origination costs incurred by our sponsor, and $225 of owner distributions.

Net cash provided by financing activities was $42,719 for the nine months ended September 30, 2011, which included $43,946 of proceeds under our sponsor’s subordinated promissory notes and capital contributions of $697. Additionally, our sponsor incurred loan origination costs of $1,924.

Our sponsor retained each of its existing debt arrangements referred to in the above discussion. We did not have any borrowings under our new revolving credit facility following our initial public offering.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are likely to have a material effect on our current or future financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Requirements

Our sponsor contributed the net assets of its Wyeville facility and operations to us in connection with our initial public offering. The development, construction and expansion of the contributed Wyeville-based property, plant and equipment was completed between January 2011 and March 2012. As such, we have no significant anticipated capital requirements in connection with this facility or its operations.

Revolving Credit Facility

We have a four-year $100,000 senior secured revolving credit facility. The credit facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Our credit facility has an accordion feature that allows us to increase the available revolving borrowings under the facility up to an aggregate amount of $200,000, subject to our receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. Borrowings under our revolving credit facility are secured by substantially all of our assets.

[29]

For additional information regarding our revolving credit facility, see Note 7 of the Notes to Unaudited Condensed Consolidated Combined Financial Statements included under Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to sell;

•	the price at which we are able to sell frac sand;

•	the outcome of any pending litigation;

•	changes in the price and availability of natural gas or electricity;

•	changes in prevailing economic conditions;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes and disputes with our excavation contractor;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents;

•	cave-ins, pit wall failures or rock falls; and

•	our ability to borrow funds and access capital markets.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

[30]

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                      (Dollars in thousands)

Quantitative and Qualitative Disclosure of Market Risks

Market risk is the risk of loss arising from adverse changes in market rates and prices. Historically, our sponsor’s risks have been predominantly related to potential changes in the fair value of its long-term debt due to fluctuations in applicable market interest rates. Going forward, our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.

The market for frac sand is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the pressure pumping industry. However, because we generate substantially all of our revenues under long-term, take-or-pay contracts, we believe we have only limited exposure to short-term fluctuations in the prices of crude oil and natural gas. We do not intend to hedge our indirect exposure to commodity risk.

Interest Rate Risk

We do not have any liabilities or obligations under our $100,000 revolving credit facility or our sponsor’s secured credit facility following the completion of our initial public offering. Any borrowings that we would draw under our revolving credit facility bear interest at a floating rate, which exposes us to interest rate risk. However, unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. Any change in interest rates would affect cash flows, but not the fair value, of any borrowings we draw down under our revolving credit facility. We do not currently have any hedges or forward contracts in place to hedge our exposure to interest rate risks.

Credit Risk – Customer Concentration

Substantially all of our revenue is generated through long-term, take-or-pay contracts with four customers. One of these customers is not investment grade. All of our customers are pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows, and our ability to make cash distributions to our unitholders may be adversely affected.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS, which clarifies Topic 820 and provides guidance on changes to certain principles or requirements for measuring fair value. The amendment is effective during interim and annual periods beginning after December 15, 2011. We adopted this guidance for our 2012 reporting and disclosures. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

New and Revised Financial Accounting Standards

None.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally acceptable in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.

A discussion of our critical accounting policies and estimates is included in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and our prospectus relating to our initial public offering, as filed with Securities and Exchange Commission on August 15, 2012. Significant estimates include, but are not limited to, asset retirement

[31]

obligations; depletion of mineral rights; inventory valuation; and impairment of long-lived assets. During the quarter ended September 30, 2012 and as a result of our IPO, the partnership implemented a new accounting policy related to net income per limited partner unit, as outlined in Note 3.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report, other than those described below, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Controls and Procedures

In 2011, our sponsor was a private company with limited accounting personnel to adequately execute our accounting processes and limited other supervisory resources with which to address our internal control over financial reporting. As such, our sponsor did not maintain an effective control environment in that the design and execution of controls has not consistently resulted in effective review and supervision by individuals with financial reporting oversight roles. In connection with our sponsor’s audit for the year ended December 31, 2011, our sponsor’s independent registered public accounting firm identified and communicated a material weakness related to the failure to maintain a sufficient complement of qualified accounting personnel, which contributed to our sponsor’s inability to maintain appropriate segregation of duties within the organization and effective review and supervision over the financial reporting process. A “material weakness” is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our sponsor’s financial statements will not be prevented, or detected in a timely basis. This material weakness resulted in audit adjustments to our financial statements which were identified by our independent registered public accounting firm.

Our management team and financial reporting oversight personnel are the same as those of our sponsor.

During the third quarter, we have added experienced accounting personnel, as full-time employees and continued the use of contractors, in response to our identification of gaps in our skills base and expertise of the staff required to meet the financial accounting and reporting requirements of a public company. In addition, during the third quarter, we have begun the process of implementing a new enterprise resource planning, or ERP, system to be used for financial accounting and reporting. However, our evaluation of internal control over financial accounting and reporting is not complete and we expect remediation to continue.

While we have begun the process of evaluating our internal control over financial accounting and reporting, we have not yet completed our review. We cannot predict the outcome of our review at this time. During the course of the review, we may identify additional control deficiencies, which may represent significant deficiencies and other material weaknesses, in addition to the material weakness previously identified, that require remediation by us. Our remediation efforts may not enable us to remedy or avoid material weaknesses or significant deficiencies in the future.

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which requires our management to certify financial and other information in our quarterly and annual reports and we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting. We will not be required to make our first assessment of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC.

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

[32]

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Legal Proceedings

Although we may, from time to time, be involved in litigation, claims or disputes arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on August 16, 2012. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in the prospectus, except as set forth below:

If we are unable to sell the frac sand that was contracted under the terminated supply agreement with Baker Hughes to existing or new customers or if the outcome of our lawsuit against Baker Hughes is unfavorable to us, our business, financial condition and results of operations could be materially harmed.

In May 2012, Hi-Crush Operating LLC (“Hi-Crush”), a subsidiary of Hi-Crush Partners LP (the “Partnership”), entered into a supply agreement for frac sand with Baker Hughes Oilfield Operations, Inc. (“Baker Hughes”). On September 19, 2012, Baker Hughes provided notice that it was terminating the contract. The Partnership believes that Baker Hughes’ termination was wrongful and a direct effort to circumvent its binding purchase obligations under the supply agreement. The Partnership engaged in discussions with Baker Hughes after receiving the notice, but the parties were unable to reach a mutually satisfactory resolution of the matter. On November 12, 2012, Hi-Crush formally terminated the supply agreement and filed suit in the State District Court of Harris County, Texas against Baker Hughes seeking damages for Baker Hughes’ prior wrongful termination of the supply agreement. The Partnership intends to vigorously enforce its rights under the supply agreement against Baker Hughes. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit. In addition, we may not be able to sell the entire volume of frac sand that was subject to the terminated supply agreement on the spot market or enter into new contracts for this volume on terms favorable to us, or at all. If we are unsuccessful in our lawsuit against Baker Hughes or if we are unable to sell the frac sand to our existing or new customers on economically acceptable terms, our business, financial condition and results of operations could be materially harmed.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

Use of Proceeds from Public Offering of Common Stock

On August 16, 2012, we completed our initial public offering of 12,937,500 common units, which includes 1,687,500 common units subject to an over-allotment option which was exercised in full, at a price to the public of $17.00 per common unit, or $15.95875 per common unit after payment of the underwriting discount, pursuant to our registration statement on Form S-1 (File No. 182574), which was declared effective on August 15, 2012. All of the common units offered and sold in the initial public offering were offered and sold for the account of Hi-Crush Proppants LLC, our sponsor. Barclays Capital Inc., Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC and UBS Securities LLC acted as joint book-running managers for the offering. Raymond James & Associates, Inc., RBC Capital Markets, LLC and Robert W. Baird & Co. Incorporated acted as co-managers for the offering. The total net proceeds paid to our sponsor from the sale of common units were $206,466, after taking into account an underwriting discount of $13,471. Our sponsor received all proceeds from the initial public offering and incurred transaction costs of approximately $3,383 through September 30, 2012. Hi-Crush Partners LP did not receive any proceeds from the sale of common units in the initial public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

We adhere to a strict occupational health program aimed at controlling exposure to silica dust, which includes dust sampling, a respiratory protection program, medical surveillance, training and other components. Our safety program is designed to ensure compliance with the standards of our Occupational Health and Safety Manual and U.S. Federal Mine Safety and Health Administration (“MSHA”) regulations. For both health and safety issues, extensive training is provided to employees. We have safety committees at our plants made up of salaried and hourly employees. We perform annual internal health and safety audits and conduct semi-annual crisis management drills to test our abilities to respond to various situations. Health and safety programs are administered by our corporate health and safety department with the assistance of plant environmental, health and safety coordinators.

All of our production facilities are classified as mines and are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

[33]

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

The exhibits to this report are listed in the Exhibit Index.

[34]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Crush Partners LP
(Registrant)
By: Hi-Crush GP LLC, its general partner

Date: November 12, 2012	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and duly authorized officer)

[35]

HI-CRUSH PARTNERS LP

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Hi-Crush Partners LP (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574).

3.2	First Amended and Restated Agreement of Limited Partnership of Hi-Crush Partners LP dated August 20, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012).

4.1	Registration Rights Agreement by and between Hi-Crush Partners LP and Hi-Crush Proppants LLC dated August 20, 2012 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012).

10.1	Credit Agreement, dated August 21, 2012, among Hi-Crush Partners LP, Amegy Bank National Association and the lenders named therein.

10.2	Management Services Agreement dated effective August 16, 2012, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Services LLC.

10.3	Maintenance and Capital Spare Parts Agreement dated effective August 16, 2012, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC.

10.4	Contribution, Assignment and Assumption Agreement by and among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated August 15, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012).

10.5	Omnibus Agreement by and among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated August 20, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012).

10.6†	Hi-Crush Partners LP Long-Term Incentive Plan, adopted as of August 15, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012).

10.7†	Letter Agreement, dated July 13, 2012, between Hi-Crush Proppants LLC and Robert E. Rasmus (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574).

10.8†	Letter Agreement, dated July 13, 2012, between Hi-Crush Proppants LLC and James M. Whipkey (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574).

10.9†	Letter Agreement, dated July 13, 2012, between Hi-Crush Proppants LLC and Jeffries V. Alston, III (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.3	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.3	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith. (1)

95.1	Mine Safety Disclosure Exhibit

101	Interactive Data Files- XBRL

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
†	Compensatory plan or arrangement.

[36]