Form 10-K
period 2012-12-31
Hi-Crush Partners LP
filed 2013-03-14
CIK 1549848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35630

Hi-Crush Partners LP

(Exact name of registrant as specified in its charter)

Delaware	90-0840530
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Three Riverway, Suite 1550
Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 960-4777

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partnership interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

         ☐  Yes        ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        ☐   Yes        ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         ☑  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        ☐   Yes        ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         ☑  Yes         ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

        ☐  Yes         ☑  No

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s equity was not listed on any domestic exchange or over-the-counter market. The registrant’s common units began trading on the New York Stock Exchange on August 16, 2012.

The registrant had 13,645,873 common units, 13,640,351 subordinated units and 3,750,000 convertible class B units outstanding on March 1, 2013.

Forward-Looking Statements

Some of the information in this Annual Report on Form 10-K may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act, as amended, or the Exchange Act. Forward-looking statement give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such risk factors and as such should not consider the following to be a complete list of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include those described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K, and the following factors, among others:

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;
•	the volume of frac sand we are able to sell;
•	the price at which we are able to sell frac sand;
•	the outcome of any pending litigation;
•	changes in the price and availability of natural gas, diesel fuel or electricity;
•	changes in prevailing economic conditions;
•	unanticipated ground, grade or water conditions;
•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;
•	environmental hazards;
•	industrial accidents;
•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;
•	inability to acquire or maintain necessary permits or mining or water rights;
•	facility shutdowns in response to environmental regulatory actions;
•	inability to obtain necessary production equipment or replacement parts;
•	reduction in the amount of water available for processing;
•	technical difficulties or failures;
•	labor disputes and disputes with our excavation contractor;
•	late delivery of supplies;
•	difficulty collecting receivables;
•	inability of our customers to take delivery;
•	changes in the price and availability of transportation;
•	fires, explosions or other accidents;
•	cave-ins, pit wall failures or rock falls; and
•	our ability to borrow funds and access capital markets.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements. You should assess any forward-looking statements made within this Annual Report on Form 10-K within the context of such risks and uncertainties.

[1]

PART I

ITEM 1.    BUSINESS

References in this Form 10-K to “Hi-Crush Partners LP,” “we,” “our,” “us” or like terms when used in a historical context to reference operations or matters prior to August 16, 2012 refer to the business of Hi-Crush Proppants LLC, which is our accounting predecessor that contributed certain of its subsidiaries to Hi-Crush Partners LP on August 16, 2012 in connection with our initial public offering. Otherwise, those terms refer to Hi-Crush Partners LP and its subsidiaries. References in this Form 10-K to “Hi-Crush Proppants LLC,” “our predecessor,” “our sponsor” and “the selling unitholder” refer to Hi-Crush Proppants LLC.

General

Hi-Crush Partners LP (together with its subsidiaries, the “Partnership”) is a Delaware limited partnership formed on May 8, 2012 to acquire selected sand reserves and related processing and transportation facilities of Hi-Crush Proppants LLC. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC, our general partner and a 100.0% limited partner interest to our sponsor, its organizational limited partner.

Initial Public Offering

On August 16, 2012, we completed our initial public offering (“IPO”) of 12,937,500 common units (amount includes 1,687,500 common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interests in the Partnership at a price to the public of $17.00 per common unit. Total net proceeds paid to our sponsor from the sale of common units in our IPO were approximately $206.5 million after taking into account our underwriting discount.

Acquisition of Preferred Interest in Augusta Facility

On January 31, 2013, we entered into a contribution agreement with our sponsor to acquire a preferred interest in Hi-Crush Augusta LLC (“Augusta”), the entity that owns the sponsor’s Augusta raw frac sand processing facility, for $37.5 million in cash and 3.75 million of our convertible Class B Units (the “Class B Units”) representing limited partner interests in the Partnership. Augusta’s principal assets include 48.4 million tons of proven reserves on approximately 1,187 acres, and newly constructed processing facilities with an annual capacity of 1,600,000 tons.

Our sponsor will not receive distributions on the Class B Units until converted into common units of the Partnership. The Class B Units are eligible for conversion into common units once we have, for two consecutive quarters, (i) earned $2.31 per common unit, subordinated unit and Class B Unit on an annualized basis and (ii) paid $2.10 per unit in annualized distributions on each common and subordinated unit, or 110% of the current minimum quarterly distribution for a period of two consecutive quarters, and our general partner has determined, with the concurrence of the conflicts committee of the board of directors of our general partner, that we are expected to maintain such performance for at least two succeeding quarters.

Under the contribution agreement, effective January 1, 2013, our acquired interest in Augusta entitles us to a preferred distribution of $3.75 million per quarter, or $15.0 million annually, in distributable cash flow, which cash flow stream is supported by a long-term, take or pay contract with an investment grade customer. Upon the satisfaction of certain conditions, but no sooner than March 31, 2018 without the approval of the conflicts committee of the board of directors of our general partner, our acquired interest in Augusta will convert into a 20% common ownership position in Augusta.

In addition, in connection with the transaction, our sponsor waived its right to require that we assign to our sponsor a long-term customer contract for sand produced by our Wyeville facility. As previously disclosed, this contract was initially scheduled to be assigned from Hi-Crush Operating LLC (“Wyeville”) to Augusta on May 1, 2013, but will now remain at Wyeville for the duration of the contract.

[2]

Overview

We are a pure play, low-cost, domestic producer of premium monocrystalline sand, a specialized mineral that is used as a “proppant” to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. We own, operate and develop sand reserves and related excavation and processing facilities and will seek to acquire or develop additional facilities. Our 651-acre Wyeville facility with integrated rail infrastructure, located near Wyeville, Wisconsin, enables us to process and cost-effectively deliver a potential 1,600,000 tons of frac sand per year. We also own a preferred interest in our sponsor’s 1,187 acre-facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin, which enables our sponsor to process and cost effectively deliver a further 1,600,000 tons of frac sand per year. Substantially all of our frac sand production is sold to leading investment grade-rated pressure pumping service providers under long-term, take-or-pay contracts that require our customers to pay a specified price for a specified volume of frac sand each month.

Over the past decade, exploration and production companies have increasingly focused on exploiting the vast hydrocarbon reserves contained in North America’s unconventional oil and natural gas reservoirs through advanced techniques, such as horizontal drilling and hydraulic fracturing. In recent years, this focus has resulted in exploration and production companies drilling more and longer horizontal wells, completing more hydraulic fracturing stages per well and utilizing more proppant per stage in an attempt to efficiently maximize the volume of hydrocarbon recovery per wellbore. As a result, North American demand for proppant has increased rapidly, growing at an average annual rate of 28.0% from 2006 to 2011, with total annual sales of $3.7 billion in 2011, according to The Freedonia Group, Inc. We believe that the market for raw frac sand will continue to grow based on the expected long-term development of North America’s unconventional oil and natural gas reservoirs and the previously highlighted market dynamics.

We utilize the significant oil and natural gas industry experience of our management team to take advantage of what we believe are favorable, long-term market dynamics as we execute our growth strategy, which includes both the acquisition of additional frac sand reserves and the development of new excavation and processing facilities. We expect to have the opportunity to acquire significant additional acreage and reserves currently owned or under an agreement to be acquired by our sponsor, Hi-Crush Proppants LLC, including the Augusta facility, with approximately 1,187 acres of additional land and associated reserves in western Wisconsin to which we have a right of first offer until August 20, 2015, in addition to potential acquisitions from third parties. Our sponsor will not, however, be required to accept any offer we make, and may, following good faith negotiations with us, sell the assets subject to our right of first offer to third parties that may compete with us. Our sponsor may also elect to develop, retain and operate properties in competition with us or develop new assets that are not subject to our right of first offer.

We intend to remain solely focused on the frac sand market as we believe it offers attractive long-term growth fundamentals.

Assets and Operations

We own and operate the Wyeville facility, which is located in Monroe County, Wisconsin and, as of December 31, 2012, contained 53.9 million tons of proven recoverable sand reserves of mesh sizes we have currently contracted to sell. During 2012, we acquired 90 acres of land with 6.7 million tons of proven recoverable sand reserves and sold 1.2 million tons of proven recoverable sand reserves at our Wyeville facility. We also own a preferred interest in our sponsor’s Augusta facility, which is located in Eau Claire County, Wisconsin and, as of December 31, 2012, contained 48.4 million tons of proven recoverable sand reserves. According to John T. Boyd Company, a leading mining consulting firm focused on the mineral and natural gas industries (“John T. Boyd”), our proven reserves consist entirely of coarse grade “Northern White” sand exceeding API specifications. Analysis of our sand by independent third-party testing companies indicates that it

[3]

demonstrates characteristics in excess of API specifications with regard to crush strength (ability to withstand high pressures), turbidity (low levels of contaminants) and roundness and sphericity (facilitates hydrocarbon flow, or conductivity).

Wyeville Facility

We acquired the Wyeville acreage and commenced construction of the Wyeville facility in January 2011. We completed construction of the Wyeville facility and commenced sand excavation and processing in June 2011 with an initial plant processing capacity of 950,000 tons per year, and customer shipments were initiated in July 2011. From the Wyeville in-service date to December 31, 2012, we processed and sold 1,494,548 tons of frac sand. We completed an expansion in March 2012 that increased our annual expected processing capacity to approximately 1,600,000 tons per year. As of December 31, 2012 we have contracted approximately 73% of this capacity for 2013. During the first quarter of fiscal 2013, we entered into a spot sale arrangement with a new customer, the impact of which is not included in the 2013 percentage of capacity calculation. Assuming production of 1,450,000 tons per year, and based on a reserve report prepared by John T. Boyd, our Wyeville facility has an implied 37-year reserve life as of December 31, 2012.

We operate two dryer facilities at Wyeville with a combined nameplate input capacity, based on manufacturer specifications, of 250 tons per hour. Unless processing operations are suspended to conduct maintenance, our dryer facilities are run on a 24-hour basis. Our estimate of annual expected processing capacity assumes a 15% loss factor due to waste and an uptime efficiency of 85% of nameplate capacity, which allows approximately 55 days for downtime and maintenance. We processed 1,161,954 tons of sand during the year ended December 31, 2012.

All of our product from the Wyeville facility is shipped by rail from our three 5,000-foot rail spurs that connect our processing and storage facilities to a Union Pacific Railroad mainline. The length of these rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars. It also enables us to accommodate unit trains, which significantly increases our efficiency in meeting our customers’ frac sand transportation needs. Unit trains, typically 80 rail cars in length or longer, are dedicated trains chartered for a single delivery destination. Generally, unit trains receive priority scheduling and do not switch cars at various intermediate junctions, which results in a more cost-effective and expedited method of shipping than the standard method of rail shipment.

Augusta Facility

On January 31, 2013, we acquired a preferred interest in our sponsor’s Augusta facility. Our sponsor acquired the Augusta acreage and commenced construction of the Augusta facility in April 2012. Our sponsor completed construction of the Augusta facility and commenced sand excavation and processing in July 2012 with a plant processing capacity of 1,600,000 tons per years, and customer shipments were initiated in August 2012. The cash flow stream attributable to our preferred interest in Augusta is supported by a long-term, take or pay contract with an investment grade customer.

Competitive Strengths

We believe that we are well positioned to successfully execute our strategy and achieve our primary business objective because of the following competitive strengths:

•

Long-term contracted cash flow stability. We generate substantially all of our revenues from the sale of frac sand under long-term contracts that require our customers to pay specified prices for specified volumes of product each month. We believe the take-or-pay volume and pricing provisions and the long-term nature of our contracts provide us with a stable base of cash flows and limit the risks associated with price movements in the spot market and any changes in product demand during the contract period. As of December 31, 2012, we had contracted to sell 1,160,000 tons of frac sand annually from our Wyeville facility, with a weighted average remaining contractual term of approximately 3.1 years.

[4]

•

Long-lived, high quality reserve base. Our Wyeville facility contains approximately 53.9 million tons of proven recoverable saleable coarse grade reserves as of December 31, 2012, based on a third-party reserve report by John T. Boyd and has an implied 37-year reserve life, assuming production of 1,450,000 tons per year, or approximately 90% of capacity. We also own a preferred interest in our sponsor’s Augusta facility, which, as of December 31, 2012, contained 48.4 million tons of proven reserves and has an implied 33-year reserve life, assuming production of 1,450,000 tons per year, or approximately 90% of capacity. These reserves consist of high quality Northern White frac sand. Analysis by independent third-party testing companies indicates that our sand demonstrates characteristics exceeding API specifications with regard to crush strength, turbidity and roundness and sphericity. As a result, our raw frac sand is particularly well suited for and is experiencing significant demand from customers for use in the hydraulic fracturing of unconventional oil and natural gas wells.

•

Intrinsic logistics and infrastructure advantage. The strategic location and logistics capabilities of the Wyeville and Augusta facilities enable us to serve all major U.S. oil and natural gas producing basins. At our Wyeville and Augusta facilities, our on-site transportation assets include three 5,000-foot rail spurs off a Union Pacific Railroad mainline that are capable of accommodating unit trains, allowing our customers to receive priority scheduling, expedited delivery and a more cost-effective shipping alternative. Our logistics capabilities enable efficient loading of sand and minimize rail car turnaround times at the facility, and we expect to acquire or develop similar logistics capabilities at any facilities we own in the future. We believe we are one of the few frac sand producers with a facility initially designed to deliver frac sand exceeding API specifications to all of the major U.S. oil and natural gas producing basins by on-site rail facilities, including on-site storage capacity accommodating unit trains.

•

Competitive operating cost structure. Our operations have been strategically designed to provide low per-unit production costs with a significant variable component for the excavation and processing of our sand. Our sand reserves at Wyeville do not require blasting or crushing to be processed and, due to the shallow overburden at both our Wyeville and Augusta facilities, we are able to use surface mining equipment in our operations, which provides for a lower cost structure than underground mining operations. Our mining operations are subcontracted to Gerke Excavating, Inc. under a three-year contract at a fixed cost per ton excavated, subject to a diesel fuel surcharge. Unlike some competitors, our processing and rail loading facilities are located on-site, which eliminates the requirement for on-road transportation, lowers product movement costs and minimizes the reduction in sand quality due to handling.

•

Experienced and incentivized management team. Our management team has extensive experience investing and operating in the oil and natural gas industry and is focused on optimizing our current business and expanding our operations through disciplined development and accretive acquisitions. We believe our management team’s substantial experience and relationships with participants in the oilfield services and exploration and production industries provide us with an extensive operational and commercial understanding of the markets in which our customers operate. The expertise of our management and operations teams covers a wide range of disciplines, with an emphasis on development, construction and operation of frac sand processing facilities, frac sand supply chain management and consulting and bulk solids material handling. Members of our management team are strongly incentivized to profitably grow our business and cash flows through their 39% interest in our sponsor, which owned 5.2% of our common units and all of our subordinated units, Class B Units and incentive distribution rights as of March 1, 2013.

Business Strategies

Our primary business objective is to increase our cash distributions per unit over time. We intend to accomplish this objective by executing the following strategies:

•

Focusing on stable, long-term, take-or-pay contracts with key customers. A key component of our business model is our contracting strategy, which seeks to secure a high percentage of our cash flows under long-term, fixed price contracts with take-or-pay provisions, while also staggering the tenors of

[5]

our contracts so that they expire at different times. We believe this contracting strategy significantly mitigates our exposure to the potential price volatility of the spot market for frac sand in the short-term, allows us to take advantage of any increase in frac sand prices over the medium-term and provides us with long-term cash flow stability. As current contracts expire or as we add new processing capacity, we intend to pursue similar long-term contracts with our current customers and with other leading pressure pumping service providers. We intend to utilize nearly all of our processing capacity to fulfill these contracts, with any excess processed frac sand first offered to existing customers and the remaining amount sold opportunistically in the spot market.

•

Pursuing accretive acquisitions from our sponsor and third parties. On January 31, 2013, we acquired a preferred interest in our sponsor’s Augusta facility, which entitles us to a preferred distribution of $3.75 million per quarter, or $15.0 million annually in distributable cash flow. This cash flow stream is supported by a long-term take-or-pay contract with an investment grade customer. We expect to continue pursuing accretive acquisitions of frac sand facilities from our sponsor, including through our right of first offer to acquire the Augusta facility, as well as from third-party frac sand producers. As we evaluate acquisition opportunities, we intend to remain focused on operations that complement our reserves of premium frac sand and that provide or would accommodate the development and construction of rail or other advantaged logistics capabilities. We believe these factors are critical to our business model and are important characteristics for any potential acquisitions.

•

Expanding our proved reserve base and processing capacity. We seek to identify and evaluate economically attractive expansion and facility enhancement opportunities to increase our proved reserves and processing capacity. At Wyeville and any future sites, we expect to pursue add-on acreage acquisitions near our facilities to expand our reserve base and increase our reserve life. In March 2012, we completed an expansion of our Wyeville facility, increasing annual processing capacity from 950,000 tons per year to approximately 1,600,000 tons per year by adding additional wet and dry plant capacity and additional sand storage silos. We will continue to analyze and pursue other organic expansion efforts that will similarly allow us to cost-effectively optimize our existing assets and meet the customer demand for our high quality frac sand.

•

Capitalizing on compelling industry fundamentals. We intend to continue to position ourselves as a pure play producer of high quality frac sand, as we believe the frac sand market offers attractive long-term growth fundamentals. The growth of horizontal drilling in the various North American shale plays and other unconventional oil and natural gas plays has resulted in greater demand for frac sand. The growth in demand is underpinned by increased horizontal drilling, higher proppant use per well and cost advantages over resin-coated sand and manufactured ceramics. We believe frac sand supply will continue to be constrained by the difficulty in finding reserves that meet or exceed API technical specifications in contiguous quantities large enough to justify the capital investment required and the challenges associated with successfully obtaining the necessary local, state and federal permits required for operations.

•

Maintaining financial flexibility and conservative leverage. We plan to pursue a disciplined financial policy and maintain a conservative capital structure. As of March 1, 2013, we had $38.3 million of outstanding indebtedness and $60.2 million of undrawn borrowing capacity ($61.7 million, net of $1.5 million letter of credit commitments) under our $100.0 million revolving credit facility. The credit facility has an accordion feature that allows us to increase the available revolving borrowings under the facility up to an aggregate amount of $200.0 million, subject to us receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. We believe that our borrowing capacity and ability to access debt and equity capital markets provides us with the financial flexibility necessary to achieve our organic expansion and acquisition strategy.

[6]

Our Industry

The oil and natural gas proppant industry is comprised of businesses involved in the mining or manufacturing of the propping agents used in the drilling and completion of oil and natural gas wells. Hydraulic fracturing is the most widely used method for stimulating increased production from wells. The process consists of pumping fluids, mixed with granular proppants, into the geologic formation at pressures sufficient to create fractures in the hydrocarbon-bearing rock. Proppant-filled fractures create conductive channels through which the hydrocarbons can flow more freely from the formation into the wellbore and then to the surface.

Industry Data

The market and industry data included throughout this Annual Report on Form 10-K was obtained through our own internal analysis and research, coupled with industry publications, surveys, reports and other analysis conducted by third parties. We relied on Industry Study #2867, Well Simulation Materials, March 2012 (“The Freedonia Group Report”), a tri-annual industry report provided by The Freedonia Group Inc., a leading international business research company, as our primary source for third-party industry data. Industry publications, surveys, reports and other analysis generally state that the information contained therein has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that the industry reports are generally reliable, we have not independently verified the industry data from third-party sources. While we believe our internal analysis and research is reliable and appropriate, such internal analysis and research has not been verified by any independent source.

The Freedonia Group Report pertains to North American proppant industry data through the year ended December 31, 2011. The Freedonia Group Inc. typically prepares the North American proppant industry report on a tri-annual basis. Reference herein to 2012 proppants pricing is based on our own observations, internal estimates, and consultations with third parties. We believe that such data, as it relates to the proppants industry, is accurate and we have included such 2012 pricing observations throughout this Annual Report on Form 10-K.

Types of Proppant

There are three primary types of proppant that are commonly utilized in the hydraulic fracturing process: raw frac sand, which is the product we produce, resin-coated sand and manufactured ceramic beads. The following chart illustrates the composition of the North American market for proppant by type.

2011 Proppant Consumed by Weight

Source: The Freedonia Group Report

Raw Frac Sand

Of the three primary types of proppant, raw frac sand is the most widely used due to its broad applicability in oil and natural gas wells and its cost advantage relative to other proppants. Raw frac sand may be used as a proppant

[7]

in all but the highest pressure and temperature drilling environments, such as in the Haynesville Shale, and has been employed in nearly all major U.S. oil and natural gas producing basins, including the Bakken, Barnett, Eagle Ford, Fayetteville, Granite Wash, Marcellus, Niobrara, Permian, Piceance, Utica, and Woodford basins.

Raw frac sand is generally mined from the surface or underground, and in some cases crushed, and then cleaned and sorted into consistent mesh sizes. The API has a range of guidelines it uses to evaluate frac sand grades and mesh sizes. In order to meet API specifications, frac sand must meet certain thresholds related to crush strength (ability to withstand high pressures), roundness and sphericity (facilitates hydrocarbon flow, or conductivity), particle size distribution, and turbidity (low levels of contaminants). Oil and gas producers generally require that frac sand used in their drilling and completion processes meet API specifications.

Raw frac sand can be further delineated into two main types: Northern White and Brady Brown. Northern White, which is the type of frac sand we produce, is considered to be of higher quality than Brady Brown and is known for its high crush strength, turbidity, roundness and sphericity and monocrystalline grain structure. Brady Brown has historically been considered the lower quality raw frac sand, as it is less monocrystalline in nature, more angular, has lower crush strength and often contains greater impurities, including feldspars and clays. Due to its quality, Northern White frac sand commands premium prices relative to Brady Brown. Northern White has historically experienced the greatest market demand relative to supply, due both to its superior physical characteristics and the fact that it is a limited resource that exists predominately in Wisconsin and other limited parts of the upper Midwest region of the United States. However, even within this superior class of Northern White sand, its quality can vary significantly across deposits due to the differing geological processes that formed the various Northern White reserves.

The term “Northern White” is a commonly-used designation for premium white sand produced in Wisconsin and other limited parts of the upper Midwest region of the United States.

Resin-Coated Frac Sand

Resin-coated frac sand consists of raw frac sand that is coated with a flexible resin that increases the sand’s crush strength and prevents crushed sand from dispersing throughout the fracture. The strength and shape of the end product are largely determined by the quality of the underlying raw frac sand. Pressured (or tempered) resin-coated sand primarily enhances crush strength, thermal stability and chemical resistance, allowing the sand to perform under harsh downhole conditions. Curable (or bonding) resin-coated frac sand uses a resin that is designed to bond together under closure stress and high temperatures, preventing proppant flowback. In general, resin-coated frac sand is better suited for higher pressure, higher temperature drilling operations commonly associated with deep wells and natural gas wells. In 2012, pricing for resin-coated frac sand was generally 5-10 times the price of raw frac sand.

Ceramics

Ceramic proppant is a manufactured product of comparatively consistent size and spherical shape that typically offers the highest crush strength relative to other types of proppants. As a result, ceramic proppant use is most applicable in the highest pressure and temperature drilling environments, such as the Haynesville Shale. Ceramic proppant derives its product strength from the molecular structure of its underlying raw material and is designed to withstand extreme heat, depth and pressure environments. The deepest, highest temperature and highest pressure wells typically require heavy weight ceramics with high alumina/bauxite content and coarser mesh sizes. The lower crush resistant ceramic proppants are lighter weight and derived from kaolin clay, with densities closer to raw frac sand. In 2012, pricing for ceramic proppants was generally 10-15 times the price of raw frac sand, with bauxite-based, heavy grade ceramics commanding the highest prices.

[8]

Comparison of Key Proppant Characteristics

The following table sets forth what we believe to be the key comparative characteristics of our frac sand and the three primary types of proppant.

Products and Characteristics
Hi-Crush Partners LP	Raw Frac Sand	Resin-Coated	Ceramics
• Natural resource–Northern White sand, which is considered highest quality raw frac sand	• Natural resource	• Raw frac sand substrate with resin coating	• Manufactured product
• Monocrystalline in nature, exhibiting crush strength, turbidity and roundness and sphericity in excess of API specifications	• Primary types include Northern White, Brady Brown	• Coating increases crush strength	• Typically highest crush strength
• Crush strength of 9,000 to 12,000 psi	• Quality of sand varies widely depending on source	• Bond together to prevent proppant flowback	• Crush strength of 10,000 to 18,000 psi

	• Crush strength of 5,000 to 12,000 psi	• Crush strength of 10,000 to 15,000 psi

During the period from August 16 to December 31, 2012, our average price per ton under our long-term take-or-pay contracts was $66, and is projected to be $64 for 2013, excluding the estimated impact of spot sales. Pricing for resin-coated frac sand and ceramic proppant has historically been 5-10 times and 10-15 times the price of Northern White sand, respectively.

Proppant Mesh Sizes

Mesh size is used to describe the size of the proppant and is determined by sieving the proppant through screens with uniform openings corresponding to the desired size of the proppant. Each type of proppant comes in various sizes, categorized as mesh sizes, and the various mesh sizes are used in different applications in the oil and natural gas industry. Generally, larger mesh sizes are used in wells targeting oil and liquids-rich formations, and smaller mesh sizes are used in wells targeting primarily gas bearing formations. The mesh number system is a measure of the number of equally sized openings there are per square inch of screen through which the proppant is sieved. For example, a 30 mesh screen has 30 equally sized openings per linear inch. Therefore, as the mesh size increases, the granule size decreases. In order to meet API specifications, 90% of the proppant described as 30/50 mesh size proppant must consist of granules that will pass through a 30 mesh screen but not through a 50 mesh screen. We excavate various mesh sizes at our Wyeville facility, but are contracted to sell 20/40, 30/50 and 40/70 frac sand used in the hydraulic fracturing process.

Frac Sand Extraction, Processing and Distribution

Raw frac sand is a naturally occurring mineral that is mined and processed. While the specific extraction method utilized depends primarily on the geologic setting, most raw frac sand is mined using conventional open-pit bench extraction methods. The composition, depth and chemical purity of the sand also dictate the processing method and equipment utilized. For example, broken rock from a sandstone deposit may require one, two or three stages of crushing to produce sand grains required to meet API specifications. In contrast, unconsolidated deposits (loosely bound sediments of sand), like those found at our Wyeville facility, may require little or no crushing during the excavation process. After extraction, the raw frac sand is washed with water to remove fine impurities such as clay and organic particles, with additional procedures used when contaminants are not easily removable. The final steps in the production process involve the drying and sorting of the raw frac sand according to mesh size.

Most frac sand is shipped in bulk from the processing facility to customers by truck, rail or barge. For bulk raw frac sand, transportation costs often represent a significant portion of the customer’s overall product cost.

[9]

Consequently, shipping in large quantities, particularly when shipping over long distances, provides a significant cost advantage to the customer, emphasizing the importance of rail or barge access for low cost delivery. As a result, facility location and logistics capabilities are among the most important considerations for producers and customers.

All of our product from our Wyeville facility is shipped by rail from our three 5,000-foot rail spurs that connect our processing and storage facilities to a Union Pacific Railroad mainline. The length of these rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars. It also enables us to accommodate unit trains, which significantly increases our efficiency in meeting our customers’ frac sand transportation needs.

Demand Trends

According to The Freedonia Group Report, the North American proppant market, including raw frac sand, ceramic and resin-coated proppants, was approximately 22 million tons in 2011. Industry estimates for 2011 indicate that the raw frac sand market represented approximately 17 million tons, or 77.2% of the total proppant market by weight. From 2006 through 2011, proppant demand by weight increased by 28.0% annually, and the market is projected to continue growing by 7.2% per year through 2016, representing an increase of approximately nine million tons in annual proppant demand over that time period. The total North American proppant market size in dollars was $3.7 billion in 2011 and is projected to grow 10.5% annually through 2016. The following chart illustrates historical and forecasted proppant demand for certain years from 2001 to 2021.

Historical and Projected Proppant Demand

Source: The Freedonia Group Report

Demand growth for frac sand and other proppants is primarily due to advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing. These advancements have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been unprofitable to develop. According to a January 2013 Baker Hughes, Inc. report, during the five year period beginning January 1, 2008 through December 31, 2012, North American horizontal rig count increased by 22.0% annually. Comparatively, The Freedonia Group Report noted that demand for proppant by weight grew at a rate of 28.0% annually during the five year period ended December 31, 2011. We believe that demand for proppant has and will continue to increase at a rate greater than horizontal rig count as a result of the following additional demand drivers:

•	improved drilling rig productivity, resulting in more wells drilled per rig per year;

•	increases in the length of the typical horizontal wellbore;

•	increases in the number of fracture stages per foot in the typical completed horizontal wellbore;

•	increases in the volume of proppant used per fracturing stage; and

•	recurring efforts to offset steep production declines in unconventional oil and natural gas reservoirs, including the drilling of new wells and secondary hydraulic fracturing of existing wells.

[10]

Furthermore, recent growth in demand for raw frac sand has outpaced growth in demand for other proppants, and industry analysts predict that this trend will continue. According to The Freedonia Group Report, North American demand for all types of proppants, in dollar terms, is projected to increase 10.5% annually through 2016, while demand for raw frac sand is projected to increase 12.1% annually over that time period. As well completion costs have increased as a proportion of total well costs, operators have increasingly looked for ways to improve per well economics by lowering costs without sacrificing production performance. To this end, the oil and natural gas industry is shifting away from the use of higher-cost proppants towards more cost-effective proppants, such as raw frac sand. The substantial increase in activity in North American oil and liquids-rich resource plays has further accelerated the demand growth for raw frac sand. Within these oil and liquids-rich basins, Northern White sand with coarser mesh sizes is often preferred due to its performance characteristics.

Supply Trends

As demand for raw frac sand has increased dramatically in recent years, the supply of raw frac sand failed to keep pace, resulting in a supply-demand disparity. As a result, a number of existing and new competitors have announced supply expansions and greenfield projects. However, there are several key constraints to increasing raw frac sand production on an industry-wide basis, including:

•	the difficulty of finding frac sand reserves that meet API specifications;

•	the difficulty of securing contiguous frac sand reserves large enough to justify the capital investment required to develop a processing facility;

•

the challenges of identifying reserves with the above characteristics that either are located in close proximity to oil and natural gas reservoirs or have rail access needed for low-cost transportation to major shale basins;

•	the hurdles of securing mining, production, water, air, refuse and other federal, state and local operating permits from the proper authorities;

•

local opposition to development of facilities, especially those that require the use of on-road transportation, including hours of operations and noise level restrictions, in addition to moratoria on raw frac sand facilities in multiple counties in Wisconsin which hold potential sand reserves; and

•	the typically long lead time required to design and construct sand processing facilities that can efficiently process large quantities of high quality frac sand.

Pricing

We believe raw frac sand has generally exhibited steady pricing increases over the past decade, reaching a peak in the first half of 2011. Prices were believed to have decreased in the latter half 2012. There are numerous grades and sizes of proppant which sell at various prices, dependent upon quality, grade of proppant, deliverability and many other factors. No publicized pricing information for raw sand exists, however, it is believed that the overall pricing trends tend to be consistent across the various sizes. We believe the majority of proppant is sold under long-term contracts, with the remainder being sold under short-term contracts or spot sale agreements.

Customers and Contracts

Our current contracted customer base is comprised of subsidiaries of three of North America’s largest providers of pressure pumping services: FTS International, LLC (“FTS International”), Halliburton Company (“Halliburton”) and Weatherford International Ltd. (“Weatherford”). For the successor period commencing August 16, 2012 and ended December 31, 2012, sales to these three customers accounted for greater than 10% of our total revenues, respectively.

We sell substantially all of the frac sand we produce under long-term, take-or-pay contracts, significantly reduce our exposure to short-term fluctuations in the price of and demand for frac sand. For the successor period

[11]

commencing August 16, 2012 and ending December 31, 2012, we generated 100% of our revenues from frac sand delivered under our long-term sand sales contracts, and we expect to continue selling a significant majority of our sand under long-term contracts. As of December 31, 2012, we had three long-term sand sales contracts with a weighted average remaining contractual term of approximately 3.1 years. The following table presents a summary of our contracted volumes and revenues.

	2011	2012	2013

Contracted Volumes (Tons) (1)	331,667	1,216,667	1,160,000

% of Processing Capacity (2)	79%	85%	73%

Contracted Revenue (in thousands)	$19,917	$78,967	$74,600

(1)	Contracted volumes for 2011 and 2012 include contracted volumes through September 30, 2012 under a supply agreement which we terminated on November 12, 2012.
(2)	Percentage of processing capacity for 2011 and 2012 based on weighted average processing capacity for such periods.

In addition to the contracted volumes, revenues and pricing in the above table, we have sold raw frac sand to a new customer beginning in January 2013 on a spot basis. The terms of our customer contracts, including sand quality requirements, quantity parameters, permitted sources of supply, effects of future regulatory changes, force majeure and termination and assignment provisions, vary by customer. Our customer contracts contain penalties for non-performance by our customers, with make-whole prices averaging approximately $39 per ton in 2013. If one of our customers fails to meet its minimum obligations to us, we would expect that the make-whole payment, combined with a decrease in our variable costs (such as royalty payments and excavation costs), would substantially mitigate any adverse impact on our cash flow from such failure. We would also have the ability to sell the sand volumes to third parties which we receive make-whole payments. Our customer contracts also contain penalties for our non-performance. If we are unable to deliver contracted volumes within three months of contract year end, or otherwise arrange for delivery from a third party, we are required to pay make-whole payments averaging approximately $39 per ton in 2013. We believe our expanded Wyeville facility, substantial reserves and our on-site processing and logistics capabilities reduce our risk of non-performance. In addition, we intentionally maintain long-term contracted volume commitments to our customers at less than 100% of our processing capacity to provide excess capacity to further reduce the likelihood of failing to meet the requirements of our contracts. We believe our levels of inventory combined with our three month cure period starting at contract year end should be sufficient to prevent us from paying make-whole payments as a result of plant shutdowns due to repairs to our facilities necessitated by reasonably foreseeable mechanical interruptions.

Production

Excavation Operations

The surface excavation operations at our Wyeville site and our sponsor’s Augusta site are conducted by a third-party contractor, Gerke Excavating, Inc. The mining technique at our Wyeville site is open-pit excavation of approximately 20-acre panels of unconsolidated silica deposits. The excavation process involves clearing and grubbing vegetation and trees overlying the proposed mining area. The initial two to five feet of overburden is removed and utilized to construct perimeter berms around the pit and property boundary. No underground mines are operated at our Wyeville site or our sponsor’s Augusta site.

A track excavator and articulated trucks are utilized for excavating the sand at several different elevation levels of the active pit. The pit is dry mined, and the water elevation is maintained below working level through a dewatering and pumping process. The mined material is loaded and hauled from different areas of the pit and different elevations within the pit to the primary loading facility at our mine’s on-site wet processing facility. At our Wyeville facility, Gerke Excavating, Inc. is paid a fixed fee per ton of sand excavated, subject to a diesel fuel surcharge.

[12]

Processing Facilities

Our processing facilities are designed to wash, sort and store our raw frac sand. Our Wyeville processing plant started operations in June 2011 and our sponsor’s Augusta processing plant started operations in July 2012, with each plant employing modern and efficient wet and dry processing technology.

Our mined raw frac sand is initially stockpiled before processing. The material is recovered by a mounted belt feeder, which extends beneath a surge pile, and is fed onto a conveyor. The sand exits the tunnel on the conveyor belt and is fed into the 600-ton per hour wet plant where impurities and unusable fine grain sand are removed from the raw feed. The wet processed sand is then stockpiled in advance of being fed into the dry plant for further processing. The wet plant operates for seven to eight months per year due to the limitations arising from sustained freezing temperatures during winter months. When the wet plant is operating, however, it processes more sand per day than the dry plant to build up stockpiles of frac sand to be processed by the dry plant during the winter months.

The dry plant, which operates throughout the entire year, has a rated capacity of 250 tons per hour. The wet processed sand stockpile is fed into the dry plant hopper using a front end loader. The material is processed in a natural gas fired vibratory fluid bed dryer contained in an enclosed building. After drying, the sand is screened through gyratory screens and separated into industry standard product sizes. The finished product is then conveyed to multiple on-site storage silos for each size specification and our railcar loads are tested to ensure that the delivery meets API specifications. Oil and gas producers increasingly require current testing and proof that frac sand used in their drilling and completion processes meet API specifications.

Logistics Capabilities

All of our product is shipped by rail from our three 5,000-foot rail spurs that connect our processing and storage facilities to a Union Pacific Railroad mainline. The length of these rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars. It also enables us to accommodate unit trains, which significantly increases our efficiency in meeting our customers’ frac sand transportation needs. Unit trains, typically 80 rail cars in length or longer, are dedicated trains chartered for a single delivery destination. Generally, unit trains receive priority scheduling and do not switch cars at various intermediate junctions, which results in a more cost-effective and efficient method of shipping than the standard method of rail shipment. We believe the Wyeville facility is one of the first frac sand facilities in the industry initially designed to accommodate large scale rail and unit train logistics, which require sufficient acreage, loading facilities and rail spurs to accommodate a unit train on site.

Logistics capabilities of frac sand producers are important to our customers, who focus on both the reliability and flexibility of product delivery. Because our customers generally find it impractical to store frac sand in large quantities near their job sites, they seek to arrange for product to be delivered where and as needed, which requires predictable and efficient loading and shipping of product. The integrated nature of our logistics operations and our three 5,000 foot rail spurs enables us to handle railcars for multiple customers simultaneously, minimizing the number of days required to successfully load shipments, even at times of peak activity, and avoid the use of trucks and minimize transloading within the facility. At the same time, we believe our ability to ship using unit trains differentiates us from most other frac sand producers that ship using manifest, or mixed freight, trains, which may make multiple stops to switch cars before delivering cargoes, or transport their products by truck or barge. In addition, unlike some competitors, our processing and rail loading facilities are located on-site, which eliminates the requirement for on-road transportation, lowers product movement costs and minimizes the reduction in sand quality due to handling. Together, these advantages provide our customers with a reliable and efficient delivery method from our facility to each of the major U.S. oil and natural gas producing basins, and allow us to take advantage of the increasing demand for such a delivery method.

Revenue is recognized when legal title passes at the time of shipment to the customer. At that point, delivery has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured. All sales are

[13]

freight on board (“FOB”) plant and title passes as the product is loaded into the customer’s rail cars. Amounts received from customers in advance of sand deliveries are recorded as deferred revenue. Revenue from make-whole provisions in our customer contracts is recognized at the end of the defined cure period.

Quality Control

We employ an automated process control system that efficiently manages our mining, loading, shipping, storage, processing and preventative maintenance functions. Furthermore, our co-located storage and loading facilities and shipment via unit trains reduce the incidence of contamination during the delivery process and result in higher quality sand being delivered to our customers. We monitor the quality and consistency of our products by conducting hourly tests throughout the production process to detect variances. These tests are conducted on several different machines to ensure that the results are repeatable and accurate. We take product samples from every rail car that is loaded and provide customers with reports per their request. Samples are retained for three months for testing upon customer request. We have a third-party calibration company certify all measurement devices at our facility on a monthly basis. We also provide customers with documentation verifying that all products shipped meet customer specifications. We continually refine our processes to ensure repeatable results in our processing plant and product quality accountability for our customers.

Competition

There are numerous large and small producers in all sand producing regions of the United States with whom we compete. Our main competitors include Badger Mining Corporation, Fairmount Minerals, Ltd., Preferred Proppants LLC, Unimin Corporation and U.S. Silica Holdings, Inc. The most important factors on which we compete are product quality, performance and sand characteristics, transportation capabilities, reliability of supply and price. Demand for frac sand and the prices that we will be able to obtain for our products, to the extent not subject to a fixed price contract, are closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including the price for hydrocarbons, the drilling rig count and hydraulic fracturing activity, including the number of stages completed and the amount of proppant used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of raw frac sand and other types of proppants such as resin-coated sand and ceramic proppant.

Our History and Relationship with Our Sponsor

Overview and History

Hi-Crush Proppants LLC, our sponsor, was formed in 2010 in Houston, Texas. Members of our sponsor’s management team have, on average, more than 20 years of experience investing in and operating businesses in the oil and natural gas and sand mining industries. Members of our management team have partnered with major oilfield services companies and exploration and production companies in the development of oil and natural gas reservoirs. In this capacity, members of our management team gained valuable expertise and developed strong relationships in the oilfield services industry. Recognizing the increasing demand for proppants as a result of rapidly evolving hydraulic fracturing techniques, members of our management team chose to leverage their expertise and relationships to capitalize on this increasing demand by developing raw frac sand reserves and facilities. In addition, our Chief Operating Officer has overseen the design, construction and staffing for multiple sand mining and processing facilities. The expertise of our management and operations teams covers a wide range of disciplines, with an emphasis on development, construction and operation of frac sand processing facilities, frac sand supply chain management and consulting and bulk solids material handling.

Our sponsor’s lead investor is Avista Capital Partners, a leading private equity firm with significant investing and operating expertise in the energy industry. Founded in 2005 by senior investment professionals who worked together at DLJ Merchant Banking Partners (“DLJMB”), then one of the world’s largest and most successful private equity franchises, Avista makes controlling or influential minority investments in connection with various transaction structures. The energy team at Avista is comprised of experienced professionals and industry executives with relevant expertise in the energy sector. Avista principals have led over $3.0 billion in equity

[14]

investments in energy companies while at Avista and DLJMB, including Basic Energy Services, Inc., Brigham Exploration Company, Copano Energy, L.L.C., Seabulk International, Inc., and joint-ventures with Carrizo Oil & Gas, Inc.

Our Sponsor’s Assets and Our Right of First Offer

In connection with our initial public offering, our sponsor contributed to us its sand reserves and related excavation and processing facilities located in Wyeville, Wisconsin, which were contributed to us because of Wyeville’s established operating history and the fact that Wyeville is our sponsor’s most fully-contracted facility. On January 31, 2013, we acquired a preferred interest in our sponsor’s Augusta facility for $37.5 million in cash and 3.75 million of our Class B Units representing limited partner interests in the Partnership. John T. Boyd estimated that, as of December 31, 2012, the Augusta site had 48.4 million tons of proven recoverable coarse grade sand reserves located on 1,187 acres. The Augusta facility, which has a processing capacity of 1,600,000 ton per year, has a reserve life of approximately 33 years, assuming production of 1,450,000 tons per year, or approximately 90% of capacity. In addition to the Wyeville and Augusta facilities, our sponsor has options to acquire several other sand mining locations where it could develop similar logistics capabilities as the Wyeville and Augusta facilities. Pursuant to the terms of an omnibus agreement we entered into with our sponsor, we have a right of first offer with respect to certain of our sponsor’s assets.

Our sponsor continually evaluates acquisitions and may elect to acquire, construct or dispose of assets in the future, including in sales of assets to us. As the owner of our general partner, 702,851 of our common units and all of our subordinated units, Class B Units and incentive distribution rights, our sponsor is well aligned and highly motivated to promote and support the successful execution of our business strategies, including utilizing our partnership as a growth vehicle for its sand mining operations. Although we expect to have the opportunity to make additional acquisitions directly from our sponsor in the future, including the sand excavation and processing facilities described above that are subject to our right of first offer, our sponsor is under no obligation to accept any offer we make, and may, following good faith negotiations with us, sell the assets subject to our right of first offer to third parties that may compete with us. Our sponsor may also elect to develop, retain and operate properties in competition with us or develop new assets that are not subject to our right of first offer.

In addition, while we believe our relationship with our sponsor is a significant positive attribute, it may also be a source of conflict. For example, our sponsor is not restricted in its ability to compete with us, and since the commencement of operations at its Augusta facility in August 2012 our sponsor has been competing directly with us for new and existing customers. In addition, we expect that our sponsor will develop additional frac sand excavation and processing facilities in the future, which may also compete with us. While we expect that our management team, which also manages our sponsor’s retained assets, and our sponsor will allocate new and replacement customer contracts between us and our sponsor in a manner that balances the interests of both parties, they are under no obligation to do so.

Omnibus Agreement

On August 20, 2012, we entered into an omnibus agreement with our general partner and our sponsor. Pursuant to the terms of this agreement, our sponsor will indemnify us and our subsidiaries for certain liabilities over specified periods of time, including but not limited to certain liabilities relating to (a) environmental matters pertaining to the period prior to our initial public offering and the contribution of the Wyeville assets from our sponsor, provided that such indemnity is capped at $7.5 million in aggregate, (b) federal, state and local tax liabilities pertaining to the period prior to our initial public offering and the contribution of the Wyeville assets from our sponsor, (c) inadequate permits or licenses related to the contributed assets, and (d) any losses, costs or damages incurred by us that are attributable to our sponsor’s ownership and operation of the Wyeville assets prior to our initial public offering and our sponsor’s contribution of such assets. In addition, we have agreed to indemnify our sponsor from any losses, costs or damages it incurs that are attributable to our ownership and operation of the contributed assets following the closing of the IPO, subject to similar limitations as on our sponsor’s indemnity obligations to us.

[15]

The omnibus agreement had provided that we would assign to our sponsor all of our rights and obligations under our long-term take-or-pay contract with one customer on May 1, 2013, and our sponsor would be obligated to accept such assignment and assume our obligations under such contract. In connection with our acquisition of a preferred interest in Augusta on January 31, 2013, our sponsor waived its right to require that we assign to our sponsor such contract.

In addition, the omnibus agreement also grants us, for a period of three years, a right of first offer on our sponsor’s sand reserves and any related assets that have been or will be constructed on its current acreage in Augusta, Wisconsin in the event our sponsor proposes to transfer such reserves and assets to a third party other than in connection with a sale of all or substantially all of its assets. On January 31, 2013, we entered into an agreement with our sponsor to acquire a preferred interest in Augusta, the entity that owns our sponsor’s Augusta raw frac sand processing facility, for $37.5 million in cash and 3.75 million of Class B Units. Our sponsor will not receive distributions on the Class B Units unless certain thresholds are met and until they convert into common units. The preferred interest in Augusta entitles us to receive a preferred distribution of $3.75 million per quarter, or $15.0 million annually.

Our Management and Employees

We are managed and operated by the board of directors and executive officers of our general partner, Hi-Crush GP LLC, a wholly owned subsidiary of our sponsor. As a result of owning our general partner, our sponsor has the right to appoint all members of the board of directors of our general partner, including at least three independent directors meeting the independence standards established by the New York Stock Exchange (“NYSE”). Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operations. Even if our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove the general partner without its consent, because our general partner and its affiliates own a sufficient number of units. Our unitholders are able to indirectly participate in our management and operations only to the limited extent actions taken by our general partner require the approval of a percentage of our unitholders and our general partner and its affiliates do not own sufficient units to guarantee such approval.

We have entered into an omnibus agreement with our sponsor and our general partner which governs our relationship with them regarding the provisions of certain administrative services to us. In addition, under our partnership agreement, we reimburse our general partner and its affiliates, including our sponsor, for all expenses they incur and payments they make on our behalf, to the extent such expenses are not contemplated by the omnibus agreement. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

Hi-Crush Partners LP does not have any employees. All of the employees that conduct our business pursuant to the omnibus agreement are employed by Hi-Crush Proppants LLC or a wholly owned subsidiary of Hi-Crush Proppants LLC. As of December 31, 2012, Hi-Crush Proppants LLC had 95 employees. In addition, we contract out our excavation operations to a third party, Gerke Excavating, Inc., and accordingly have no employees involved in those operations.

Environmental and Occupational Safety and Health Regulation

Mining and Workplace Safety

Federal Regulation

The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory agency with jurisdiction over the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines, and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with

[16]

mandatory safety and health standards. As part of MSHA’s oversight, its representatives must perform at least two unannounced inspections annually for each surface mining facility in its jurisdiction. To date, these inspections have not resulted in any citations for material violations of MSHA standards.

We also are subject to the requirements of the U.S. Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and the public. OSHA regulates the users of commercial silica and provides detailed regulations requiring employers to protect employees from overexposure to silica through the enforcement of permissible exposure limits and the OSHA Hazard Communication Standard.

Health and Safety Programs

We adhere to a strict occupational health program aimed at controlling employee exposure to silica dust, which includes dust sampling, a respiratory protection program, medical surveillance, training, and other components. Our safety program is designed to ensure compliance with MSHA regulations. For both health and safety issues, extensive training is provided to employees. We have safety meetings at our plants made up of salaried and hourly employees that are involved in establishing, implementing, and improving safety standards. We perform annual internal health and safety audits and conduct semi-annual crisis management drills to test our plants’ abilities to respond to various situations.

Environmental Matters

We and the commercial silica industry are subject to extensive governmental regulation pertaining to matters such as permitting and licensing requirements, plant and wildlife protection, hazardous materials, air and water emissions, and environmental contamination and reclamation. A variety of federal, state and local agencies have established, implement and enforce these regulations.

Federal Regulation

At the federal level, we may be required to obtain permits under Section 404 of the Clean Water Act from the U.S. Army Corps of Engineers for the discharge of dredged or fill material into waters of the United States, including wetlands and streams, in connection with our operations. We also may be required to obtain permits under Section 402 of the Clean Water Act from the EPA or the Wisconsin Department of Natural Resources, to whom the EPA has delegated local implementation of the permit program, for discharges of pollutants into waters of the United States, including discharges of wastewater or stormwater runoff associated with construction activities. Failure to obtain these required permits or to comply with their terms could subject us to administrative, civil, and criminal penalties as well as injunctive relief.

The U.S. Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. These regulatory programs may require us to install expensive emissions abatement equipment, modify operational practices, and obtain permits for existing or new operations. Before commencing construction on a new or modified source of air emissions, such laws may require us to reduce emissions at existing facilities. As a result, we may be required to incur increased capital and operating costs to comply with these regulations. We could be subject to administrative, civil, and criminal penalties as well as injunctive relief for noncompliance with air permits or other requirements of the U.S. Clean Air Act and comparable state laws and regulations.

As part of our operations, we utilize or store petroleum products and other substances such as diesel fuel, lubricating oils, and hydraulic fluid. We are subject to regulatory programs pertaining to the storage, use, transportation, and disposal of these substances. Spills or releases may occur in the course of our operations, and we could incur substantial costs and liabilities as a result of such spills or releases, including claims for damage or injury to property and persons. The Comprehensive Environmental Response, Compensation, and Liability

[17]

Act (“CERCLA,” also known as the Superfund law) and comparable state laws may impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed of or arranged for disposal, including offsite disposal, of a hazardous substance generated or released at the site. Under CERCLA, such persons may be subject to liability for the costs of cleaning up the hazardous substances, for damages to natural resources, and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

In addition, the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. The EPA and Wisconsin Department of Natural Resources, to whom the EPA has delegated portions of the RCRA program for local implementation, administer the RCRA program.

Our operations may also be subject to broad environmental review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA. Therefore, our projects may require review and evaluation under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archeological resources, geology, socioeconomics, and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval.

Federal agencies granting permits for our operations also must consider impacts to endangered and threatened species and their habitat under the Endangered Species Act. We also must comply with and are subject to liability under the Endangered Species Act, which prohibits and imposes stringent penalties for the harming of endangered or threatened species and their habitat. Federal agencies also must consider a project’s impacts on historic or archeological resources under the National Historic Preservation Act, and we may be required to conduct archeological surveys of project sites and to avoid or preserve historical areas or artifacts.

State and Local Regulation

We are also subject to a variety of state and local environmental review and permitting requirements. Some states, including Wisconsin where our current projects are located, have state laws similar to NEPA; thus our development of a new site or the expansion of an existing site may be subject to comprehensive state environmental reviews even if it is not subject to NEPA. In some cases, the state environmental review may be more stringent than the federal review. Our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas. Wisconsin and some other states also have specific permitting and review processes for commercial silica mining operations, and state agencies may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building, and transportation requirements.

[18]

As demand for frac sand in the oil and natural gas industry has driven a significant increase in current and expected future production of commercial silica, some local communities have expressed concern regarding silica sand mining operations. These concerns have generally included exposure to ambient silica sand dust, truck traffic, water usage, and blasting. In response, certain state and local communities have developed or are in the process of developing regulations or zoning restrictions intended to minimize the potential for dust to become airborne, control the flow of truck traffic, significantly curtail the area available for mining activities, require compensation to local residents for potential impacts of mining activities and, in some cases, ban issuance of new permits for mining activities. There are no operating restrictions in place at our facilities restricting our hours of operations; however the Augusta facility operates under a noise restriction of up to 60 decibels. As of March 1, 2013, we have not incurred any noise violations at the Augusta plant. To date, we have not experienced any material impact to our existing mining operations or planned capacity expansions as a result of these types of concerns. We are not aware of any proposals for significant increased scrutiny on the part of state or local regulators in the jurisdictions in which we operate or community concerns with respect to our operations that would reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations going forward.

Planned expansion of our mining and production capacity in new communities could be more significantly impacted by increased regulatory activity. Difficulty or delays in obtaining or inability to obtain new mining permits or increased costs of compliance with future state and local regulatory requirements could have a material negative impact on our ability to grow our business. In an effort to minimize these risks, we continue to be engaged with local communities in order to grow and maintain strong relationships with residents and regulators.

Costs of Compliance

We may incur significant costs and liabilities as a result of environmental, health, and safety requirements applicable to our activities. Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil, and criminal penalties; imposition of investigatory, cleanup, and site restoration costs and liens; the denial or revocation of permits or other authorizations; and the issuance of injunctions to limit or cease operations. Compliance with these laws and regulations may also increase the cost of the development, construction, and operation of our projects and may prevent or delay the commencement or continuance of a given project. In addition, claims for damages to persons or property may result from environmental and other impacts of our activities.

The process for performing environmental impact studies and reviews for federal, state, and local permits required for our operations involves a significant investment of time and monetary resources. We cannot control the permit approval process. We cannot predict whether all permits required for a given project will be granted or whether such permits will be the subject of significant opposition. The denial of a permit essential to a project or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop a project. Significant opposition and delay in the environmental review and permitting process also could impair or delay our ability to develop a project. Additionally, the passage of more stringent environmental laws could impair our ability to develop new operations and have an adverse effect on our financial condition and results of operations.

Permits

Wyeville Facility

We operate the Wyeville facility under a number of federal, state and local authorizations.

The Wyeville facility currently operates under a construction air permit from the Wisconsin Department of Natural Resources (“Wisconsin DNR”). We must demonstrate our compliance with the construction air permit over an 18-month period, which began on March 12, 2012, after which the Wisconsin DNR will issue an operation air permit. We developed and are in compliance with a Fugitive Dust Control Plan and a Malfunction Prevention and Abatement Plan.

[19]

Stormwater discharges from the Wyeville facility are permitted under the Wisconsin Pollutant Discharge Elimination System (“WPDES”). An updated Notice of Intent for the WPDES general permit, which will include the new mine areas, is in progress. Placement of all permanent erosion control structures at the Wyeville facility is now complete.

The Wyeville facility has a U.S. Army Corps of Engineers Section 404 permit and a Wisconsin DNR Section 401 Water Quality Certification for filling of wetlands associated with the rail spur construction. The Section 404 permit includes the requirement that we restore and monitor 2.1 acres of wetlands at an on-site location per our Compensatory Wetland Mitigation Site Plan. We also obtained a Land Use Permit from Monroe County to fill in and grade a floodplain associated with the rail spur construction.

We conduct mining operations at the Wyeville facility pursuant to a Monroe County Nonmetallic Mining Reclamation Permit. We have submitted an updated Nonmetallic Mining Reclamation Plan to Monroe County and have applied for an amendment to the existing permit to address our proposed mine extension.

Augusta Facility

Our sponsor operates the Augusta facility under a number of federal, state and local authorizations.

The Augusta facility currently operates under a construction air permit from the Wisconsin Department of Natural Resources (“Wisconsin DNR”). Our sponsor must demonstrate compliance with the construction air permit over an 18-month period, which began on March 28, 2012, after which the Wisconsin DNR will issue an operation air permit. Our sponsor developed and is in compliance with a Fugitive Dust Control Plan and a Malfunction Prevention and Abatement Plan.

Storm water discharges from the Augusta facility are permitted under the Wisconsin Pollutant Discharge Elimination System (“WPDES”) and the Eau Claire County Storm Water Management and Erosion Control ordinance. The placement of all permanent storm water management and erosion control structures at the Wet Plant and Mine facility are now complete. An updated Notice of Intent for the WPDES general permit, which will include modifications to the existing storm water management and erosion control structures for the Dry Plant facility, has been submitted and is under review by the WDNR.

The Augusta facility has a U.S. Army Corps of Engineers Section 404 permit and a Wisconsin DNR Section 401 Water Quality Certification for filling of wetlands associated with the rail spur construction. The Section 404 permit includes the requirement that we debit 1.72 wetland credits from the Northland Mitigation Bank to provide compensatory mitigation for the 1.72 acres of unavoidable wetland impact. The debit of the aforementioned credits was performed prior to impacting the permitted wetlands. A Letter of Map Amendment was approved by the Federal Emergency Management Agency for a small portion of the rail spur. No remaining sections of the rail spur were shown within the mapped floodplain and no additional permitting was required.

Our sponsor conducts mining operations at the Augusta facility pursuant to an Eau Claire County Nonmetallic Mining Reclamation Permit. We are in compliance with the permit conditions and Wisconsin Administrative Code NR135.

Safety and Maintenance

We adhere to a strict occupational health program aimed at controlling exposure to silica dust, which includes dust sampling, a respiratory protection program, medical surveillance, training and other components. Our safety program is designed to ensure compliance with the standards of our Occupational Health and Safety Manual and MSHA regulations. For both health and safety issues, extensive training is provided to employees. We have safety meetings at our plants made up of salaried and hourly employees. We perform annual internal health and safety audits and conduct semi-annual crisis management drills to test our abilities to respond to various situations. Health and safety programs are administered by our corporate health and safety department with the assistance of plant Environmental, Health and Safety Coordinators.

[20]

Availability of Reports; Website Access; Other Information

Our internet address is http://www.hicrushpartners.com. Through “Investor Relations” — “SEC Filings” on our home page, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statements, our current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

ITEM 1A.	RISK FACTORS

There are many factors that may affect our business, financial condition and results of operations and investments in us. Security holders and potential investors in our securities should carefully consider the risk factors set forth below, as well as the discussion of other factors that could affect us or investments in us included elsewhere in this Annual Report on Form 10-K. If one or more of these risks were to materialize, our business, financial condition or results of operations could be materially and adversely affected. These known material risks could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Risks Inherent in Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.

We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.475 per unit, or $1.90 per unit per year, which will require us to have cash available for distribution of approximately $12.96 million per quarter, or $51.83 million per year, based on the number of common and subordinated units outstanding as of December 31, 2012. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to sell;

•	the price at which we are able to sell frac sand;

•	changes in the price and availability of natural gas, diesel fuel or electricity;

•	changes in prevailing economic conditions;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

[21]

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes and disputes with our excavation contractor;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents; and

•	cave-ins, pit wall failures or rock falls.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in debt agreements to which we are a party; and

•	the amount of cash reserves established by our general partner.

If we are unable to sell the frac sand that was contracted under the terminated supply agreement with Baker Hughes to existing or new customers or if the outcome of our lawsuit against Baker Hughes is unfavorable to us, our business, financial condition and results of operations could be materially harmed.

In May 2012, Hi-Crush Operating LLC (“Operating”), our subsidiary, entered into a supply agreement for frac sand with Baker Hughes Oilfield Operations, Inc. (“Baker Hughes”). On September 19, 2012, Baker Hughes provided notice that it was terminating the contract. We engaged in discussions with Baker Hughes after receiving the notice, but the parties were unable to reach a mutually satisfactory resolution of the matter. We believe that Baker Hughes’ termination was wrongful and a direct effort to circumvent its binding purchase obligations under the supply agreement. On November 12, 2012, Operating formally terminated the supply agreement and filed suit in the State District Court of Harris County, Texas against Baker Hughes seeking damages for Baker Hughes’ prior wrongful termination of the supply agreement. We intend to vigorously enforce our rights under the supply agreement against Baker Hughes. We cannot provide assurance, however, as to the outcome of this lawsuit. In addition, we may not be able to sell the entire volume of frac sand that was subject to the terminated supply agreement on the spot market or enter into new contracts for this volume on terms favorable to us, or at all. If we are unsuccessful in our lawsuit against Baker Hughes or if we are unable to sell the frac sand to our existing or new customers on economically acceptable terms, our business, financial condition and results of operations could be materially harmed.

The amount of cash we have available for distribution to holders of our units depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.

The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may pay cash distributions during periods when we record net losses for financial accounting purposes and may not pay cash distributions during periods when we record net income.

[22]

Inaccuracies in estimates of volumes and qualities of our sand reserves could result in lower than expected sales and higher than expected production costs.

John T. Boyd, our independent reserve engineers, prepared estimates of our reserves based on engineering, economic and geological data assembled and analyzed by our engineers and geologists. However, frac sand reserve estimates are by nature imprecise and depend to some extent on statistical inferences drawn from available data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of reserves and non-reserve frac sand deposits and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable frac sand reserves necessarily depend on a number of factors and assumptions, all of which may vary considerably from actual results, such as:

•	geological and mining conditions and/or effects from prior mining that may not be fully identified by available data or that may differ from experience;

•	assumptions concerning future prices of frac sand, operating costs, mining technology improvements, development costs and reclamation costs; and

•	assumptions concerning future effects of regulation, including the issuance of required permits and taxes by governmental agencies.

Any inaccuracy in John T. Boyd’s estimates related to our frac sand reserves and non-reserve frac sand deposits could result in lower than expected sales and higher than expected costs. For example, John T. Boyd’s estimates of our proven reserves assume that our revenue and cost structure will remain relatively constant over the life of our reserves. If these assumptions prove to be inaccurate, some or all of our reserves may not be economically mineable, which could have a material adverse effect on our results of operations and cash flows. In addition, we pay a fixed price per ton of sand excavated regardless of the quality of the frac sand, and our current customer contracts require us to deliver frac sand that meets certain specifications. If John T. Boyd’s estimates of the quality of our reserves, including the volumes of the various specifications of those reserves, prove to be inaccurate, we may incur significantly higher excavation costs without corresponding increases in revenues, we may not be able to meet our contractual obligations, or our facilities may have a shorter than expected reserve life, which could have a material adverse effect on our results of operations and cash flows.

Substantially all of our sales are generated under contracts with three customers, and the loss of, or significant reduction in purchases by, any of them could adversely affect our business, financial condition and results of operations.

During 2012, we sold raw frac sand to four customers. We terminated our contract with one of these customers on November 12, 2012.

We have fixed price, take-or-pay supply agreements with each of our three current customers, with remaining terms ranging from 18 to 43 months, as of December 31, 2012. Upon the expiration of these current supply agreements, however, our customers may not continue to purchase the same levels of our frac sand due to a variety of reasons. In addition, we may choose to renegotiate our existing contracts on less favorable terms and at reduced volumes in order to preserve relationships with our customers. Furthermore, some of our customers could exit the pressure pumping business or be acquired by other companies that purchase the same products and services we provide from other third-party providers. Our current customers also may seek to acquire frac sand from other providers that offer more competitive pricing or superior logistics or to capture and develop their own sources of frac sand.

In addition, upon the expiration of our current contract terms, we may be unable to renew our existing contracts or enter into new contracts on terms favorable to us, or at all. The demand for frac sand or prevailing prices at the time our current supply agreements expire may render entry into new long-term supply agreements difficult or impossible. Any reduction in the amount of frac sand purchased by our customers, renegotiation on less favorable terms, or inability to enter into new contracts on economically acceptable terms upon the expiration of our current contracts could have a material adverse effect on our business, financial condition and results of operations.

[23]

If we are unable to make acquisitions on economically acceptable terms, our future growth would be limited, and any acquisitions we make may reduce, rather than increase, our cash generated from operations on a per unit basis.

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in our cash available for distribution per unit. If we are unable to make acquisitions from third parties, including from our sponsor and its affiliates, because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in our cash available for distribution per unit. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:

•	inaccurate assumptions about revenues and costs, including synergies;

•	inability to successfully integrate the businesses we acquire;

•	inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Our right of first offer to acquire certain of our sponsor’s existing assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.

Our omnibus agreement provides us with a right of first offer on our sponsor’s sand reserves and any related assets that have been or will be constructed on its acreage in Augusta, Wisconsin, into which we made a preferred investment in January 2013, and other land holdings of our sponsor, for a period of three years following the closing of our initial public offering on August 16, 2012. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, our sponsor’s willingness to offer these assets for sale, our ability to negotiate acceptable customer contracts and other agreements with respect to the assets and our ability to obtain financing on acceptable terms. Although we acquired a preferred interest in the Augusta facility in January 2013, we can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and our sponsor is under no obligation to accept any offer that we may choose to make. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval.

Our long-term business and financial performance depends on the level of drilling and completion activity in the oil and natural gas industry.

Our primary exposure to market risk occurs at the time existing customer contracts expire and are subject to renegotiation, renewal or replacement. Our ability to renew existing customer contracts or enter into new customer contracts on favorable terms is dependent on the market for frac sand at such times. Demand for frac sand is materially dependent on the levels of activity in natural gas and oil exploration, development and

[24]

production, and more specifically, the number of natural gas and oil wells completed in geological formations where sand-based proppants are used in hydraulic fracturing treatments and the amount of frac sand customarily used in the completion of such wells.

The number of rigs drilling for natural gas has recently declined to its lowest level in 13 years as a result of low natural gas prices; however, the number of rigs drilling for oil has offset this decline as a result of relatively high prices for oil. To the extent that the recent fluctuations in global crude oil prices develop into a prolonged decline, this drop could result in a reduction in the growth rate of active oil rigs and a decline in the number of active oil rigs from current levels.

Oil and natural gas producers’ expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing hydraulic fracturing activity and the demand for frac sand. Industry conditions that impact the activity levels of oil and natural gas producers are influenced by numerous factors over which we have no control, including:

•	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	global weather conditions and natural disasters;

•	worldwide political, military, and economic conditions;

•	the cost of producing and delivering oil and natural gas;

•	commodity prices; and

•	potential acceleration of development of alternative energy sources.

A prolonged reduction in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completion activity and result in a corresponding decline in the demand for the frac sand we produce. In addition, any future decreases in the rate at which oil and natural gas reserves are developed, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could have a material adverse effect on our business, even in a stronger natural gas and oil price environment. If there is a sustained decrease in the demand for frac sand, we may be unable to renew contracts for our products, be forced to renegotiate our existing contracts, or be forced to reduce the prices at which we enter into new contracts, any of which would reduce the amount of cash we generate.

In addition, to the extent we make spot sales of our frac sand, the price we receive for those sales will be impacted by short term fluctuations in the market for frac sand, and any negative fluctuations in this market could have an adverse effect on our results of operations and cash flows.

All of our sales are generated at our Wyeville facility and cash flows to be earned under our preferred equity investment are generated through the Augusta facility. Any adverse developments at the Wyeville or Augusta facilities could have a material adverse effect on our financial condition and results of operations.

All of our sales are currently derived from our Wyeville facility located in Wyeville, Wisconsin. Future cash flows to be earned under our preferred equity investment are derived from sales by our sponsor from its Augusta facility. Any adverse development at these facilities due to catastrophic events or weather, or any other event that would cause us to curtail, suspend or terminate operations at the Wyeville or Augusta facilities, could result in us or our sponsor being unable to meet our contracted sand deliveries. If we are unable to deliver contracted volumes within three months of contract year end, or otherwise arrange for delivery from a third party, we will be required to pay make-whole payments to our customers that could have a material adverse effect on our financial condition and results of operations.

We may be adversely affected by decreased demand for raw frac sand due to the development of either effective alternative proppants or new processes to replace hydraulic fracturing.

Raw frac sand is a proppant used in the completion and re-completion of oil and natural gas wells to stimulate and maintain oil and natural gas production through the process of hydraulic fracturing. Raw frac sand is the

[25]

most commonly used proppant and is less expensive than other proppants, such as resin-coated sand and manufactured ceramics. A significant shift in demand from frac sand to other proppants, or the development of new processes to replace hydraulic fracturing altogether, could cause a decline in the demand for the frac sand we produce and result in a material adverse effect on our financial condition and results of operations.

An increase in the supply of raw frac sand having similar characteristics as the raw frac sand we produce could make it more difficult for us to renew or replace our existing contracts on favorable terms or at all.

We believe that the supply of raw frac sand had not kept pace with the increasing demand for raw frac sand until recently, which has been a contributing factor to steadily increasing prices for raw frac sand over the last decade. If significant new reserves of raw frac sand are discovered and developed, and those frac sands have similar characteristics to the raw frac sand we produce, we may be unable to renew or replace our existing contracts on favorable terms or at all. Specifically, if high quality frac sand becomes more readily available, our customers may not be willing to enter into long-term, take-or-pay contracts, may demand lower prices or both, which could have a material adverse effect on our results of operations and cash flows over the long-term.

Federal, state, and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related litigation could result in increased costs, additional operating restrictions or delays for our customers, which could cause a decline in the demand for our frac sand and negatively impact our business, financial condition and results of operations.

We supply frac sand to hydraulic fracturing operators in the oil and natural gas industry. Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or oil from low permeability hydrocarbon bearing subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants, and chemicals under pressure into the formation to fracture the surrounding rock, increase permeability and stimulate production. Increased regulation of hydraulic fracturing may adversely impact our business, financial condition, and results of operations.

Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing activities. The federal Safe Drinking Water Act (“SDWA”) regulates the underground injection of substances through the Underground Injection Control Program (“UIC Program”). Currently, with the exception of certain hydraulic fracturing activities involving the use of diesel, hydraulic fracturing is exempt from federal regulation under the UIC Program, and the hydraulic fracturing process is typically regulated by state or local governmental authorities. However, the practice of hydraulic fracturing has become controversial and is undergoing increased political and regulatory scrutiny. Several federal agencies, regulatory authorities, and legislative entities are investigating the potential environmental impacts of hydraulic fracturing and whether additional regulation may be necessary. The U.S. Department of the Interior proposed new regulations on May 4, 2012, which would require oil and natural gas operators to disclose the chemicals they use during hydraulic fracturing on federal lands. The proposed regulations would also strengthen standards for wellbore integrity and the management of fluids that return to the surface during and after fracturing operations on federal lands. In addition, the U.S. Environmental Protection Agency continues to study the potential environmental impacts of hydraulic fracturing activities and has announced plans to propose standards for the treatment and discharge of wastewater resulting from hydraulic fracturing by 2014. These studies and activities, depending on their results, could spur proposals or initiatives to regulate hydraulic fracturing under the SDWA or otherwise. From time to time Congress has considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process.

In addition, various state, local, and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements, and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds. Many local governments also have adopted ordinances to severely restrict or prohibit hydraulic fracturing activities within their jurisdictions.

The adoption of new laws or regulations at the federal, state, local, or foreign levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to

[26]

complete natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic oil and gas fracturing services they perform, which could negatively impact demand for our frac sand. In addition, heightened political, regulatory, and public scrutiny of hydraulic fracturing practices could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly, or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our frac sand, have a material adverse effect on our business, financial condition and results of operations.

Our long-term, fixed price contracts may preclude us from taking advantage of increasing prices for frac sand or mitigating the effect of increased operational costs during the term of our long-term, fixed price contracts.

The long-term supply contracts we have may negatively impact our results of operations. All of our long-term contracts are for sales at fixed prices. As a result, in periods with increasing prices our sales will not keep pace with market prices.

Additionally, if our operational costs increase during the terms of our long-term supply contracts, we will not be able to pass any of those increased costs to our customers. If we are unable to otherwise mitigate these increased operational costs, our net income and available cash for distributions could decline.

We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our financial results and cash available for distribution.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, whose operations are concentrated in a single industry, the global oilfield services industry. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use the production could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

Our operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods and earthquakes. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our operations.

We are not fully insured against all risks incident to our business, including the risk of our operations being interrupted due to severe weather and natural disasters. Certain of the insurance policies covering entities that were contributed to us in connection with our formation and our operations also provide coverage to entities that were not contributed to us by our sponsor. The coverage available under those insurance policies has historically been and is currently allocated among the entities that were contributed to us and those entities that were not contributed to us. We reimburse our sponsor for our allocation of premium costs. This allocation may result in limiting the amount of recovery available to us for purposes of covered losses.

Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In addition sub-limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial condition, results of operations and cash available for distribution to unitholders.

[27]

Because we have a limited operating history, you may not be able to evaluate our current business and future earnings prospects accurately.

Our sponsor, which is our accounting predecessor for financial reporting purposes, was formed in October 2010 to develop excavation, processing and logistics facilities for raw frac sands used in hydraulic fracturing operations in oil and natural gas wells. We did not commence commercial operations until the third quarter of 2011, when our Wyeville facility became operational. As a result, we have limited operating history upon which you can base an evaluation of our current business and our future earnings prospects.

Our future performance will depend on our ability to succeed in competitive markets, and on our ability to appropriately react to potential fluctuations in the demand for and supply of frac sand.

We operate in a highly competitive market that is characterized by a small number of large, national producers and a larger number of small, regional or local producers. Competition in the industry is based on price, consistency and quality of product, site location, distribution and logistics capabilities, customer service, and reliability of supply and breadth of product offering.

We compete with large, national producers such as Badger Mining Corporation, Fairmount Minerals, Ltd., Preferred Proppants LLC, Unimin Corporation and U.S. Silica Holdings Inc. Our larger competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production facilities that are located closer to key customers than ours. Should the demand for hydraulic fracturing services decrease, prices in the frac sand market could materially decrease as smaller, regional producers may exit the market, selling frac sand at below market prices. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services could acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which may negatively impact pricing and demand for our frac sand. We may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Fluctuations in transportation costs and the availability or reliability of rail transportation could reduce revenues by causing us to reduce our production or by impairing the ability of our customers to take delivery.

Transportation costs represent a significant portion of the total cost of frac sand for our customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Disruption of transportation services due to shortages of rail cars, weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks or other events could temporarily impair the ability of our customers to take delivery and, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our frac sand. Accordingly, if there are disruptions of the rail transportation services utilized by our customers, and they are unable to find alternative transportation providers to transport frac sand, our business could be adversely affected.

Our production process consumes large amounts of natural gas and electricity. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our financial condition or results of operations.

Energy costs, primarily natural gas and electricity, represented approximately 2.7% of our total sales and 18.3% of our total production costs during the period from August 16, 2012 through December 31, 2012. Natural gas is the primary fuel source used for drying in the frac sand production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for the provision of natural gas on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate

[28]

change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. The price of natural gas has been extremely volatile over the last two years, from a high of $4.92 per million British Thermal Units (“BTUs”) in June 2011 to a low of $1.82 per million BTUs in April 2012, and this volatility may continue. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Increases in the price of diesel fuel may adversely affect our results of operations.

Diesel fuel costs generally fluctuate with increasing and decreasing world crude oil prices, and accordingly are subject to political, economic and market factors that are outside of our control. Our operations are dependent on earthmoving equipment, railcars and tractor trailers, and diesel fuel costs are a significant component of the operating expense of these vehicles. We contract with a third party to excavate raw frac sand, deliver the raw frac sand to our processing facility and move the sand from our wet plant to our dry plant, and pay a fixed price per ton of sand delivered to our wet plant, subject to a fuel surcharge based on the price of diesel fuel. Accordingly, increased diesel fuel costs could have an adverse effect on our results of operations and cash flows.

We may be required to make substantial capital expenditures to maintain, develop and increase our asset base. The inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on our growth and profitability.

Although we currently use a significant amount of our cash reserves and cash generated from our operations to fund the development of our existing frac sand reserves, we may depend on the availability of credit to fund future capital expenditures. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants contained in our credit facility or other future debt agreements, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our growth and profitability.

Even if we are able to obtain financing or access the capital markets, incurring additional debt may significantly increase our interest expense and financial leverage, and our level of indebtedness could restrict our ability to fund future development and acquisition activities. In addition, the issuance of additional equity interests may result in significant dilution to our existing unitholders.

We have entered into a credit facility which contains restrictions and financial covenants that may restrict our business and financing activities.

Our credit facility, and potentially any other future financing agreements that we may enter into, contain, operating and financial restrictions and covenants that may restrict our ability to finance future operations or capital needs, to engage in, expand or pursue our business activities or to make distributions to our unitholders. For example, our revolving credit facility contains covenants requiring us to maintain a leverage ratio (as such term is defined in our revolving credit agreement) of not more than 3.00 to 1.00, which may increase to up to 3.50 to 1.00 during specified periods following a permitted acquisition, and a minimum interest coverage ratio (as such term is defined in our revolving credit agreement) of not less than 2.50 to 1.00.

Our ability to comply with any such restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in the credit facility that we expect to enter into, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

[29]

A facility closure entails substantial costs, and if we close our facility sooner than anticipated, our results of operations may be adversely affected.

We base our assumptions regarding the life of our Wyeville excavation facility and our sponsor’s Augusta excavation facility on detailed studies that we perform from time to time, but our studies and assumptions may not prove to be accurate. If we close our Wyeville facility or our sponsor closes the Augusta facility sooner than expected, sales will decline unless we are able to acquire and develop additional facilities, which may not be possible. The closure of our Wyeville facility would involve significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. We accrue for the costs of reclaiming open pits, stockpiles, non-saleable sand, ponds, roads and other mining support areas over the estimated mining life of our property. If we were to reduce the estimated life of our Wyeville facility, the fixed facility closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could materially and adversely affect our results of operations and financial condition.

Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as removal of facilities and equipment, regrading, prevention of erosion and other forms of water pollution, re-vegetation and post-mining land use. We may be required to post a surety bond or other form of financial assurance equal to the cost of reclamation as set forth in the approved reclamation plan. The establishment of the final mine closure reclamation liability is based on permit requirements and requires various estimates and assumptions, principally associated with reclamation costs and production levels. If our accruals for expected reclamation and other costs associated with facility closures for which we will be responsible were later determined to be insufficient, our business, results of operations and financial condition would be adversely affected.

Our operations are dependent on our rights and ability to mine our properties and on our having renewed or received the required permits and approvals from governmental authorities and other third parties.

We hold numerous governmental, environmental, mining, and other permits, water rights, and approvals authorizing operations at our facility. For our extraction and processing in Wisconsin, the permitting process is subject to federal, state and local authority. For example, on the federal level, a Mine Identification Request (MSHA Form 7000-51) must be filed and obtained before mining commences. If wetlands are implicated, a U.S. Army Corps of Engineers Wetland Permit is required. At the state level, a series of permits are required related to air quality, wetlands, water quality (waste water, storm water), grading permits, endangered species, archeological assessments, and high capacity wells in addition to others depending upon site specific factors and operational detail. At the local level, zoning, building, storm water, erosion control, wellhead protection, road usage and access are all regulated and require permitting to some degree. A non-metallic mining reclamation permit is required. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations.

Title to, and the area of, mineral properties and water rights may also be disputed. Mineral properties sometimes contain claims or transfer histories that examiners cannot verify. A successful claim that we do not have title to our property or lack appropriate water rights could cause us to lose any rights to explore, develop, and extract minerals, without compensation for our prior expenditures relating to such property. Our business may suffer a material adverse effect in the event we have title deficiencies.

In some instances, we have received access rights or easements from third parties, which allow for a more efficient operation than would exist without the access or easement. A third party could take action to suspend the access or easement, and any such action could be materially adverse to our results of operations or financial condition.

[30]

A shortage of skilled labor together with rising labor costs in the excavation industry may further increase operating costs, which could adversely affect our results of operations.

Efficient sand excavation using modern techniques and equipment requires skilled laborers, preferably with several years of experience and proficiency in multiple tasks, including processing of mined minerals. Our mining operations are subcontracted to Gerke Excavating, Inc., but there is a shortage of skilled mining labor in Wisconsin. If the shortage of experienced labor continues or worsens, we may find it difficult to renew or replace that contract upon its expiration on acceptable terms, and we may be unable to hire or train the necessary number of skilled laborers to perform our own operations. In either event, there could be an adverse impact on our labor productivity and costs and our ability to expand production.

Our business may suffer if we lose, or are unable to attract and retain, key personnel.

We depend to a large extent on the services of our senior management team and other key personnel. Members of our senior management and other key employees have extensive experience and expertise in evaluating and analyzing sand reserves, maximizing production from such properties, marketing frac sand production and developing and executing financing strategies, as well as substantial experience and relationships with participants in the oilfield services and exploration and production industries. Competition for management and key personnel is intense, and the pool of qualified candidates is limited. The loss of any of these individuals or the failure to attract additional personnel, as needed, could have a material adverse effect on our operations and could lead to higher labor costs or the use of less-qualified personnel. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to attract, employ and retain highly skilled personnel.

Failure to maintain effective quality control systems at our mining, processing and production facilities could have a material adverse effect on our business and operations.

The performance and quality of our products are critical to the success of our business. These factors depend significantly on the effectiveness of our quality control systems, which, in turn, depends on a number of factors, including the design of our quality control systems, our quality-training program and our ability to ensure that our employees adhere to our quality control policies and guidelines. Any significant failure or deterioration of our quality control systems could have a material adverse effect on our business, financial condition, results of operations and reputation.

Seasonal and severe weather conditions could have a material adverse impact on our business.

Our business could be materially adversely affected by severe weather conditions. Severe weather conditions may affect our customers’ operations, thus reducing their need for our products, impact our operations by resulting in weather-related damage to our facilities and equipment and impact our customers’ ability to take delivery of our products at our plant site. Any weather-related interference with our operations could force us to delay or curtail services and potentially breach our contractual obligations to delivery minimum volumes or result in a loss of productivity and an increase in our operating costs.

In addition, severe winter weather conditions impact our operations by causing us to halt our excavation and wet plant related production activities during the winter months. During non-winter months, we excavate excess sand to build a stockpile that will feed the dry plant which continues to operate during the winter months. Unexpected winter conditions (e.g., if winter comes earlier than expected or lasts longer than expected) may result in us not having a sufficient sand stockpile to supply feedstock for our dry plant during winter months, which could result in us being unable to meet our contracted sand deliveries during such time and lead to a material adverse effect on our business, financial condition, results of operation and reputation.

Our cash flow fluctuates on a seasonal basis.

Our cash flow is affected by a variety of factors, including weather conditions and seasonal periods. Seasonal fluctuations in weather impact the production levels at our wet processing plant. While our sales and finished

[31]

product production levels are contracted evenly throughout the year, our mining and wet sand processing activities are limited to non-winter months. As a consequence, we experience lower cash costs in the first and fourth quarter of each calendar year.

Diminished access to water may adversely affect our operations.

The excavation and processing activities in which we engage require significant amounts of water, of which we recycle a significant percentage in our operating process. As a result, securing water rights and water access is necessary for the operation of our processing facilities. If future excavation and processing activities are located in an area that is water-constrained, there may be additional costs associated with securing water access. We have obtained water rights that we currently use to service the activities on our property, and we plan to obtain all required water rights to service other properties we may develop or acquire in the future. However, the amount of water that we are entitled to use pursuant to our water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we operate. Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights or eliminate our current water rights, and we may be unable to retain all or a portion of such water rights. These new regulations, which could also affect local municipalities and other industrial operations, could have a material adverse effect on our operating costs if implemented. Such changes in laws, regulations or government policy and related interpretations pertaining to water rights may alter the environment in which we do business, which may have an adverse effect on our financial condition and results of operations. Additionally, a water discharge permit may be required to properly dispose of water at our processing sites. The water discharge permitting process is also subject to regulatory discretion, and any inability to obtain the necessary permits could have an adverse effect on our financial condition and results of operations.

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants or refineries are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our frac sand. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

Risks Related to Environmental, Mining and Other Regulation

We and our customers are subject to extensive environmental and health and safety regulations that impose, and will continue to impose, significant costs and liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.

We are subject to a variety of federal, state, and local regulatory environmental requirements affecting the mining and mineral processing industry, including among others, those relating to employee health and safety, environmental permitting and licensing, air and water emissions, water pollution, waste management, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials, and natural resources. These laws, regulations, and permits have had, and will continue to have, a significant effect on our business. Some environmental laws impose substantial penalties for noncompliance, and others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), may impose strict, retroactive, and joint and several liability for the remediation of releases of hazardous substances. Liability under CERCLA, or similar state and local laws, may be imposed as a result of conduct that was lawful at the time it occurred or for the conduct of, or conditions caused by, prior operators or other third parties. Failure to properly handle, transport, store, or dispose of hazardous materials or otherwise conduct our operations in compliance with environmental laws could expose us to liability for

[32]

governmental penalties, cleanup costs, and civil or criminal liability associated with releases of such materials into the environment, damages to property, or natural resources and other damages, as well as potentially impair our ability to conduct our operations. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Future events, including changes in any environmental requirements (or their interpretation or enforcement) and the costs associated with complying with such requirements, could have a material adverse effect on us.

Any failure by us to comply with applicable environmental laws and regulations may cause governmental authorities to take actions that could adversely impact our operations and financial condition, including:

•	issuance of administrative, civil, or criminal penalties;

•	denial, modification, or revocation of permits or other authorizations;

•	imposition of injunctive obligations or other limitations on our operations, including cessation of operations; and

•	requirements to perform site investigatory, remedial, or other corrective actions.

Any such regulations could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations, increase significantly our operating costs, or impose additional operating restrictions among our customers that reduce demand for our services.

We may not be able to comply with any new laws and regulations that are adopted, and any new laws and regulations could have a material adverse effect on our operating results by requiring us to modify our operations or equipment or shut down our facilities. Additionally, our customers may not be able to comply with any new laws and regulations, which could cause our customers to curtail or cease operations. We cannot at this time reasonably estimate our costs of compliance or the timing of any costs associated with any new laws and regulations, or any material adverse effect that any new standards will have on our customers and, consequently, on our operations.

Silica-related legislation, health issues and litigation could have a material adverse effect on our business, reputation or results of operations.

We are subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including the U.S. Mining Safety and Health Administration, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. We may not be able to comply with any new laws and regulations that are adopted, and any new laws and regulations could have a material adverse effect on our operating results by requiring us to modify or cease our operations.

In addition, the inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is recent evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the frac sand industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of frac sand, may have the effect of discouraging our customers’ use of our frac sand. The actual or perceived health risks of mining, processing and handling frac sand could materially and adversely affect frac sand producers, including us, through reduced use of frac sand, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the frac sand industry.

We are subject to the Federal Mine Safety and Health Act of 1977, which imposes stringent health and safety standards on numerous aspects of our operations.

Our operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards

[33]

on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment, and other matters. Our failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business and financial condition or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations.

We and our customers are subject to other extensive regulations, including licensing, plant and wildlife protection and reclamation regulation, that impose, and will continue to impose, significant costs and liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.

In addition to the regulatory matters described above, we and our customers are subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, wetlands protection, reclamation and restoration activities at mining properties after mining is completed, the discharge of materials into the environment, and the effects that mining and hydraulic fracturing have on groundwater quality and availability. Our future success depends, among other things, on the quantity and quality of our frac sand deposits, our ability to extract these deposits profitably, and our customers being able to operate their businesses as they currently do.

In order to obtain permits and renewals of permits in the future, we may be required to prepare and present data to governmental authorities pertaining to the potential adverse impact that any proposed excavation or production activities, individually or in the aggregate, may have on the environment. Certain approval procedures may require preparation of archaeological surveys, endangered species studies, and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to develop a site. Finally, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition and other factors beyond our control. The denial of a permit essential to our operations or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop or expand a site. Significant opposition to a permit by neighboring property owners, members of the public, or other third parties, or delay in the environmental review and permitting process also could delay or impair our ability to develop or expand a site. New legal requirements, including those related to the protection of the environment, could be adopted that could materially adversely affect our mining operations (including our ability to extract or the pace of extraction of mineral deposits), our cost structure, or our customers’ ability to use our frac sand. Such current or future regulations could have a material adverse effect on our business and we may not be able to obtain or renew permits in the future.

Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.

We are generally obligated to restore property in accordance with regulatory standards and our approved reclamation plan after it has been mined. We are required under federal, state, and local laws to maintain financial assurances, such as surety bonds, to secure such obligations. The inability to acquire, maintain or renew such assurances, as required by federal, state, and local laws, could subject us to fines and penalties as well as the revocation of our operating permits. Such inability could result from a variety of factors, including:

•	the lack of availability, higher expense, or unreasonable terms of such financial assurances;

•	the ability of current and future financial assurance counterparties to increase required collateral; and

•	the exercise by financial assurance counterparties of any rights to refuse to renew the financial assurance instruments.

Our inability to acquire, maintain, or renew necessary financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition, and results of operations.

[34]

Risks Relating to our Structure

Our sponsor owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including our sponsor, have conflicts of interest with us and limited duties, and they may favor their own interests to the detriment of us and our unitholders.

Our sponsor, Hi-Crush Proppants LLC, owns and controls our general partner and appoints all of the directors of our general partner. Although our general partner has a duty to manage us in a manner it believes to be in our best interests, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to our sponsor. Therefore, conflicts of interest may arise between our sponsor or any of its affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•

our general partner is allowed to take into account the interests of parties other than us, such as our sponsor, in exercising certain rights under our partnership agreement, which has the effect of limiting its duty to our unitholders;

•	neither our partnership agreement nor any other agreement requires our sponsor to pursue a business strategy that favors us;

•

our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•

our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders which, in turn, may affect the ability of the subordinated units to convert;

•

our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•

our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•

our partnership agreement permits us to distribute up to $26 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;

[35]

•	our general partner controls the enforcement of obligations that it and its affiliates owe to us;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•

our sponsor may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our sponsor’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

In addition, we may compete directly with entities in which our sponsor has an interest for acquisition opportunities and potentially will compete with these entities for new and existing customers. In particular, our sponsor’s Augusta facility, into which we made a preferred investment in January 2013, competes with us for new and existing frac sand customers.

The board of directors of our general partner may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay any distributions at all.

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute quarterly at least $0.475 per unit on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. However, the board may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters.

In addition, our partnership agreement does not require us to pay any distributions at all. Accordingly, investors are cautioned not to place undue reliance on the permanence of such a policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by the board of directors of our general partner, whose interests may differ from those of our common unitholders. Our general partner has limited duties to our unitholders, which may permit it to favor its own interests or the interests of our sponsor to the detriment of our common unitholders.

Our general partner intends to limit its liability regarding our obligations.

Our general partner intends to limit its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

Our sponsor competes with us, and other affiliates of our general partner have the ability to compete with us.

Affiliates of our general partner, including our sponsor, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Our sponsor has investments in entities that acquire, own and operate frac sand excavation and processing facilities and may make additional investments in the future. These investments and acquisitions may include entities or assets that we would have been interested in acquiring. Therefore, our sponsor may compete with us for investment opportunities. In addition, our sponsor owns Augusta, an entity that competes with us and we expect that it will acquire interests in additional entities that may compete with us. We share our management team with our sponsor, and despite our sponsor’s and management team’s meaningful economic interest in us, the shared management team is under no obligation to offer new and replacement customer contracts to us before offering them to our sponsor, which could have a material adverse impact on our ability to renew or replace existing customer contracts on favorable terms or at all.

[36]

Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and our sponsor. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual or potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

It is our policy to distribute a significant portion of our cash available for distribution to our partners, which could limit our ability to grow and make acquisitions.

We plan to distribute most of our cash available for distribution, which may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our units.

Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its affiliates;

•	whether to exercise its call right;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels; and

•	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

By purchasing a common unit, a unitholder is treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•

whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

[37]

•

our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning that it believed that the decision was in the best interest of our partnership;

•

our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•

our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

(1)	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval; or

(2)	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Our sponsor may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of the board of directors of our general partner or the holders of our common units. This could result in lower distributions to holders of our common units.

Our sponsor has the right, as the initial holder of our incentive distribution rights, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (50.0%) for the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our sponsor, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our sponsor elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to our sponsor will equal the number of common units that would have entitled the holder to an aggregate quarterly cash distribution in the quarter prior to the reset election equal to the distribution to our sponsor on the incentive distribution rights in the quarter prior to the reset election. We anticipate that our sponsor would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our sponsor could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our sponsor in connection with resetting the target distribution levels.

[38]

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which our common units will trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by our sponsor, as a result of it owning our general partner, and not by our unitholders. Unlike publicly-traded corporations, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot remove our general partner without its consent.

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of December 31, 2012, our sponsor owned an aggregate of 52.6% of our common and subordinated units, and as of March 1, 2013, owned an aggregate of 58.3% of our common, subordinated and Class B units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner to transfer their respective membership interests in our general partner to a third party. The new members of our general partner would then be in a position to replace the board of directors and executive officers of our general partner with their own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our general partner. This effectively permits a “change of control” without the vote or consent of the unitholders.

The incentive distribution rights held by our sponsor may be transferred to a third party without unitholder consent.

Our sponsor may transfer the incentive distribution rights to a third party at any time without the consent of our unitholders. If our sponsor transfers the incentive distribution rights to a third party but retains its ownership interest in our general partner, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if our sponsor had retained ownership of the incentive distribution rights. For example, a transfer of incentive distribution rights by our sponsor could reduce the likelihood of our sponsor accepting offers made by us relating to assets owned by it, as it would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

[39]

Our general partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2012, our sponsor owned an aggregate of 52.6% of our common and subordinated units, and as of March 1, 2013, owned an aggregate of 58.3% of our common, subordinated and Class B units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated and Class B units), our sponsor will own 58.3% of our common units.

We may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests.

Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•

because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

There are no limitations in our partnership agreement on our ability to issue units ranking senior to the common units.

In accordance with Delaware law and the provisions of our partnership agreement, we may issue additional partnership interests that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of units of senior rank may (i) reduce or eliminate the amount of cash available for distribution to our common unitholders; (ii) diminish the relative voting strength of the total common units outstanding as a class; or (iii) subordinate the claims of the common unitholders to our assets in the event of our liquidation.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

[40]

Cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our general partner.

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of cash available for distribution to our unitholders.

Your liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. You could be liable for our obligations as if you were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•

your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have liability to repay distributions and in certain circumstances may be personally liable for the obligations of the partnership.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, or the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer,

[41]

(3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold unitholder advisory votes on executive compensation.

Our sponsor, which is our accounting predecessor for financial reporting purposes, has a material weakness in its internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

In 2011, our sponsor was a private company with limited accounting personnel to adequately execute our accounting processes and limited other supervisory resources with which to address our internal control over financial reporting. As such, our sponsor did not maintain an effective control environment in that the design and execution of controls has not consistently resulted in effective review and supervision by individuals with financial reporting oversight roles. In connection with our sponsor’s audit for the year ended December 31, 2011, our sponsor’s independent registered public accounting firm identified and communicated a material weakness related to the failure to maintain a sufficient complement of qualified accounting personnel, which contributed to our sponsor’s inability to maintain appropriate segregation of duties within the organization and effective review and supervision over the financial reporting process. A “material weakness” is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our sponsor’s financial statements will not be prevented, or detected on a timely basis. This material weakness resulted in audit adjustments to our financial statements which were identified by our independent registered public accounting firm.

Our management team and financial reporting oversight personnel are the same as those of our sponsor. During 2012, we added experienced accounting personnel as full-time employees in response to our identification of gaps in our skills base and expertise of the staff required to meet the financial accounting and reporting requirements of a public company. In addition, through the majority of the year, we used contractors to supplement our full-time employees until certain positions could be filled and trained. During the fourth quarter, we implemented a new enterprise resource planning, or ERP, system used for financial accounting and reporting to further automate our processes. However, our evaluation of internal control over financial accounting and reporting is not complete and we expect remediation to continue.

We have begun the process of evaluating our internal control over financial accounting and reporting and will complete our documentation and testing in 2013. During the course of the review, we may identify additional control deficiencies, which may represent significant deficiencies and other material weaknesses, in addition to the material weakness previously identified, that require remediation by us. Our remediation efforts may not enable us to remedy or avoid material weaknesses or significant deficiencies in the future. We cannot predict the outcome of our evaluation at this time.

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes Oxley Act of 2002 which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. To comply with the requirements of being a publicly traded partnership, we may need to implement additional internal controls, reporting systems and procedures and/or hire additional accounting, finance and legal staff. Furthermore, while we generally must comply with Section 404 of the Sarbanes Oxley Act of 2002 for our fiscal year ended December 31, 2012, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an “emerging growth company” within the

[42]

meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our annual report for the fiscal year ending December 31, 2017. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

The New York Stock Exchange does not require a publicly-traded partnership like us to comply with certain of its corporate governance requirements.

Our common units are listed on the NYSE under the symbol “HCLP.” Because we are a publicly-traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

We incur increased costs as a result of being a publicly-traded partnership.

We have a limited history operating as a publicly-traded partnership. As a publicly-traded partnership, we incur significant legal, accounting and other expenses that we did not incur prior to becoming public. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the NYSE, require publicly-traded entities to adopt various corporate governance practices that further increase our costs. Before we are able to make distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a publicly-traded partnership. As a result, the amount of cash we have available for distribution to our unitholders is affected by the costs associated with being a public company.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to you could be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe, based upon our current operations, that we will be so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

[43]

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly-traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that affect publicly-traded partnerships. Any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly-traded partnerships to be treated as partnerships for federal income tax purposes. Although the considered legislation would not appear to have affected our treatment as a partnership, we are unable to predict whether any of these changes, or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our unitholders are treated as partners to whom we allocate taxable income that could be different in amount than the cash we distribute, they are required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our sponsor owns more than 50% of the total interests in our capital and profits. Therefore, a transfer by our sponsor of all or a portion of its interests in us could result in a termination of us as a partnership for federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable

[44]

share of our net taxable income result in a decrease in their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation and depletion deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if they sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, is unrelated business taxable income and is taxable to them. Distributions to non-U.S. persons are reduced by withholding taxes, and non-U.S. persons are required to file federal tax returns and pay tax on their shares of our taxable income.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. Our costs of any contest by the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and in order to maintain the uniformity of the economic and tax characteristics of our common units, we have adopted certain depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. These positions may result in an understatement of deductions and losses and an overstatement of income and gain to our unitholders. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

[45]

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, such unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there is no tax concept of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, such unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

Our unitholders will likely be subject to state and local taxes and return filing requirements in states where you do not live as a result of investing in our common units.

In addition to federal income taxes, our unitholders could be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. As of December 31, 2012, we own assets and conduct business in the states of Wisconsin and Texas. Wisconsin currently imposes a personal income tax and also imposes income taxes on corporations and other entities. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in Wisconsin. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is our unitholders responsibility to file all U.S. federal, foreign, state and local tax returns.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

We are managed and operated by the board of directors and executive officers of our general partner, which leases office space for our principal executive offices in Houston, Texas. As of March 1, 2013, we operate one production facility located in Wyeville, Wisconsin of which we own all associated land. In addition, we own a preferred interest in our sponsor’s production facility located in Augusta, Wisconsin, which entitles us to a preferred distribution of $3.75 million per quarter, or $15.0 million annually. Substantially all of our owned assets are pledged as security under our Partnership Credit Facility; please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Facilities

Wyeville Facility

We acquired the Wyeville acreage and commenced construction of the Wyeville facility in January 2011. We completed construction of the Wyeville facility and commenced sand excavation and processing in June 2011 with an initial plant processing capacity of 950,000 tons per year, and customer shipments were initiated in July 2011. From the Wyeville in-service date to December 31, 2012, we processed and sold 1,494,548 tons of frac sand. We completed an expansion in March 2012 that increased our expected processing capacity to approximately 1,600,000 tons per year. As of December 31, 2012, the total cost of our plant and equipment was $49.7 million. The plant is in good physical condition and includes modernized equipment powered by natural gas, electricity and propane fuel.

[46]

As of December 31, 2012 we had contracted approximately 73% of this capacity for 2013. The percentage of capacity calculation includes the impact of retaining shipment volumes under one customer contract previously scheduled to be assigned to our sponsor in May 2013. During the first quarter of fiscal 2013, we entered into a spot sale arrangement with a new customer. The impact of such contract is not included in the 2013 percentage of capacity calculated above.

Assuming production rates of 1,450,000 tons per year, or approximately 90% of capacity, and based on a reserve report prepared by John T. Boyd, our Wyeville facility has an implied 37-year reserve life as of December 31, 2012.

All of our product is shipped by rail from our three 5,000-foot rail spurs that connect our processing and storage facilities to a Union Pacific Railroad mainline. The length of these rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars. It also enables us to accommodate unit trains, which significantly increases our efficiency in meeting our customers’ frac sand transportation needs. Unit trains, typically 80 rail cars in length or longer, are dedicated trains chartered for a single delivery destination. Generally, unit trains receive priority scheduling and do not switch cars at various intermediate junctions, which results in a more cost-effective and efficient method of shipping than the standard method of rail shipment.

We operate two dryer facilities at Wyeville with a combined nameplate input capacity, based on manufacturer specifications, of 250 tons per hour. Unless processing operations are suspended to conduct maintenance, our dryer facilities are run on a 24-hour basis. Our estimate of annual expected processing capacity assumes a 15% loss of capacity due to waste and an uptime efficiency of 85% of nameplate capacity, which allows approximately 55 days for downtime and maintenance. We processed and sold 1,161,954 tons of sand during 2012.

The following table summarizes certain of the key characteristics of our Wyeville facility we believe allow us to provide our customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 651 contiguous acres, with on-site processing and rail loading facilities.

Deposits	Sand pay zones of up to 80 feet; coarse grade mesh sizes from 20 to 70; few impurities such as clay or other contaminants.

Excavation Technique	Shallow overburden allowing for surface excavation.

Sand Processing	Sands are unconsolidated; do not require crushing.

Logistics Capabilities	On-site transportation infrastructure capable of accommodating unit trains connected to Union Pacific Railroad mainline.

Augusta Facility

On January 31, 2013, we acquired a preferred interest in our sponsor’s Augusta facility. Our sponsor acquired the Augusta acreage and commenced construction of the Augusta facility in April 2012. Our sponsor completed construction of the Augusta facility and commenced sand excavation and processing in July 2012 with a plant processing capacity of 1,600,000 tons per year, and customer shipments were initiated in August 2012. As of December 31, 2012, the total cost of our sponsor’s Augusta plant and equipment was approximately $67.9 million. The plant is in good physical condition and includes modernized equipment powered by natural gas, electricity and propane. The cash flow stream attributable to our preferred interest in Augusta is supported by a long-term take-or-pay contract with an investment grade customer.

All of Augusta’s product is shipped by rail from three 5,000-foot rail spurs that connect the processing and storage facilities to a Union Pacific Railroad mainline. The length of these rail spurs and the capacity of the associated product storage silos allow the accommodation of a large number of rail cars. It also enables the accommodation of unit trains, which significantly increases efficiency in meeting customers’ frac sand transportation needs as described above.

[47]

Augusta operates two dryer facilities with a combined nameplate input capacity, based on manufacturer specifications, of 250 tons per hour. Unless processing operations are suspended to conduct maintenance, Augusta’s dryer facilities are run on a 24-hour basis. Our estimate of annual expected processing capacity assumes a 15% loss of capacity due to waste and an uptime efficiency of 85% of nameplate capacity, which allows approximately 55 days for downtime and maintenance.

The following table summarizes certain of the key characteristics of our sponsor’s Augusta facility we believe allow Augusta to provide its customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 1,187 contiguous acres, with on-site processing and rail loading facilities.

Deposits	Sand pay zones of up to 80 feet; coarse grade mesh sizes from 20 to 70; few impurities such as clay or other contaminants.

Excavation Technique	Shallow overburden allowing for surface excavation.

Sand Processing	Sands are unconsolidated.

Logistics Capabilities	On-site transportation infrastructure capable of accommodating unit trains connected to Union Pacific Railroad mainline.

Sand Reserves

As of December 31, 2012, we had a total of 53.9 million tons of proven recoverable mineral reserves at our Wyeville facility. During 2012, we acquired an additional 6.7 million tons and sold 1.2 million tons of proven recoverable sand reserves. We own all 651 acres of land surrounding our Wyeville facility, which secures our mineral rights and access to reserves. In addition, our sponsor’s Augusta facility, in which we own a preferred interest, had a total of 48.4 million tons of proven recoverable mineral reserves and Augusta owns 1,187 acres of land surrounding the Augusta facility, which secures the mineral rights and access to reserves.

“Reserves” consist of sand that can be economically extracted or produced at the time of determination based on relevant legal, economic and technical considerations. The reserve estimates referenced herein represent proven reserves, which are defined by SEC Industry Guide 7 as those for which (a) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of the reserves are well-established. The quantity and nature of the mineral reserves at our Wyeville facility are estimated by our internal geologists and mining engineers and updated periodically, with necessary adjustments for operations during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. John T. Boyd has estimated our reserves as of December 31, 2012, and we intend to continue retaining third-party engineers to review our reserves on an annual basis.

To opine as to the economic viability of our reserves, John T. Boyd reviewed our financial cost and revenue per ton data at the time of the proven reserve determination. Based on its review of our cost structure and its extensive experience with similar operations, John T. Boyd concluded that it is reasonable to assume that we will operate under a similar cost structure over the remaining life of our reserves. John T. Boyd further assumed that our revenue per ton at our Wyeville facility, which was $62.90 on a weighted average basis at the time of the proven reserves determination, will remain relatively constant over the life of the reserve. Based on these assumptions, and taking into account possible cost increases associated with a maturing mine, John T. Boyd concluded that our current operating margins are sufficient to expect continued profitability throughout the life of our reserves.

The cutoff grade used by John T. Boyd in estimating our reserves considers only sand that will pass through a 20x70 mesh screen as proven reserves, meaning only sands with mesh sizes greater than 20 and less than 70 are

[48]

included in John T. Boyd’s estimate of our proven reserves. In addition, John T. Boyd’s estimate of our reserves adjusts for mining losses of 10% and processing losses of material delivered to the wet plant feed hopper of 22%, for a total yield of 70% of the in-place sand resource.

Our reserves are a mineral resource created over millions of years. Approximately 500 million years ago, the quartz rich Cambrian sheet sands were deposited in the upper Midwest region of the United States. During the Pleistocene era, which occurred approximately two million years ago, erosion caused by the melting of glaciers cut channels into the Mount. Simon Formation, forming rivers. Loose grains of sand resulting from this same erosion settled in these river beds where they were washed by the consistent current of the river. The washing action of the river removed debris, known as fines, from the sand, rounded the sand grains and helped it to remain unconsolidated. The Wyeville deposit is located in one of these ancient river beds. The high quartz content of the Cambrian sands and the monocrystalline structure of the Wyeville deposit is responsible for the extremely high crush strength relative to other types of sand.

Although crush strength is one of a number of characteristics that define the quality of raw frac sand, it is a key characteristic for our customers and other purchasers of frac sand in determining whether the product will be suitable for its desired application. For example, raw frac sand with exceptionally high crush strength is suitable for use in high pressure downhole conditions that would otherwise require the use of more expensive resin-coated or ceramic proppants. The following charts illustrate the high crush strength of our sand reserves relative to that of our competitors.

30/50 Raw Frac Sand

Note:	Information based on publicly available competitor crush strength data.
(1)	Based on results of crush strength testing performed on Hi-Crush Wyeville sand by PropTester.

(2)	Based on results of crush strength testing performed on Hi-Crush Wyeville sand by Stim-Lab.

(3)	Based on the average of Competitor C’s published crush strength for its 30/50 mesh size sand.

(4)	Based on representative examples from publicly available sources.

40/70 Raw Frac Sand

[49]

Note:	Information based on publicly available competitor crush strength data.
(1)	Based on results of crush strength testing performed on Hi-Crush Wyeville sand by PropTester.

(2)	Based on results of crush strength testing performed on Hi-Crush Wyeville sand by Stim-Lab.

(3)	Based on the average of Competitor A’s published crush strength for its 40/70 mesh size sand.

(4)	Based on the average of Competitor C’s published crush strength for its 40/70 mesh size sand.

(5)	Based on representative examples from publicly available sources

Our sands are unconsolidated, clean and well-rounded, and as a result do not require crushing or extensive processing to eliminate clays or other contaminants, enabling us to cost-effectively produce high quality, frac sand meeting API specifications. In addition, the sand deposits are present to a depth of approximately 80 feet, with a shallow overburden of approximately five feet. The shallow depth of the sand deposits allows us to conduct surface mining rather than underground mining, which lowers our production costs and decreases safety risks as compared to underground mining.

Wyeville Facility

Before acquiring new reserves, we perform extensive drilling of cores and analysis and other testing of the cores to confirm the quantity and quality of the acquired reserves. We have undertaken a comprehensive exploration drilling program at the Wyeville facility. In total, we have reviewed 52 core holes that were drilled utilizing mud rotary and sonic core drilling techniques with holes spaced between 500 feet and 800 feet to delineate the resource. The holes were drilled into the underlying Mount Simon sandstone formation through the unconsolidated sand, with depths generally ranging from 55 feet to 80 feet. The holes were sampled in 10-foot depth increments with each 10-foot depth increment yielding a corresponding lab gradation. Core samples were sent to leading proppant sand-testing laboratories, each of which adhered to procedures and testing methods in accordance with the American Society for Testing and Materials’ standards for testing materials. During the course of the drilling, John T. Boyd assisted in determining the number and location of drill holes. The results of this program were taken into account in determining the quality and volume of our reserves.

Mineral Rights

We acquired the Wyeville acreage in fee in January 2011 from three separate land owners, one of which had previously conducted limited surface excavation on-site. In each transaction, we acquired surface and mineral rights, all of which were initially subject to an aggregate non-participating royalty interest of $6.15 per ton of frac sand sold. These royalties were negotiated by us in connection with our acquisition of the Wyeville acreage. Effective July 2012, we terminated certain royalty agreements for a one-time cash payment of $14.0 million, reducing our ongoing royalty costs from $6.15 to $2.50 per ton of sand excavated, delivered and paid for. In some instances in the future, we may acquire the mineral rights to reserves without actually taking ownership of the properties. A 40-acre portion of the Wyeville acreage is encumbered by a mortgage in favor of a customer. The mortgage secures our obligation to deliver 100% of our minimum delivery requirement for the first year of the contract and 50% of our minimum delivery requirement for the second year of the contract. We satisfied the delivery requirements on February 13, 2013 and are in the process of terminating the mortgage encumbrance.

An approximately 300 acre portion of the Wyeville acreage is subject to an agreement whereby we agreed to sell such acreage back to the individuals from whom the land was purchased in the event that the applicable minimum royalty payments have not been satisfied. If such minimum royalty payments for the three year period commencing on September 15, 2011 (the “Initial Operations Period”) have not been satisfied before September 15, 2014, we agreed to sell the property to the original landowner for one dollar, subject to certain terms. Additionally, at the end of each 12 month period following the conclusion of the Initial Operations Period, if such minimum royalties have not been satisfied for the rolling three previous years (the “Subsequent Operations Periods”), we agreed to sell the property to the original landowner for one dollar, subject to certain terms.

During the Initial Operations Period, the required royalty payments amount to an aggregate of $825,000 over the three year period. During any Subsequent Operations Period, the required royalty payments amount to an

[50]

aggregate of $1,050,000 over each three year period. If we have not made the minimum required royalty payments associated with ongoing sand sales by the end of any Initial Operations Period or Subsequent Operations Period, we may satisfy our obligation by making a lump-sum cash make-whole payment. Accordingly, we believe there is no material risk that we will be required to sell back the subject property pursuant to this agreement.

Summary of Reserves

The following table provides a summary of our Wyeville, Wisconsin facility and our sponsor’s Augusta facility as of December 31, 2012:

Mine/Plant Location	Owned/ Leased	Area (in acres)	Proven Reserves (in thousands)	Primary End Markets Served
Wyeville, WI	Owned	651	53,933	Oil and gas proppants

Augusta, WI	(1)	1,187	48,405	Oil and gas proppants

(1)	Hi-Crush Augusta LLC, a subsidiary of our sponsor, owns the Augusta facility. On January 31, 2013, we acquired a preferred interest in Hi-Crush Augusta LLC

ITEM 3.       LEGAL PROCEEDINGS

Legal Proceedings

In addition to the matter described below, we are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, governmental regulations, environmental, employment and other actions. Although the outcomes of these routine claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

In May 2012, our subsidiary, Operating, entered into a supply agreement for frac sand with Baker Hughes. On September 19, 2012, Baker Hughes provided notice that it was terminating the contract. We believe that Baker Hughes’ termination was wrongful and a direct effort to circumvent its binding purchase obligations under the supply agreement. We engaged in discussions with Baker Hughes after receiving the notice, but were unable to reach a mutually satisfactory resolution of the matter. On November 12, 2012, Operating formally terminated the supply agreement and filed suit in the State District Court of Harris County, Texas against Baker Hughes seeking damages for Baker Hughes’ prior wrongful termination of the supply agreement. We intend to vigorously enforce our rights under the supply agreement against Baker Hughes. We cannot provide assurance, however, as to the outcome of this lawsuit.

Following the Partnership’s November 2012 announcement that Hi-Crush Operating LLC had formally terminated its supply agreement with Baker Hughes in response to the repudiation of the agreement by Baker Hughes, the Partnership, its general partner, certain of its officers and directors and its underwriters were named as defendants in purported securities class action lawsuits brought by the Partnership’s unitholders in the United States District Court for the Southern District of New York. On February 11, 2013, the lawsuits were consolidated into one lawsuit, styled In re: Hi-Crush Partners L.P. Securities Litigation, No. 12-Civ-8557 (CM). A consolidated amended complaint was filed on February 15, 2013. That complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act in connection with the Partnership’s registration statement on Form S-1 declared effective on August 15, 2012 and a subsequent presentation. Among other things, the consolidated amended complaint alleges that defendants failed to disclose to the market certain alleged information relating to Baker Hughes’ repudiation of the supply agreement. The Partnership believes the case is without merit and intends to vigorously defend itself. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit. The SEC has also asked the Partnership to provide information regarding the Baker Hughes dispute.

[51]

ITEM 4.       MINE SAFETY DISCLOSURES.

We adhere to a strict occupational health program aimed at controlling exposure to silica dust, which includes dust sampling, a respiratory protection program, medical surveillance, training and other components. Our safety program is designed to ensure compliance with the standards of our Occupational Health and Safety Manual and U.S. Federal Mine Safety and Health Administration (“MSHA”) regulations. For both health and safety issues, extensive training is provided to employees. We have safety meetings at our plants made up of salaried and hourly employees. We perform annual internal health and safety audits and conduct semi-annual crisis management drills to test our abilities to respond to various situations. Health and safety programs are administered by our corporate health and safety department with the assistance of plant environmental, health and safety coordinators.

All of our production facilities are classified as mines and are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report on Form 10-K.

[52]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNIT SECURITIES

Market Information

Our common units, representing limited partner interests, are traded on the NYSE under the symbol “HCLP.” Initial trading of our common units commenced on August 16, 2012. Accordingly, no market for our units existed prior to that date.

The following table sets forth the range of high and low sales prices per unit for our common units as reported by the NYSE, and the quarterly cash distributions for the indicated periods:

Sales price per common units:			Cash distributions to unitholders
Quarter Ended	High	Low	Record Date:	Payment Date:	Amount per Limited Partner Unit
September 30, 2012 (from August 16, 2012)	$23.78	$17.00	November 1, 2012	November 15, 2012	$0.2375	(1)
December 31, 2012	$22.28	$13.21	February 1, 2013	February 15, 2013	$0.4750

(1)	Represents a pro rata distribution of our minimum quarterly distribution for the period from August 16, 2012 through September 30, 2012

As of December 31, 2012, there were 13,640,351 common units outstanding held by approximately 6,132 unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these record holders. As of March 1, 2013, we had also issued 13,640,351 subordinated units and 3,750,000 Class B Units, for which there is no established public market in which such units are exchanged. All of the subordinated and Class B Units are held by our sponsor.

Cash Distributions to Unitholders

There is no guarantee that we will distribute quarterly cash distributions to our unitholders. We do not have a legal or contractual obligation to pay quarterly distributions at our minimum quarterly distribution rate or at any other rate. Our cash distribution policy is subject to certain restrictions and may be changed at any time. The reasons for such uncertainties in our stated cash distribution policy include the following factors:

•

Our cash distribution policy is subject to restrictions on distributions under our revolving credit facility, which contains financial tests and covenants that we must satisfy. Should we be unable to satisfy these restrictions or if we are otherwise in default under our new credit facility, we will be prohibited from making cash distributions to you notwithstanding our stated cash distribution policy.

•

Our general partner has the authority to establish cash reserves for the prudent conduct of our business, including for future cash distributions to our unitholders, and the establishment of or increase in those reserves could result in a reduction in cash distributions from levels we currently anticipate pursuant to our stated cash distribution policy. Our partnership agreement does not set a limit on the amount of cash reserves that our general partner may establish. Any decision to establish cash reserves made by our general partner in good faith will be binding on our unitholders.

•

Prior to making any distribution on the common units, we reimburse our general partner and its affiliates for all direct and indirect expenses they incur on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by

[53]

its affiliates. Our partnership agreement provides that our general partner determines in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates reduces the amount of cash available for distribution to pay distributions to our unitholders.

•

Even if our cash distribution policy is not modified or revoked, the amount of distributions we pay under our cash distribution policy and the decision to make any distribution is determined by our general partner.

•	Under Section 17-607 of the Delaware Act, we may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets.

•

We may lack sufficient cash to pay distributions to our unitholders due to cash flow shortfalls attributable to a number of operational, commercial or other factors as well as increases in our operating or general and administrative expenses, principal and interest payments on our outstanding debt, tax expenses, working capital requirements and anticipated cash needs. While our general partner may cause us to borrow funds in order to permit the payment of cash distributions on our common units, subordinated units and incentive distribution rights, it has no obligation to cause us to do so.

•

If we make distributions out of capital surplus, as opposed to operating surplus, any such distributions would constitute a return of capital and would result in a reduction in the minimum quarterly distribution and the target distribution levels.

•

Our ability to make distributions to our unitholders depends on the performance of our subsidiaries and their ability to distribute cash to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, the provisions of future indebtedness, applicable state limited liability company laws and other laws and regulations.

Distribution Policy

Intent to Distribute the Minimum Quarterly Distribution

Within 60 days after the end of each quarter, we intend to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.4750 per unit, or $1.90 on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. The distribution made on November 15, 2012 represented a proration of our minimum quarterly distribution of $0.4750 per unit for the period from August 16, 2012 to September 30, 2012.

Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner. Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and there is no guarantee that we will pay the minimum quarterly distribution, or any distribution, on the units in any quarter. However, it does contain provisions intended to motivate our general partner to make steady, increasing and sustainable distributions over time.

General Partner Interest

Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may in the future own common units or other equity securities in us and will be entitled to receive distributions on any such interests.

Incentive Distribution Rights

Our sponsor currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus (as defined below) in excess of $0.54625 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that our sponsor may receive on any limited partner units that it owns.

[54]

Equity Compensation Plan Information

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2012.

Recent Sales of Unregistered Securities

On May 8, 2012, in connection with our formation, we issued (i) the non-economic general partner interest in us to our general partner and (ii) the 100.0% limited partner interest in us to our sponsor for $1,000.00. The issuance was exempt from registration under Section 4(2) of the Securities Act. There have been no other sales of unregistered securities during 2012.

On January 30, 2013, we issued 5,522 common units to our independent directors, Mr. Winkler and Mr. Affleck-Graves.

On January 31, 2013, in connection with our acquisition of a preferred equity interest in Hi-Crush Augusta LLC, we issued 3,750,000 Class B Units to our sponsor. The Class B Units are eligible for conversion into common units once we have, for two consecutive quarters, (i) earned $2.31 per common unit, subordinated unit and Class B Unit on an annualized basis and (ii) paid $2.10 per unit in annualized distributions on each common and subordinated unit, or 110% of the current minimum quarterly distribution for a period of two consecutive quarters, and our general partner has determined, with the concurrence of the conflicts committee of the board of directors of our general partner, that we are expected to maintain such performance for at least two succeeding quarters. The issuance was exempt from registration under Section 4(2) of the Securities Act.

Use of Proceeds from Public Offering of Common Stock

On August 16, 2012, we completed our initial public offering of 12,937,500 common units, which includes 1,687,500 common units subject to an over-allotment option which was exercised in full, at a price to the public of $17.00 per common unit, or $15.95875 per common unit after payment of the underwriting discount, pursuant to our registration statement on Form S-1 (File No. 182574), which was declared effective on August 15, 2012. All of the common units offered and sold in the initial public offering were offered and sold for the account of Hi-Crush Proppants LLC, our sponsor. Barclays Capital Inc., Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC and UBS Securities LLC acted as joint book-running managers for the offering. Raymond James & Associates, Inc., RBC Capital Markets, LLC and Robert W. Baird & Co. Incorporated acted as co-managers for the offering. The total net proceeds paid to our sponsor from the sale of common units were approximately $206,466,000 after taking into account an underwriting discount of approximately $13,471,000. Our sponsor received all proceeds from the initial public offering and incurred transaction costs of approximately $3,383,000 through September 30, 2012. Hi-Crush Partners LP did not receive any proceeds from the sale of common units in the initial public offering.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None of our common units have been reacquired since August 16, 2012. There are currently no share repurchase programs authorized by the board of directors of our general partner.

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plan as of December 31, 2012.

[55]

ITEM 6.  SELECTED FINANCIAL DATA

		Period From August 16 Through December 31, 2012		Period From January 1 Through August 15, 2012		Year Ended December 31, 2011		Period From Inception Through December 31, 2010
(in thousands, except per unit amounts)		Successor		Predecessor		Predecessor		Predecessor
Statement of Operations Data:
Revenues	$	28,858	$	46,776	$	20,353	$	-
Production costs		6,282		12,247		5,998		-
Depreciation and depletion		863		1,089		449		-

Cost of goods sold		7,145		13,336		6,447		-

Gross profit		21,713		33,440		13,906		-

Operating costs and expenses:
General and administrative		2,795		4,631		2,324		26
Exploration expense		91		539		381		-
Accretion of asset retirement obligation		56		16		28		-

Income from operations		18,771		28,254		11,173		(26)

Other (income) expense:
Other income		-		(6)		-		-
Interest expense		263		3,240		1,893		-

Net income	$	18,508	$	25,020	$	9,280	$	(26)

Earnings per unit:
Common units	$	0.68

Subordinated units	$	0.68

Distributions per unit:
Common units	$	0.7125

Subordinated units	$	0.7125

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$	18,384	$	16,660	$	18,788	$	(14)
Investing activities		(2,239)		(80,045)		(50,199)		(322)
Financing activities		(7,631)		61,048		42,465		336

Other Financial Data:
EBITDA (1)	$	19,634	$	29,349	$	11,622	$	(26)
Capital expenditures (2)		2,239		80,075		50,169		72

Operating Data:
Total tons sold		439,604		726,213		332,593		-
Average realized price (per ton)	$	65.65	$	64.41	$	61.19	$	-
Production costs (per ton) (1)		14.29		16.86		18.03		-

Balance Sheet Data (at period end)
Cash and cash equivalents	$	10,498	$	8,717	$	11,054	$	-
Total assets		102,185		175,828		72,229		614
Long-term debt (includes current portion)		-		111,402		46,112		-
Total liabilities		7,003		140,747		61,942		304
Equity		95,183		35,081		10,287		310

(1)	For more information, please read “-Non-GAAP Financial Measures” below
(2)	Capital expenditures made to increase the long-term operating capacity of our asset base whether through construction or acquisitions.

[56]

Non-GAAP Financial Measures

EBITDA

We define EBITDA as net income (loss) before net interest expense, income tax expense and depreciation and depletion expense. EBITDA is not a presentation made in accordance with GAAP.

EBITDA is a non-GAAP supplemental financial measure that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly-traded companies in the proppants industry, without regard to historical cost basis or financing methods; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

We believe that the presentation of EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to EBITDA is net income. Our non-GAAP financial measure of EBITDA should not be considered as an alternative to GAAP net income. EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income. You should not consider EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because EBITDA may be defined differently by other companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following table presents a reconciliation of EBITDA to the most directly comparable GAAP financial measure, on a historical basis and pro forma basis, as applicable, for each of the periods indicated.

	Period From August 16 Through December 31, 2012		Period From January 1 Through August 15, 2012		Year Ended December 31, 2011		Period From Inception Through December 31, 2010
(in thousands)	Successor		Predecessor		Predecessor		Predecessor

Reconciliation of EBITDA to net income (loss):

Net income (loss)	$18,508	$	25,020	$	9,280	$	(26)

Depreciation and depletion expense	863		1,089		449		-

Income tax expense	-		-		-		-

Interest expense	263		3,240		1,893		-

EBITDA	$19,634	$	29,349	$	11,622	$	(26)

Production Costs

We define production costs as costs of goods sold, excluding depreciation and depletion. We believe production costs is a meaningful measure because it provides a measure of operating performance that is unaffected by historical cost basis. The GAAP measure most directly comparable to production costs is costs of goods sold. Our non-GAAP financial measure of production costs should not be considered as an alternative to GAAP costs of goods sold. Production costs has important limitations as an analytical tool because it excludes some but not all items that affect costs of goods sold. You should not consider production costs in isolation or as a substitute for analysis of our results as reported under GAAP. Because production costs may be defined differently by other companies in our industry, our definition of production costs may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

[57]

The following table presents a reconciliation of production costs to the most directly comparable GAAP financial measure, on a historical basis and pro forma basis, as applicable, for each of the periods indicated.

		Period From August 16 Through December 31, 2012		Period From January 1 Through August 15, 2012		Year Ended December 31, 2011		Period From Inception Through December 31, 2010
(in thousands, except per ton amounts)		Successor		Predecessor		Predecessor		Predecessor
Reconciliation of production costs to costs of goods sold:
Costs of goods sold	$	7,145	$	13,336	$	6,447	$	-
Depreciation and depletion expense		(863)		(1,089)		(449)		-

Production costs	$	6,282	$	12,247	$	5,998	$	-

Costs of goods sold per ton	$	16.25	$	18.36	$	19.38

Production costs per ton	$	14.29	$	16.86	$	18.03

Distributable Cash Flow

We use distributable cash flow to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders. We define distributable cash flow as EBITDA less cash paid for interest expense and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations. Distributable cash flow does not reflect changes in working capital balances. Distributable cash flow is a supplemental measure used to measure the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions to our unitholders.

The following table presents a reconciliation of EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated.

		Period From August 16 Through December 31, 2012		Period From January 1 Through August 15, 2012		Year Ended December 31, 2011		Period From Inception Through December 31, 2010
(in thousands)		Successor		Predecessor		Predecessor		Predecessor
Reconciliation of distributable cash flow to net income (loss):

Net income (loss)		18,508		25,020		9,280		(26)

Depreciation and depletion expense		863		1,089		449		-

Income tax expense		-		-		-		-

Interest expense		263		3,240		1,893		-

EBITDA	$	19,634	$	29,349	$	11,622	$	(26)

Less: Cash interest paid		(136)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (1)		(593)
Add: Accretion of asset retirement obligation		56

Distributable cash flow (2)	$	18,961

(1)

Maintenance and replacement capital expenditures, including accrual for reserve replacement, were determined based on an estimated reserve replacement cost of $1.35 per ton sold during the period from August 16 through December 31, 2012. Such expenditures include those associated with the replacement of equipment and sand reserves, to the extent that such expenditures are made to maintain our long-term operating capacity. The amount presented does not represent an actual reserve account or requirement to spend the capital.

(2)

Consistent with our intention to pay a prorated distribution for the period from the completion of our initial public offering on August 16, 2012 through December 31, 2012, this represents distributable cash flow for the same period. As such, it does not reflect the amount of cash flow that would have been available for distribution over an entire fiscal year.

[58]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our historical performance and financial condition together with Part II, Item 6, “Selected Financial Data,” the description of the business appearing in Part 1, Item 1, “Business,” and the consolidated financial statements and the related notes in Part II, Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Item 1A, “Risk Factors” and under “Forward-Looking Statements.” All amounts are presented in thousands except, acreage, tonnage and per unit data, or where otherwise noted.

Overview

We are a pure play, low-cost, domestic producer of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all API specifications. We own, operate and develop sand reserves and related excavation and processing facilities and will seek to acquire or develop additional facilities. Our 651-acre facility with integrated rail infrastructure, located near Wyeville, Wisconsin, enables us to process and cost-effectively deliver approximately 1,600,000 tons of frac sand per year. We also own a preferred interest in our sponsor’s 1,187 acre-facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin, which enables our sponsor to process and cost-effectively deliver a further 1,600,000 tons of frac sand per year. Substantially all of our frac sand production is sold to leading pressure pumping service providers under long-term, take-or-pay contracts that require our customers to pay a specified price for a specified volume of frac sand each month.

In May 2012, Operating, our subsidiary, entered into a supply agreement for frac sand with Baker Hughes. On September 19, 2012, Baker Hughes provided notice that it was terminating the contract. We engaged in discussions with Baker Hughes after receiving the notice, but were unable to reach a mutually satisfactory resolution of the matter. We believe that Baker Hughes’ termination was wrongful and a direct effort to circumvent its binding purchase obligations under the supply agreement. On November 12, 2012, Operating formally terminated the supply agreement and filed suit in the State District Court of Harris County, Texas against Baker Hughes seeking damages for Baker Hughes’ prior wrongful termination of the supply agreement. We intend to vigorously enforce our rights under the supply agreement against Baker Hughes. We cannot provide assurance, however, as to the outcome of this lawsuit. We are in active discussions with existing and new customers to replace the volumes previously allocated to Baker Hughes under the terminated supply agreement.

In connection with our initial public offering and our sponsor’s contribution of the Wyeville facility and operations, we entered into the following agreements:

Services Agreement: Effective August 16, 2012, we entered into a services agreement (the “Services Agreement”) with Hi-Crush Services LLC (“Hi-Crush Services”), pursuant to which Hi-Crush Services provides certain management and administrative services to our general partner in connection with operating our business. Under this agreement, we reimburse Hi-Crush Services, on a monthly basis, for the allocable expenses that it incurs in its performance of the specified services. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expenses for individuals and entities that perform services for us or on our behalf. In addition, effective August 16, 2012, we entered into an agreement with our sponsor, pursuant to which the sponsor provides maintenance and capital spares to us in connection with the ongoing maintenance of our Wyeville facility. Our sponsor will bill us for the approximate cost of such items.

[59]

Omnibus Agreement: On August 20, 2012, we entered into an omnibus agreement with our general partner and our sponsor. Pursuant to the terms of this agreement, our sponsor will indemnify us and our subsidiaries for certain liabilities over specified periods of time, including but not limited to certain liabilities relating to (a) environmental matters pertaining to the period prior to our initial public offering and the contribution of the Wyeville assets from our sponsor, provided that such indemnity is capped at $7,500 in aggregate, (b) federal, state and local tax liabilities pertaining to the period prior to our initial public offering and the contribution of the Wyeville assets from our sponsor, (c) inadequate permits or licenses related to the contributed assets, and (d) any losses, costs or damages incurred by us that are attributable to our sponsor’s ownership and operation of such assets prior to our initial public offering and our sponsor’s contribution of such assets. In addition, we have agreed to indemnify our sponsor from any losses, costs or damages it incurs that are attributable to our ownership and operation of the contributed assets following the closing of the initial public offering, subject to similar limitations as on our sponsor’s indemnity obligations to us.

The omnibus agreement provided that we would assign to our sponsor all of our rights and obligations under our long-term take-or-pay contract with one customer on May 1, 2013, and our sponsor would have been obligated to accept such assignment and assume our obligations under such contract. On January 31, 2013, in connection with our agreement with our sponsor to acquire a preferred interest in Augusta, the entity that owns our sponsor’s Augusta raw frac sand processing facility, the take-or-pay contract that was subject to the May 1, 2013 assignment will no longer be assigned. As such, the contract will remain with us and continue to be fulfilled by the Wyeville facility for the remainder of its term.

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

On January 31, 2013, we entered into an agreement with our sponsor to acquire an interest in Hi-Crush Augusta LLC, the entity that owns our sponsor’s Augusta raw frac sand processing facility, for $37,500 in cash and 3.75 million Class B Units in the Partnership. Our sponsor will not receive distributions on the Class B Units unless certain thresholds are met and until they convert into common units. The preferred interest in Augusta entitles us to a preferred distribution of $3.75 million per quarter, or $15.0 million annually.

Basis of Presentation

The following discussion of our historical performance and financial condition is derived from the historical financial statements of our sponsor, Hi-Crush Proppants LLC, which is our accounting predecessor for financial reporting purposes through August 15, 2012. On August 16, 2012, our sponsor contributed some but not all of its assets and liabilities to us in connection with our initial public offering. Accordingly, the historical financial results through August 15, 2012 discussed below include capital expenditures and other costs related to assets that were not contributed to us in connection with our initial public offering as well as long-term debt and related expenses that were retained by our sponsor following the completion of our initial public offering.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows, are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•

Our Wyeville facility did not generate sales until we commenced operations in July 2011. Our first shipment of frac sand to a customer from our Wyeville facility occurred on July 21, 2011. Accordingly, our financial statements for the two-month period ended December 31, 2010 reflect neither revenues nor costs of operations, and the financial statements for the year ended December 31, 2011 reflect operations only from July 21, 2011 through the end of the year.

•	We completed an expansion of our Wyeville facility in March 2012. In March 2012, we completed an expansion of our Wyeville facility that increased processing capacity from 950,000 to approximately

[60]

1,600,000 tons per year. In connection with that expansion, we increased our annual contracted volumes from 730,000 tons to 1,160,000 tons, or approximately 73% of our expanded processing capacity for 2013.

•

Our historical financial results include certain capital expenditures and other costs related to assets outside of our Wyeville facility, which were not contributed to us by our sponsor in connection with our IPO. For the year ended December 31, 2011 and the period from January 1, 2012 through August 15, 2012, we had capital expenditures that related to the acquisition, development and construction of property, plant and equipment at sites other than our Wyeville facility, which were not contributed to us in connection with our IPO, of approximately $1.7 million and $71.1 million, respectively. In addition, for the year ended December 31, 2011 and the period from January 1, 2012 through August 15, 2012, our sponsor incurred operating expenses, consisting of general and administrative expenses and exploration costs, in connection with these non-Wyeville operations of $1.0 million and $2.9 million, respectively.

•

Our historical financial results include long-term debt and related expenses that were not contributed to us by our sponsor in connection with the IPO. Our sponsor had indebtedness outstanding under various subordinated promissory notes and a senior secured revolving credit facility, all of which were retained by our sponsor following the completion of the IPO. For the year ended December 31, 2011 and the period from January 1, 2012 through August 15, 2012, our sponsor incurred interest expense related to the subordinated promissory notes and senior secured credit facility of $1.9 million and $3.8 million, respectively. We did not have any indebtedness outstanding as of the closing of the IPO.

•

We terminated certain royalty agreements in July 2012, which resulted in a reduction in our royalty costs. Effective July 2012, we terminated certain royalty agreements for a one-time cash payment of $14.0 million. The termination of these royalty agreements resulted in a reduction in our ongoing royalty costs from $6.15 per ton of sand excavated, delivered and paid for to $2.50 per ton of sand excavated, delivered and paid for at our Wyeville facility. If we produce and sell 1,450,000 tons of frac sand annually, we would expect the reduction in our royalty costs due to the termination of these agreements will be $5.3 million per year.

•

We currently incur additional general and administrative expenses as a publicly traded partnership. We have incurred incremental expenses as a publicly traded entity since our initial public offering and anticipate that such incremental expenses will be approximately $2.1 million on an annual basis. These expenses associated with compliance under the Exchange Act, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. These incremental expenses exclude the costs incurred by our sponsor during the IPO process, as well as the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal control reviews and testing.

•

We are incurring additional general and administrative expenses as a result of our recent expansion. We are incurring additional general and administrative expenses to support our recent expansion, including management level positions in operations, human resources, legal, accounting and reporting, as well as license fees associated with upgraded accounting and reporting software. We expect these incremental growth associated expenses to gradually increase over time as we hire additional personnel.

Unless otherwise indicated, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Hi-Crush Partners LP,” “we,” “our,” “us” or like terms when used in a historical context through August 15, 2012 refer to the business and results of operations of Hi-Crush Proppants LLC, our sponsor and accounting predecessor. Otherwise, those terms refer to Hi-Crush Partners LP and its subsidiaries following its initial public offering and formation transaction on August 16, 2012, as described in the “Overview” section.

[61]

Our Assets and Operations

We own and operate the Wyeville facility, which is located in Monroe County, Wisconsin and, as of December 31, 2012, contained 53.9 million tons of proven recoverable saleable sand reserves. We also own a preferred interest in our sponsor’s Augusta facility, which is located in Eau Claire County, Wisconsin and, as of December 31, 2012, contained 48.4 million tons of proven sand reserves. According to John T. Boyd, our proven reserves at the Wyeville facility consist of coarse grade Northern White sand exceeding API specifications. Analysis of our sand at the Wyeville Facility by independent third-party testing companies indicates that it demonstrates characteristics exceeding of API specifications with regard to crush strength, turbidity and roundness and sphericity.

We acquired the Wyeville acreage and commenced construction of the Wyeville facility in January 2011. We completed construction of the Wyeville facility and commenced sand excavation and processing in June 2011 with an initial plant processing capacity of 950,000 tons per year, and customer shipments were initiated in July 2011. As of December 31, 2011, we had 730,000 tons per year subject to existing long-term take or pay contracts. We completed an expansion in March 2012 that increased our annual expected processing capacity to approximately 1,600,000 tons per year and supported the expansion by signing contracts that had increased annual contracted volumes to 1,160,000 through 2013.

From the Wyeville in-service date to December 31, 2012, we processed and sold 1,494,548 tons of frac sand. As of December 31, 2012 we had contracted 1,160,000 tons, approximately 73% of our capacity for 2013. These contracts had a weighted average remaining life of 3.1 years as of December 31, 2012. Assuming production of 1,450,000 tons per year and based on a reserve report prepared by John T. Boyd, our Wyeville facility has an implied 37-year reserve life as of December 31, 2012. The percentage of capacity calculation includes the impact of retaining shipment volumes under one customer contract that was previously scheduled to be assigned to our sponsor in May 2013. During the first quarter of 2013, we initiated spot sales to a new customer, the impact of which is not included in the 2013 percentage of capacity calculated above.

How We Generate Revenue

We generate revenue by excavating and processing frac sand, which we sell to our customers primarily under fixed price take-or-pay contracts, with current terms expiring between 2014 and 2016. During the period from July 21, 2011 through April 30, 2012, we delivered frac sand under such contracts to two customers. Beginning in May 2012, we commenced shipments to two additional customers under similar contracts, one of which was terminated on November 12, 2012, as described in the “Overview” section. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product, the price per ton and liquidated damages in the event either we or the customer fails to meet minimum requirements. Prices in our current contracts are fixed for the entire term of the contracts. As a result, our revenue over the duration of these contracts may not follow broader industry pricing trends. Occasionally, if we have excess production and market conditions are favorable, we may elect to sell frac sand in spot market transactions.

Due to sustained freezing temperatures in our area of operation during winter months, it is industry practice to halt excavation activities and operation of the wet plant during those months. As a result, we excavate and wash sand in excess of current delivery requirements during the months when those facilities are operational. This excess sand is placed in stockpiles that feed the dry plant and fill customer orders throughout the year.

Costs of Conducting Our Business

The principal expenses involved in operating our business are excavation costs, labor, utilities, maintenance and royalties.

We have a contract with a third party to excavate raw frac sand, deliver the raw frac sand to our processing facility and move the sand from our wet plant to our dry plant. We pay a fixed price per ton excavated and

[62]

delivered without regard to the amount of sand excavated that meets API specifications. Accordingly, we incur excavation costs with respect to the excavation of sand and other materials from which we ultimately do not derive revenue (rejected materials), and for sand which is still to be processed through the dry plant and not yet sold. However, the ratio of rejected materials to total amounts excavated has been, and we believe will continue to be, in line with our expectations, given the extensive core sampling and other testing we undertook at the Wyeville facility.

Labor costs associated with employees at our processing facility represent the most significant cost of converting raw frac sand to finished product. We incur utility costs in connection with the operation of our processing facility, primarily electricity and natural gas, which are both susceptible to fluctuations. Our facilities require periodic scheduled maintenance to ensure efficient operation and to minimize downtime. Excavation, direct and indirect labor, utilities and maintenance costs are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold.

We initially paid royalties to third parties at our Wyeville facility at an aggregate rate of $6.15 per ton of sand excavated, delivered at our on-site rail facility and paid for by our customers. Effective July 2012, we terminated certain royalty agreements for a one-time cash payment of $14.0 million, which has reduced our ongoing royalty costs from $6.15 to $2.50 per ton of sand excavated, delivered and paid for.

Each customer takes delivery of purchased product when it is loaded on rail cars at our facility. As a result we generally do not incur shipping expenses.

We incur general and administrative costs related to our corporate operations. Under our partnership agreement and the services agreement with our sponsor and our general partner, our sponsor has discretion to determine, in good faith, the proper allocation of costs and expenses to us for its services, including expenses incurred by our general partner and its affiliates on our behalf. Our sponsor currently intends to allocate its general and administrative costs proportionately based on tonnage shipped from applicable facilities and operations that are provided for the services underlying such costs. However, since our Wyeville operations contributed the only meaningful shipments to date, the allocation of such costs for the period from August 16, through December 31, 2012, subsequent to our initial public offering was based on management’s best estimate of time and effort spent on the respective operations and facilities. Under these agreements, we reimburse our sponsor for all direct and indirect costs incurred on our behalf.

How We Evaluate Our Operations

Gross Profit and Production Costs

Price per ton excavated is fixed, and royalties are generally fixed based on tons excavated, delivered and paid for. Considering this largely fixed cost base, coupled with the fact that approximately 73% of our processing capacity at Wyeville is contracted for sale under long-term, take-or-pay contracts with our customers for 2013, our gross profit will largely be affected by our ability to control other direct and indirect costs associated with processing frac sand. We also use production costs, which we define as costs of goods sold, excluding depreciation and depletion to measure our financial performance. We believe production costs is a meaningful measure because it provides a measure of operating performance that is unaffected by historical cost basis. Please read “Selected Financial Data—Non-GAAP Financial Measures.”

As a result, production volumes, costs of goods sold per ton, production costs per ton and gross profit are key metrics used by management to evaluate our results of operations.

EBITDA and Distributable Cash Flow

We view EBITDA as an important indicator of performance. We define EBITDA as net income plus depreciation and depletion and interest and debt expense, net of interest income. Although our sponsor had not historically quantified distributable cash flow, effective with the date on which the Wyeville net assets were contributed by

[63]

us by our sponsor, we use distributable cash flow, to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders. We define distributable cash flow as EBITDA less cash paid for interest expense and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations. Distributable cash flow will not reflect changes in working capital balances. EBITDA is a supplemental measure utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis. Distributable cash flow is a supplemental measure used to measure the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions to our unitholders. Please read “Selected Financial Data—Non-GAAP Financial Measures.”

Note Regarding Non-GAAP Financial Measures

Production costs, EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Costs of goods sold is the GAAP measure most directly comparable to production costs, net income is the GAAP measure most directly comparable to EBITDA and the GAAP measure most directly comparable to distributable cash flow is net cash provided by operating activities. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider production costs, EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Because production costs, EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. Please read “Selected Financial Data—Non-GAAP Financial Measures.”

Results of Operations

Predecessor and Successor Combined

For purposes of discussing trends and providing comparative information for complete historical periods, we have combined our results with the historical results of our predecessor for the period from January 1 to August 15, 2012. The following combined condensed consolidated financial information reflects the combination of the predecessor and successor results of operations. No adjustments have been made to give effect to adjustments for assets and liabilities that were retained by the Predecessor and the corresponding pro-forma impact on the Statement of Operations. The combined condensed consolidated financial information is not necessarily indicative of the results that actually would have occurred if we had completed the contribution prior to the periods being presented or that could be achieved in the future.

[64]

The following table summarizes our revenue and expenses for the periods indicated (in thousands).

		Period From		Period From		Year		Year		Period From
		August 16 Through December 31, 2012		January 1 Through August 15, 2012		Ended December 31, 2012		Ended December 31, 2011		Inception Through December 31, 2010
		Successor		Predecessor		Combined		Predecessor		Predecessor
Statement of Operations Data:

Revenues	$	28,858	$	46,776	$	75,634	$	20,353	$	-

Production costs (1)		6,282		12,247		18,529		5,998		-

Depreciation and depletion		863		1,089		1,952		449		-

Cost of goods sold		7,145		13,336		20,481		6,447		-

Gross profit (2)		21,713		33,440		55,153		13,906		-

Operating costs and expenses:
General and administrative		2,795		4,631		7,426		2,324		26
Exploration expense		91		539		630		381		-
Accretion of asset retirement obligation		56		16		72		28		-

Income from operations		18,771		28,254		47,025		11,173		(26)

Other (income) expense:

Other income		-		(6)		(6)		-		-

Interest expense		263		3,240		3,503		1,893		-

Net income	$	18,508	$	25,020	$	43,528	$	9,280	$	(26)

(1)	Production costs is defined as costs of goods sold, excluding depreciation and depletion. For more information, please read “Selected Financial Data- Non-GAAP Financial Measures.”
(2)	Gross profit equals revenues less costs of goods sold (including depreciation and depletion).

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

We were formed in October 2010 and commenced construction of our Wyeville facility in January 2011. We completed construction of our Wyeville facility in June 2011 and began selling sand to our customers in July 2011. Our historical financial statements for the year ended December 31, 2011 reflect operations from July 2011 through December 31, 2011 and general and administrative expenses for the entire year.

Successor - Period from August 16 to December 31, 2012

Revenue was $28,858 for the period from August 16 to December 31, 2012, during which we sold 439,604 tons of frac sand under four long-term, take-or-pay contracts, one of which was terminated on November 12, 2012. Production costs were $6,282, or $14.29 per ton sold, and gross profit was $21,713. Net income was $18,508 for the period from August 16 to December 31, 2012.

Predecessor – Period from January 1 to August 15, 2012

Revenue was $46,776 for the period from January 1, 2012 to August 15, 2012, during which we sold 726,213 tons of frac sand under four long-term, take-or-pay contracts, two of which commenced in May 2012. Production costs were $12,247, or $16.86 per ton sold, and gross profit was $33,440. Due to the nature of the fixed price, take-or-pay contracts with our customers, gross profit is primarily affected by royalties and the cost to excavate and process sand. Production costs per ton were impacted by the reduced royalty rate per ton resulting from the

[65]

July 2012 buyout of certain royalty agreements, as well as the full impact of enhanced production efficiencies derived from the Wyeville plant expansion, completed in March 2012. General and administrative expenses were $4,631, including certain expenses incurred by our sponsor, such as legal and professional fees and payroll and related costs associated with the preparation for, or in connection with, our initial public offering. Interest expense was $3,240 related to our sponsor’s debt, all of which was retained by our sponsor following the initial public offering. Net income was $25,020 for the period from January 1, 2012 to August 15, 2012.

Predecessor – Year Ended December 31, 2011

Revenue was $20,353 for the year ended December 31, 2011, during which we sold 332,593 tons of frac sand subsequent to the commencement of operations at the Wyeville facility in late July 2011. Production costs were $5,998, or $18.03 per ton sold, and gross profit was $13,906. Production costs per ton reflect the operating costs and cost of production subsequent to the commencement of operations at the Wyeville facility in July 2011 and the higher royalty rate per ton sold. General and administrative expenses were $2,324 reflecting the cost structure of a private company. Interest expense was $1,893 related to our sponsor’s debt, all of which was retained by our sponsor following the initial public offering. Net income was $9,280 for the year ended December 31, 2011.

Predecessor – Period from Inception Through December 31, 2010

We were formed in October 2010 and commenced construction of our Wyeville facility in February 2011. Our historical financial statements for the two months ended December 31, 2010 reflect only start-up activities, as we had no operations during such period.

Predecessor and Successor – Combined Year Ended December 31, 2012 Compared to Predecessor Year Ended December 31, 2011

Revenue

Revenue was $75,634 for the year ended December 31, 2012, during which we sold 1,165,817 tons of frac sand under four long-term, take-or-pay contracts, two of which commenced in May 2012, and one of which was terminated on November 12, 2012. Revenue was $20,353 for the year ended December 31, 2011, during which we sold 332,593 tons of frac sand under two long-term, take-or-pay contracts.

Production Costs

Production costs were $18,529, or $15.89 per ton sold, for the year ended December 31, 2012. Production costs were $5,998, or $18.03 per ton sold, for the year ended December 31, 2011. The decrease in production costs per ton was a result of the reduced royalty rate per ton derived from the July 2012 buyout of certain royalty agreements, as well as the enhanced production efficiencies derived from the Wyeville plant expansion, which was completed during the first quarter of 2012. The GAAP measure most directly comparable to production costs is costs of goods sold, which was $20,481, or $17.57 per ton sold, for the year ended December 31, 2012. Cost of goods sold was $6,447, or $19.38 per ton sold, for the year ended December 31, 2011. The following provides a summary of the impact that the various components of production costs had on the overall increase in such costs, generally due to the increase in tons sold, from the year ended December 31, 2011 to the year ended December 31, 2012.

For the years ended December 31, 2012 and 2011, we incurred $5,738 and $2,502 of excavation costs, respectively. The increase in excavation costs incurred is due to the increase in tons sold.

We incurred labor costs of $4,023 for the year ended December 31, 2012 and $1,696 for the year ended December 31, 2011 reflecting the increased number of employees after the expansion of the plant in March 2012 and the longer period of operations in 2012.

We incurred utility costs of $1,935 for the year ended December 31, 2012 compared to $639 for the year ended December 31, 2011. Our maintenance costs were $1,132 for the year ended December 31, 2012 compared to $308 for the year ended December 31, 2011, both of which reflect the longer period of operations in 2012.

[66]

We incurred royalties of $4,743 and $2,045 for the year ended December 31, 2012 and 2011, respectively. The increase in royalties is primarily due to the increase in tons sold, partially offset by a decrease in royalty rates from July to December 2012, as a result of the July 2012 buyout of certain royalty agreements.

Gross Profit

Gross profit equals revenues less costs of goods sold and was $55,153 for the year ended December 31, 2012. Gross profit was $13,906 for the year ended December 31, 2011. Due to the nature of the fixed price, take-or-pay contracts with our customers, gross profit is primarily affected by royalties and the costs to excavate and process sand. Our cost per ton excavated is fixed, with the exception of a fuel surcharge based on the price of diesel fuel. We incurred no surcharge during the year ended December 31, 2012 or 2011. The increase in gross profit was due primarily to the increase in tons sold, increased depreciation and depletion due to the longer period of time over which excavation and plant operations took place, reduced royalty rate per ton, and enhanced production efficiencies derived from the Wyeville plant expansion, completed in March 2012. Efficiencies included capturing certain grades of sand for sale that had previously been included in reject material, resulting in increased product yield and lower excavation costs per ton sold in 2012.

General and Administrative Expenses

General and administrative expenses increased $5,102 to $7,426 for the year ended December 31, 2012 from $2,324 for the year ended December 31, 2011. We were in a start-up phase for a portion of the year ended December 31, 2011 and did not incur the level of general and administrative expenses required to support an operating company. In addition to the impact from the ramp-up of our operations, these incremental general and administrative expenses were primarily driven by higher legal and other professional fees, along with higher payroll and related costs. Such costs were largely incurred in preparation for, or in connection with, our initial public offering.

Interest Expense

Interest expense of $3,503 during 2012 includes $3,240 of interest on our sponsor’s secured credit facility, paid-in-kind interest under our sponsor’s subordinated promissory notes and amortization of deferred financing costs. Such debt was not contributed to the partnership on August 16, 2012. The remaining $263 in interest expense in the 2012 period was incurred as commitment fees and issuance costs under our new four-year $100,000 revolving credit facility. The interest expense of $1,893 for the year ended 2011 was related to our sponsor’s debt, all of which was retained by our sponsor following our initial public offering.

Net Income

Net income was $43,528 for the year ended December 31, 2012 compared to net income of $9,280 for the year ended December 31, 2011.

Predecessor – Year Ended December 31, 2011 Compared to Predecessor Period from Inception to December 31, 2010

We were formed in October 2010 and commenced construction of our Wyeville facility in February 2011. Our historical financial statements for the period from inception to December 31, 2010 reflect only start-up activities, as we had no operations during such period. Given the limited nature of our activities during the period from inception to December 31, 2010, we do not believe that we can provide a meaningful comparative analysis of such period against any comparable period in 2011. Accordingly, we have not provided such a comparison.

Liquidity and Capital Resources

Overview

The principal liquidity requirements of our sponsor, as predecessor, were to fund capital expenditures for the purchase of the Wyeville land, construction and expansion of the related sand processing facility, construction of

[67]

railway spurs and to meet working capital needs. Our sponsor met its liquidity needs with a combination of funds generated through operations, proceeds from long-term indebtedness and prepayments under one of its long-term sales contracts.

We expect our principal sources of liquidity will be cash generated by our operations and quarterly distributions received from our preferred investment in Augusta (effective January 2013), supplemented by borrowings under our $100,000 four-year revolving credit facility, as necessary. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of December 31, 2012, our sources of liquidity consisted of $10,498 of available cash and $98,500 pursuant to available borrowings under our revolving credit facility ($100,000, net of $1,500 letter of credit commitments). On January 31, 2013, in connection with our acquisition of a preferred interest in Augusta, we drew $38,250 under our revolving credit facility. We may increase the revolving credit facility up to $200,000 using the credit facility’s accordion feature, subject to additional commitments from existing or new banks. In addition, our general partner is authorized to issue an unlimited number of additional units without the approval of existing limited partner unitholders.

We expect that our future principal uses of cash will be for working capital, making distributions to our unitholders, capital expenditures and funding any debt service obligations. On January 17, 2013, our general partner’s board of directors declared a cash distribution for the fourth quarter of 2012 of $0.4750 per common and subordinated unit. This represented the second distribution declared by us and corresponds to the minimum quarterly distribution of $0.4750 per unit, or $1.90 on an annualized basis. This distribution was paid on February 15, 2013 to all unitholders of record on February 1, 2013. On a going-forward basis, we intend to pay a minimum quarterly distribution of $0.4750 per common and subordinated unit per quarter, which equates to approximately $12,958 per quarter, or $51,833 per year, based on the number of common and subordinated units outstanding, to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal or contractual obligation to pay this distribution.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of December 31, 2012, we had a positive working capital balance of $22,799, as compared to a balance of $2,780 at December 31, 2011.

The following table summarizes our working capital as of the dates indicated.

	December 31, 2012	December 31, 2011
	(Successor)	(Predecessor)
Current assets:
Cash and restricted cash	$10,498	$11,084
Accounts receivable	8,199	4,026
Inventories	3,541	2,374
Due from sponsor	5,615	-
Prepaid expenses and other current assets	393	294

Total current assets	28,246	17,778

Current liabilities:
Accounts payable	1,977	4,954
Accrued liabilities	1,755	866
Deferred revenue	1,715	9,178

Total current liabilities	5,447	14,998

Working capital	$22,799	$2,780

[68]

Accounts receivable as of December 31, 2012 increased by $4,173 compared to December 31, 2011, primarily due to the increase in frac sand volumes attributable to the March 2012 Wyeville plant expansion. Following that expansion, we began shipping to two additional customers in May 2012. Substantially all of the incremental frac sand volume was sold to customers who do not prepay for deliveries.

Our inventory consists primarily of sand that has been excavated and processed through the wet plant. Because we do not excavate sand or operate the wet plant in the winter months, we excavate and process sand through the wet plant in excess of current needs throughout the non-winter months. The March 2012 expansion and related incremental contracted volumes required a larger stockpile for the winter months, resulting in the increase in inventory from December 31, 2011 to December 31, 2012.

At December 31, 2012, we had an amount due from our sponsor related to our payment of certain liabilities on its behalf. The subject liabilities were primarily comprised of certain accounts payable that were paid related to the Augusta construction project. Our sponsor is expected to reimburse us for the remaining outstanding balances during fiscal 2013, as cash flow is generated from its Augusta facility. Such reimbursements are separate and distinct from the quarterly distributions payable to the Partnership as a result of its preferred equity investment in Augusta.

Accounts payable and accrued liabilities decreased by $2,087 during the year ended December 31, 2012, primarily due to a decrease in outstanding plant expansion costs coupled with decreased royalties payable following our buyout of certain royalties July 2012.

Deferred revenue represents prepayments from a customer for future deliveries of frac sand. We received a prepayment of $16,500 from one customer in the year ended December 31, 2011. We recognized approximately $7,300 and $9,200 of revenue related to this prepayment as we shipped sand in the years ended December 31, 2011 and 2012, respectively. In July 2012, we received another prepayment of $8,250 from our customer. Since the date on which we received the payment, we have recognized approximately $6,535 of revenue related to this customer’s prepayment, resulting in a deferred revenue balance of $1,715 at December 31, 2012.

There was a net increase of $9,178 in deferred revenue in the year ended December 31, 2011, and subsequent net decrease of $7,463 during the year ended December 31, 2012, representing a significant portion of the difference between operating income and net cash provided by operating activities in each of the respective periods.

		Period From		Period From		Year		Year		Period From
		August 16 Through December 31, 2012		January 1 Through August 15, 2012		Ended December 31, 2012		Ended December 31, 2011		Inception Through December 31, 2010
		Successor		Predecessor		Combined		Predecessor		Predecessor

Net cash provided by (used in):

Operating activities	$	18,384	$	16,660	$	35,044	$	18,788	$	(14)

Investing activities		(2,239)		(80,045)		(82,284)		(50,199)		(322)

Financing activities		(7,631)		61,048		53,416		42,465		336

Cash Flows – Successor Period from August 16 through December 31, 2012

During the period, we generated $18,384 of cash flows from operations and received a $4,606 cash contribution from our sponsor. These funds were used to pay for $2,239 of investing activities, make $6,479 of distributions, expend $5,615 of net affiliate financing activities and pay $144 in loan origination costs. Excess cash generated during the period of $8,513 was retained by us.

Cash Flows – Predecessor Period from January 1 through August 15, 2012

During the period, the Predecessor generated $16,660 of cash flows from operations and $61,048 from financing activities. The financings included borrowings under our sponsor’s secured credit facility and the subordinated

[69]

promissory notes. These funds, along with a portion of the beginning cash on hand, were used to pay for $80,045 of capital expenditures, which primarily related to the construction of the Augusta plant and expansion of the Wyeville plant.

Cash Flows – Predecessor Year Ended December 31, 2011

During the period, the Predecessor generated $18,788 of cash flows from operations and $42,465 from financing activities. The financings included borrowings under the sponsor’s subordinated promissory notes. These funds were primarily used to pay for $50,199 of capital expenditures related to the construction of the Wyeville plant. Remaining cash of $11,054 was retained by the Predecessor.

Cash Flows – Predecessor Period from Inception through December 31, 2010

During the period, the Predecessor utilized $336 of capital contributions to fund $14 of operating expenditures and $322 of investing activities. No cash remained on hand at year end.

Predecessor and Successor – Combined Year Ended December 31, 2012 Compared to Predecessor Year Ended December 31, 2011

Operating Activities

Net cash provided by operating activities was $35,044 and $18,788 for the years ended December 31, 2012 and 2011, respectively. Operating cash flows include $75,634 and $20,353 in net earnings generated from the sale of frac sand to our customers during the years ended December 31, 2012 and 2011, respectively. The net earnings in each period were offset by production costs, general and administrative expenses and cash interest expense, adjusted for changes in working capital

Investing Activities

Net cash used in investing activities was $82,284 for the year ended December 31, 2012 and consisted primarily of acquisition, construction and development of our sponsor’s Augusta facility and the completion of the expansion of our Wyeville facility. The Augusta facility was retained by our sponsor following our initial public offering and on January 31, 2013, we acquired a preferred interest in Augusta. For more information, please read “Item 1 Business – Acquisition of Preferred Interest in Augusta Facility.” Net cash used in investing activities was $50,199 for the year ended December 31, 2011 and consisted primarily of costs associated with the initial acquisition, construction and development of our Wyeville facility.

Financing Activities

Net cash provided by financing activities was $53,416 for the year ended December 31, 2012, which included a $4,606 capital contribution from our sponsor along with additional borrowings under our sponsor’s various debt arrangements, including approximately $23,500 under its subordinated promissory notes, and $40,000 under the sponsor secured credit facility. These borrowings were offset by our payments of $5,615 of net affiliate accounts payable during the period from August 16 through December 31, 2012, which will be repaid by our sponsor during fiscal 2013, a $1,250 repayment of borrowings under our sponsor’s secured credit facility, $1,462 of loan origination costs incurred by our sponsor, $225 of predecessor owner distributions and $6,479 of successor distributions.

Net cash provided by financing activities was $42,465 for the year ended December 31, 2011, which included $48,692 of proceeds and $5,000 of repayments under our sponsor’s subordinated promissory notes. In addition, our predecessor received capital contributions of $697 and incurred loan origination costs of $1,924.

Our sponsor retained each of its existing debt arrangements referred to in the above discussion. We did not have any borrowings under our new revolving credit facility following our initial public offering.

[70]

Predecessor–Year Ended December 31, 2011 Compared to Predecessor Period from Inception to December 31, 2010

We were formed in October 2010 and commenced construction of our Wyeville facility in February 2011. Our historical financial statements for the period from inception to December 31, 2010 reflect only start-up activities, as we had no operations during such period. Given the limited nature of our activities during the period from inception to December 31, 2010, we do not believe that we can provide a meaningful comparative analysis of such period against any comparable period in 2011. Accordingly, we have not provided such a comparison.

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

Revolving Credit Facility

We have a four-year $100,000 senior secured revolving credit facility. The credit facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Our credit facility has an accordion feature that allows us to increase the available revolving borrowings under the facility up to an aggregate amount of $200,000, subject to our receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. Borrowings under our revolving credit facility are secured by substantially all of our assets. As of December 31, 2012, we have no indebtedness and $98,500 of undrawn borrowing capacity ($100,000, net of $1,500 letter of credit commitments) under our $100,000 revolving credit facility. On January 31, 2013, in connection with our acquisition of a preferred equity interest in Hi-Crush Augusta LLC, we drew $38,250 under our revolving credit facility.

Customer Concentration

For the combined year ended December 31, 2012, sales to Halliburton, Weatherford, FTS International and Baker Hughes accounted for greater than 10% of our total revenues, respectively. For the predecessor year ended December 31, 2011, sales to Halliburton and Weatherford accounted for greater than 10% of our total revenues, respectively.

Contractual Obligations

The following table presents our contractual obligations and other commitments as of December 31, 2012:

	Total		Less than 1 year		1-3 years		3-5 years		More than 5 years
Contractual Obligations
Asset retirement obligations (1)	$1,555	$	-	$	-	$	-	$	1,555

Total	$1,555	$	-	$	-	$	-	$	1,555

(1)	The asset retirement obligation represents the fair value of the post closure reclamation and site restoration commitments for the Wyeville property and processing facility.

[71]

On January 31, 2013, in connection with our acquisition of a preferred equity interest in Hi-Crush Augusta LLC, we drew $38,250 under our revolving credit facility. The outstanding principal on this balance matures in August 2016.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

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

New and Revised Financial Accounting Standards

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our election to “opt-out” of the extended transition period is irrevocable.

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

Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, and that we believe are critical to the understanding of our operations.

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

[72]

The Partnership sells its products primarily under long-term take-or-pay supply agreements, the current terms of which expire between 2014 and 2016. These agreements were originally entered into by the sponsor, and were assigned to the Partnership in connection with the Contribution. The take-or-pay agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase.

Asset Retirement Obligation

We estimate the future cost of dismantling, restoring and reclaiming operating excavation sites and related facilities in accordance with federal, state and local regulatory requirements. We record the initial estimated present value of reclamation costs as an asset retirement obligation and increase the carrying amount of the related asset by a corresponding amount. We allocate reclamation costs to expense over the life of the related assets and adjust the related liability for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. If the asset retirement obligation is settled for more or less than the carrying amount of the liability, a loss or gain will be recognized, respectively.

Inventory Valuation

Sand inventory is stated at the lower of cost or market using the average cost method. Costs applied to inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Tonnages are verified periodically by an independent surveyor. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile.

Spare parts inventory includes critical spares, materials and supplies. We account for spare parts on a first-in, first-out basis, and value the inventory at the lower of cost or market.

Depletion

We amortize the cost to acquire land and mineral rights using a units of production method, based on the total estimated reserves and tonnage extracted each period.

Impairment of Long-Lived Assets

We periodically evaluate whether current events or circumstances indicate that the carrying value of our property, plant and equipment and mineral rights may not be recoverable. If circumstances indicate that the carrying value may not be recoverable, we estimate future undiscounted net cash flows using estimates of proven sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. We record a reduction in the carrying value of our long lived assets if the undiscounted cash flows are less than the carrying value of the assets.

Our estimates of prices, recoverable proven reserves and operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our long lived assets. Although we have made our best estimate of these factors based on current conditions, it is reasonably possible that changes could occur, which could adversely affect our estimate of the net cash flows expected to be generated from our operating property. No impairment charges were recorded during the years ended December 31, 2012, 2011, or 2010.

Net Income per Limited Partner Unit

We have identified the General Partner’s incentive distribution rights (“IDRs”) as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. As of December 31, 2012, the

[73]

weighted-average number of units outstanding equals the total number of units outstanding. Diluted net income per unit includes the effects of potentially dilutive units on our subordinated and common units. Basic and diluted net income per common and subordinated unit are the same as there are no potentially dilutive subordinated units outstanding.

Income Taxes

The Partnership and our sponsor are pass-through entities and are not considered taxing entities for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At December 31, 2012 and 2011, the Partnership and our sponsor did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.

Related Party Transactions

Effective August 16, 2012, in connection with our initial public offering and our sponsor’s contribution of the Wyeville facility and operations, we entered into the Services Agreement with Hi-Crush Services, pursuant to which Hi-Crush Services provides certain management and administrative services to our general partner in connection with operating our business. Under this agreement, we reimburse Hi-Crush Services, on a monthly basis, for the allocable expenses that it incurs in its performance of the specified services. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expenses for individuals and entities that perform services for us or on our behalf. In addition, effective August 16, 2012, we entered into an agreement with our sponsor, pursuant to which the sponsor provides maintenance and capital spares to us in connection with the ongoing maintenance of our Wyeville facility. Our sponsor bills us for the approximate cost of such items. During the period from August 16 through December 31, 2012, we incurred $1,028 of management service expenses from Hi-Crush Services under the Services Agreement

In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and Hi-Crush Partners LP may from time to time make payments on behalf of each other. During the period from August 16 through December 31, 2012, we made payments of $9,866 to various suppliers, vendors or other counterparties on behalf of our sponsor. This balance was offset by $1,028 of management fees charged by our sponsor and $3,223 of net payments made by our sponsor on our behalf. The balance of $5,615 was maintained as a current asset under the caption “Due from sponsor”, and was repaid by our sponsor in February 2013.

On May 25, 2011, our sponsor entered into a management services agreement with Red Oak Capital Management LLC (the “Service Provider”) which is owned by two members who are also equity members in our sponsor. The agreement provides for certain management and administrative support services to be provided to our sponsor for a term of one year and that thereafter remains in place upon the same terms and conditions. Either party may terminate the agreement by delivering written notice within 90 days prior to the date of expiration of the initial term or any time after the expiration of the initial term, by delivering written notice 90 days prior to the desired date of termination. Our sponsor reimburses the Service Provider 95% of the Service Provider’s actual costs limited to $850 per year. These fees are included in general and administrative expenses. Total management fees under this agreement were $318 and $370 for the period from January 1 to August 15, 2012 and the year ended December 31, 2011, respectively. The management fee was $140 for the period from August 16 to December 31, 2012.

Through August 15, 2012, our sponsor paid quarterly director fees to non-management directors that may be members and/or holders of our sponsor’s debt through the date of the IPO. Total director fees were $62 and $60 for the period from January 1 to August 15, 2012 and the year ended December 31, 2011, respectively.

Between May 25, 2011 and July 20, 2012, our sponsor entered into various subordinated promissory notes with certain of its equity investors and their affiliates in an aggregate initial principal amount of $52,167. Borrowings under the subordinated promissory notes bore interest, at the sponsor’s option, at a rate of 10% for cash interest

[74]

and 12% for paid-in-kind interest (“PIK interest”). Accruals for PIK interest increased the outstanding principal balance of these promissory notes. The balances of the PIK interest and subordinated promissory notes were paid in full on August 21, 2012 with the proceeds of the sale of the common units by our sponsor. At December 31, 2011, there was $46,112 outstanding under the sponsor’s subordinated promissory notes, including $2,421 of PIK interest.

In order to fund a royalty termination payment, the sponsor entered into new subordinated promissory notes in July 2012 with certain of its equity investors and their affiliates in an aggregate initial principal amount of $14,981. Consistent with its existing subordinated promissory notes, borrowings under the new subordinated promissory notes bore interest, at the sponsor’s option, at a rate of 10% for cash interest and 12% for PIK interest. The balances of the PIK interest and subordinated promissory notes, as retained by the sponsor, were paid in full by the sponsor on August 21, 2012 with the proceeds of the sale of the common units by our sponsor.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (Dollars in thousands)

Quantitative and Qualitative Disclosure of Market Risks

Market risk is the risk of loss arising from adverse changes in market rates and prices. Historically, our sponsor’s risks were predominantly related to potential changes in the fair value of its long-term debt due to fluctuations in applicable market interest rates. Going forward, our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.

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

Interest Rate Risk

Any borrowings that we would draw under our revolving credit facility bear interest at a floating rate, which exposes us to interest rate risk. However, unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. Any change in interest rates would affect cash flows, but not the fair value, of any borrowings we draw down under our revolving credit facility. We do not currently have any hedges or forward contracts in place to hedge our exposure to interest rate risks. As of March 1, 2013, we had $38,250 of debt outstanding under our credit facility, with an effective interest rate of 2.70%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate, would be approximately $103 per year.

Credit Risk – Customer Concentration

Substantially all of our revenue is generated through long-term, take-or-pay contracts with three customers. One of these customers is not investment grade. All of our customers are pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows, and our ability to make cash distributions to our unitholders may be adversely affected.

Internal Controls and Procedures

In 2011, our sponsor was a private company with limited accounting personnel to adequately execute our accounting processes and limited other supervisory resources with which to address our internal control over financial reporting. As such, our sponsor did not maintain an effective control environment in that the design and

[75]

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

During 2012, we (through our general partner) added experienced accounting personnel as full-time employees in response to our identification of gaps in our skills base and expertise of the staff required to meet the financial accounting and reporting requirements of a public company. In addition, through the majority of the year, we used consultants to supplement our full-time employees until certain positions could be filled and new employees trained. During the fourth quarter, we implemented a new enterprise resource planning, or ERP, system used for financial accounting and reporting to further automate our processes. However, our evaluation of internal control over financial accounting and reporting is not complete and we expect remediation to continue.

We have begun the process of evaluating our internal control over financial accounting and reporting and expect to complete our documentation and testing in 2013. During the course of the review, we may identify additional control deficiencies, which may represent significant deficiencies and other material weaknesses, in addition to the material weakness previously identified, that require remediation by us. Our remediation efforts may not enable us to remedy or avoid material weaknesses or significant deficiencies in the future. We cannot predict the outcome of our evaluation at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Further, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

[76]

Changes in Internal Controls Over Financial Reporting

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

During 2012, we (through our general partner) added experienced accounting personnel as full-time employees in response to our identification of gaps in our skills base and expertise of the staff required to meet the financial accounting and reporting requirements of a public company. In addition, through the majority of the year, we used contractors to supplement our full-time employees until certain positions could be filled and trained. During the fourth quarter, we implemented a new enterprise resource planning, or ERP, system used for financial accounting and reporting to further automate our processes. However, our evaluation of internal control over financial accounting and reporting is not complete and we expect remediation to continue.

We have begun the process of evaluating our internal control over financial accounting and reporting and expect to complete our documentation and testing in 2013. During the course of the review, we may identify additional control deficiencies, which may represent significant deficiencies and other material weaknesses, in addition to the material weakness previously identified, that require remediation by us. Our remediation efforts may not enable us to remedy or avoid material weaknesses or significant deficiencies in the future. We cannot predict the outcome of our evaluation at this time.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of Hi-Crush Partners LP

We are managed and operated by the board of directors and executive officers of our general partner. As of March 1, 2013, 702,851 of our outstanding common units and all of our outstanding subordinated units, Class B Units and incentive distribution rights were owned by our sponsor. As a result of owning our general partner, our sponsor has the right to appoint all members of the board of directors of our general partner, including the independent directors. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operation. Our general partner owes certain duties to our unitholders as well as a fiduciary duty to its owners.

Our general partner has nine directors, two of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly-traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the

[77]

independence and experience standards established by the NYSE and the Exchange Act, subject to certain transitional relief during the one-year period following our initial public offering. As of December 31, 2012, the following directors served on the audit committee:

Name	Independence Status
John F. Affleck-Graves	Independent
Joseph C. Winkler III	Independent

Our sponsor will appoint at least one additional independent member of the audit committee to the board of directors of our general partner prior to the expiration of the one-year transitional period established by the NYSE and the Exchange Act.

All of the executive officers of our general partner listed below allocate their time between managing our business and affairs and the business and affairs of our sponsor. While the amount of time that our executive officers devote to our business and the business of our sponsor varies in any given year based on a variety of factors, we currently estimate that each of our executive officers spend approximately 50% of their time on the management of our business. Our executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.

Following the IPO on August 16, 2012, neither our general partner nor our sponsor receive any management fee or other compensation in connection with our general partner’s management of our business, but we reimburse our general partner and its affiliates, including our sponsor, for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner determines in good faith the expenses that are allocable to us.

In evaluating director candidates, our sponsor assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.

Executive Officers and Directors of Our General Partner

The following table shows information for the executive officers and directors of our general partner. Directors are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. There are no family relationships among any of our directors or executive officers. Some of our directors and all of our executive officers also serve as executive officers of our sponsor.

Name	Age	Position With Our General Partner
Robert E. Rasmus	55	Co-Chief Executive Officer and Director
James M. Whipkey	55	Co-Chief Executive Officer and Director
Jefferies V. Alston, III	35	Chief Operating Officer and Director
Laura C. Fulton	49	Chief Financial Officer
Mark C. Skolos	53	General Counsel and Secretary
Chad M. McEver	40	Vice President
John F. Affleck-Graves	62	Director
Robert L. Cabes, Jr.	43	Director
John R. Huff	66	Director
Trevor M. Turbidy	45	Director
Steven A. Webster	61	Director
Joseph C. Winkler III	61	Director

[78]

Robert E. Rasmus—Co-Chief Executive Officer. Mr. Rasmus is a co-founder of Hi-Crush Proppants LLC and has served as its Co-Chief Executive Officer since its formation in October 2010. Mr. Rasmus was named Co-Chief Executive Officer and appointed to the board of directors of our general partner in May 2012. Mr. Rasmus was a founding member of Red Oak Capital Management LLC (“ROCM”) in June 2002 and has served as Managing Director since inception. ROCM’s business model centered on partnering with the largest oil services companies in unconventional basins in the United States. Prior to the founding of ROCM, Mr. Rasmus was the President of Thunderbolt Capital Corp., a venture firm focused on start-up and early stage private equity investments. Previously, Mr. Rasmus started, built and expanded a variety of domestic and international capital markets and corporate finance businesses. Mr. Rasmus was the Senior Managing Director of Banc One Capital Markets, Inc. (formerly First Chicago Capital Markets, Inc.) where he was responsible for the high yield and private placement businesses while functioning as a member of the management committee. Prior thereto, Mr. Rasmus was the Managing Director and Head of Investment Banking in London for First Chicago Ltd. Mr. Rasmus holds a B.A. degree in Government and International Relations from the University of Notre Dame. We believe that Mr. Rasmus’ industry experience and deep knowledge of our business makes him well-suited to serve on the board of directors of our general partner.

James M. Whipkey—Co-Chief Executive Officer. Mr. Whipkey has a 32 year background in the oil and natural gas industry with broad experience in both technical and financial areas. Mr. Whipkey is a co-founder of Hi-Crush Proppants LLC and has served as its Co-Chief Executive Officer since its formation in October 2010. Mr. Whipkey was named Co-Chief Executive Officer and appointed to the board of directors of our general partner in May 2012. Mr. Whipkey was a founding member of ROCM in June 2002 and has served as Managing Director since inception. Prior to the founding of ROCM, Mr. Whipkey was an equity analyst covering the exploration and production sector, most recently as a Managing Director at ABN Amro Bank N.V. From 1997 to 2000, Mr. Whipkey was the Chief Financial Officer and Treasurer for NYSE-listed Benton Oil and Gas Company. Prior thereto, Mr. Whipkey worked in a number of investment banking positions managing a wide range of relationships and responsibilities in the energy sector. His various roles included energy derivatives trading at Phibro Energy Inc., investment banking at Kidder, Peabody & Co., and stock analysis at Lehman Brothers Holdings Inc., where he won “All-Star” recognition from the Wall Street Journal in both the E&P and oil service sectors. Mr. Whipkey began his career as a petroleum engineer with Amoco Corporation where he spent five years in operations, drilling and reservoir simulation roles. Mr. Whipkey holds a B.S. degree in Petroleum and Natural Gas Engineering from The Pennsylvania State University and an M.B.A. in Finance from the University of Chicago. We believe that Mr. Whipkey’s experience in senior financial management and knowledge of our business serve him well as a member of the board of directors of our general partner.

Jefferies V. Alston, III—Chief Operating Officer. Mr. Alston has served as Chief Operating Officer of Hi-Crush Proppants LLC since May 2011 and was appointed Chief Operating Officer and appointed to the board of directors of our general partner in May 2012. Mr. Alston founded Trinity Consulting, LLC (“Trinity”) in December 2009, where he designed and managed construction of numerous frac sand processing facilities and became one of the leading consultants in the industry, until dissolving Trinity to join Hi-Crush Proppants LLC. Mr. Alston worked for Alston Equipment Company, Inc. (“Alston Equipment”) from February 1999 until he founded Trinity in December 2009. While at Alston Equipment, Mr. Alston was responsible for sales, growth initiatives and customer relations. Mr. Alston attended The University of Southern Mississippi and Southeastern Louisiana University. With his extensive knowledge of the frac sand industry, we believe Mr. Alston brings substantial experience and leadership skills to the board of directors of our general partner.

Laura C. Fulton—Chief Financial Officer. Ms. Fulton has served as Chief Financial Officer of Hi-Crush Proppants LLC since April 2012. In May 2012, Ms. Fulton was appointed to Chief Financial Officer of our general partner. On February 26, 2013, Ms. Fulton was elected director of Targa Resources Corp. From March 2008 to October 2011, Ms. Fulton served as the Executive Vice President, Accounting and then Executive Vice President, Chief Financial Officer of AEI Services, LLC (“AEI”), an owner and operator of essential energy infrastructure assets in emerging markets. Prior to AEI, Ms. Fulton spent 12 years with Lyondell Chemical Company in various capacities, including as general auditor responsible for internal audit and the Sarbanes-Oxley certification process, and as the assistant controller. Previously, Ms. Fulton worked for Deloitte & Touche

[79]

in its audit and assurance practice for 11 years. Ms. Fulton is a CPA and graduated cum laude from Texas A&M University with a B.B.A. in Accounting. Ms. Fulton is a member of the American Institute of Certified Public Accountants and serves on the Accounting Department Advisory Board at Texas A&M University.

Mark C. Skolos—General Counsel and Secretary. Mr. Skolos was appointed General Counsel of Hi-Crush Proppants LLC in April 2012 and named General Counsel and Secretary of our general partner in May 2012. Prior to joining Hi-Crush Proppants LLC, Mr. Skolos was a shareholder at the law firm of Weld, Riley, Prenn and Ricci S.C. (“Weld Riley”) from September 2011 to April 2012. Mr. Skolos worked as an attorney for Skolos, Millis and Matousek, S.C., or its predecessor firms (“Skolos Millis”), for 26 years prior to its merger with Weld Riley in April 2012. Mr. Skolos was made a shareholder at Skolos Millis in 1990. In his private practice, Mr. Skolos represented developers, businesses and local units of government on issues of government regulation, land use and real estate. Mr. Skolos has extensive experience representing companies in the non-metallic mining and processing industry on a wide spectrum of issues, including permitting, land acquisition and government relations. He graduated from the University of Wisconsin Law School in 1985 with a Juris Doctorate degree. Mr. Skolos has served as President of the Tri-County Bar Association of Wisconsin and acted as both Circuit Court and Family Court Commissioner in the State of Wisconsin.

Chad M. McEver—Vice President. Mr. McEver has served as Vice President of Hi-Crush Proppants LLC since its inception in October 2010. Mr. McEver was named Vice President of our general partner in May 2012. Mr. McEver joined ROCM as an Associate in 2004 and has served as Vice President since 2010. In executing the business model of ROCM, Mr. McEver has been responsible for analysis, execution and origination of projects with exploration and production and oilfield services companies and ROCM’s co-investors. From 2001 to 2004, Mr. McEver was a Director at EnerCom, Inc., an investor relations consulting firm exclusively serving the energy industry. From 1999 to 2001, Mr. McEver was an analyst in the investment banking energy group at Raymond James & Associates. Mr. McEver holds a Bachelor of Business Administration from Stephen F. Austin State University and an M.B.A in Finance from the University of Denver.

John F. Affleck-Graves – Director—Mr. Affleck-Graves has served in roles of increasing responsibility and seniority at The University of Notre Dame from 1986 to present, including as an Executive Vice President from 2004 to present. As Executive Vice President, he serves as one of three executive officers of the University. Additionally, Mr. Affleck-Graves is a prior Board member of St. Joseph’s Capital Bank, Student Loan Corporation and Express-1 Inc. Throughout his career, Mr. Affleck-Graves has received many distinctions and honors including MBA Outstanding Teacher Award, University of Notre Dame. He received his B.Sc. Mathematical Statistics and Computer Science in 1971 from the University of Capetown. Mr. Affleck-Graves also holds a PhD. in Mathematical Statistics and a B.Com. Degree in Accounting and Financial Management from the University of Capetown. Mr Affleck-Graves previously served as a director of Express-1 Expedited Solutions, Inc. from October 2006 to October 2011 and served on its audit committee. We believe that Mr. Affleck-Graves’ expertise and the unique perspective gained from his service at the University of Notre Dame enable him to effectively serve as a director.

Robert L. Cabes, Jr.—Director. Mr. Cabes has served as a director of Hi-Crush Proppants LLC since May 2011 and was appointed to the board of directors of our general partner in May 2012. Mr. Cabes has been a Partner of Avista Capital Partners, a private equity firm focused on investments in the energy, healthcare and media sectors, since July 2005. From April 2001 to June 2005, Mr. Cabes served as Principal of Global Energy Partners, Ltd. (“GEP”) a specialty group within Credit Suisse’s asset management business that made investments in energy companies. Prior to joining GEP, Mr. Cabes was with Credit Suisse’s and Donaldson, Lufkin and Jenrette’s Investment Banking Divisions (prior to its acquisition by Credit Suisse in 2000) where he worked on debt and equity securities underwriting and mergers and acquisitions for energy companies. Mr. Cabes has served as a member of the board of directors of Geokinetics, Inc. since November 2006 and serves as a director of numerous private companies, including ACP II Marcellus, LLC, ACP III Utica, LLC, Celtique Energie Holdings Ltd., Hansa Hydrocarbons Ltd., Laramie Energy II, LLC, Laredo Energy IV GP, LLC, Manti Exploration GP LLC, Royal Offshore, LLC and Spartan Offshore Drilling, LLC. Mr. Cabes also served as a member of the board of

[80]

directors of Pinnacle Gas Resources, Inc. from 2005 to 2011. Mr. Cabes holds a B.B.A. from Southern Methodist University and is a CFA charterholder. Mr. Cabes brings financial and analytical expertise in the energy sector, including experience as a director of numerous energy-related companies, to the board of directors of our general partner.

John R. Huff—Director. Mr. Huff has served as a director of Hi-Crush Proppants LLC since May 2011 and was appointed to the board of directors of our general partner in May 2012. Mr. Huff has served as Chairman of the board of directors of Oceaneering International, Inc. (“Oceaneering”) since 1990 and served as its Chief Executive Officer from 1986 to 2006. Prior to joining Oceaneering, Mr. Huff served as Chairman, President and Chief Executive Officer of Western Oceanic, Inc. from 1972 to 1986. In addition to his service as chairman of the board of directors of Oceaneering, Mr. Huff has served as a member of the board of directors of KBR, Inc. since April 2007 and of Suncor Energy, Inc. since 1998. Mr. Huff also served as a member of the board of directors of Rowan Companies, Inc. from April 2006 to May 2009 and of BJ Services Company from 1992 to April 2010. Mr. Huff received a Bachelor’s degree in civil engineering from Georgia Tech University and attended the Harvard Business School’s Program for Management Development. Mr. Huff is a Registered Professional Engineer in the State of Texas. We believe that Mr. Huff’s substantial knowledge of energy-related businesses, as well as his considerable experience as a director of public companies, has prepared him well to serve on the board of directors of our general partner.

Trevor M. Turbidy—Director. Mr. Turbidy has served as a director of Hi-Crush Proppants LLC since May 2011 and was appointed to the board of directors of our general partner in May 2012. Mr. Turbidy has served as an energy industry advisor for Avista Capital Partners since 2007. Prior to joining Avista Capital Partners, Mr. Turbidy served as Chief Executive Officer of Trico Marine Services (“Trico”), an international provider of marine support vessel services to the offshore oil and gas industry from 2005 to 2007. Prior to that, Mr. Turbidy was Chief Financial Officer of Trico from 2003 to 2005, functioned as the Chief Restructuring Officer during the company’s restructuring and subsequently was promoted to Chief Executive Officer after its successful completion. Prior to his service at Trico, Mr. Turbidy spent more than a decade with Donaldson, Lufkin & Jenrete Inc. (“DLJ”) and Credit Suisse First Boston in their investment banking divisions. During his tenure with DLJ and Credit Suisse First Boston, Mr. Turbidy focused on the energy sector, principally offshore and land drilling contractors, seismic service providers, oilfield equipment manufacturers, offshore support vessel providers and exploration and production companies, as well as regional opportunities in the Southwest. Mr. Turbidy previously served as a director of Grey Wolf, Inc., Precision Drilling Corporation and Trico Marine Services Inc., as well as a number of private companies in the energy industry. Mr. Turbidy holds an A.B. in Economics from Duke University. We believe that Mr. Turbidy’s substantial management-level experience with public and private companies, together with his considerable knowledge of the energy industry as a whole, are of great value to the board of directors of our general partner.

Steven A. Webster—Director. Mr. Webster has served as a director of Hi-Crush Proppants LLC since May 2011 and was appointed to the board of directors of our general partner in May 2012. Mr. Webster has served as Co-Managing Partner of Avista Capital Partners since he co-founded the firm in July 2005. From January 2000 until June 2005, Mr. Webster served as the Chairman of GEP, which made private equity investments in energy businesses. From December 1997 to May 1999, Mr. Webster was the Chief Executive Officer and President of R&B Falcon Corporation, an offshore drilling contractor, and prior to that, was Chairman and Chief Executive Officer of Falcon Drilling Company, which he founded in 1988. Mr. Webster currently serves as a director of Carrizo Oil & Gas, Inc., Era Group, Inc., Geokinetics, Inc., Basic Energy Services, Inc. and Hercules Offshore, Inc. Mr. Webster also serves as a trust manager of Camden Property Trust and as a director of several private companies. Mr. Webster previously served as a director of Pinnacle Gas Resources, Inc. from 2003 to June 2009, Encore Bancshares from 2000 to May 2009, Solitario Exploration & Royalty Corp. (formerly Solitario Resources Corp.) from 2006 to March 2009, Brigham Exploration Company from 2000 to April 2007, Goodrich Petroleum Corporation from 2004 to March 2007, Seabulk International, Inc. from 2002 to March 2006, Grey Wolf, Inc. from 1996 to December 2008, Crown Resources Corporation from 1988 to August 2006 and SEACOR Holdings, Inc. from September 2005 to January 2013. Mr. Webster holds a B.S.I.M. from Purdue University, an MBA from Harvard Business School and an honorary doctorate in management from Purdue University. We believe

[81]

Mr. Webster’s experience in, and knowledge of, the energy industry, business leadership skills and experience as a director of numerous other public companies make him well-qualified to serve on the board of directors of our general partner.

Joseph C. Winkler III—Director. Mr. Winkler joined the board of directors of our general partner in connection with our IPO and serves as the Chairman of the Audit Committee and Conflicts Committee. Mr. Winkler served as Chairman and Chief Executive Officer of Complete Production Services, Inc. (“Complete”), a provider of specialized oil and gas services and equipment in North America, from March 2007 until February 2012, at which time Complete was acquired by Superior Energy Services, Inc. From June 2005 to March 2007, Mr. Winkler served as Complete’s President and Chief Executive Officer. Prior to that, from March 2005 until June 2005, Mr. Winkler served as the Executive Vice President and Chief Operating Officer of National Oilwell Varco, Inc., an oilfield capital equipment and services company, and from May 2003 until March 2005 as the President and Chief Operating Officer of the company’s predecessor, Varco International, Inc. (“Varco”). From April 1996 until May 2003, Mr. Winkler served in various other capacities with Varco and its predecessor, including Executive Vice President and Chief Financial Officer. From 1993 to April 1996, Mr. Winkler served as the Chief Financial Officer of D.O.S., Ltd., a privately held provider of solids control equipment and services and coil tubing equipment to the oil and gas industry, which was acquired by Varco in April 1996. Prior to joining D.O.S., Ltd., Mr. Winkler served as Chief Financial Officer of Baker Hughes INTEQ, and served in a similar role for various companies owned by Baker Hughes Incorporated including Eastman/Telco and Milpark Drilling Fluids. Mr. Winkler is a member of the board of directors of Dresser-Rand Group, Inc., a NYSE-listed provider of rating equipment solutions, and serves on the Compensation and Nominating and Governance Committees. Mr. Winkler is also a member of the board of directors of Commercial Metals Company, a vertically integrated Fortune 500 steel company, and serves on its Finance Committee. Mr. Winkler is a Gulf Coast District Director of the Petroleum Equipment Suppliers Association (PESA), an oilfield service and supply industry trade association. Mr. Winkler received a B.S. degree in Accounting from Louisiana State University. We believe that Mr. Winkler’s many years of operational, financial, international and capital markets experience, a significant portion of which was with publicly traded companies in the oil and gas services, manufacturing and exploration and production industries, make him particularly well-suited to serve on the board of directors of our general partner.

Involvement in Certain Legal Proceedings

Mr. Turbidy served as an officer of Trico from 2003 to 2007. In December 2003, while Mr. Turbidy was serving as its Chief Financial Officer, Trico and certain of its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Mr. Turbidy functioned as the Chief Restructuring Officer during the company’s restructuring and subsequently was promoted to Chief Executive Officer after its successful completion.

Director Independence

As of December 31, 2012, two of our directors were independent. In accordance with the rules of the NYSE, our sponsor must appoint at least one additional independent member within 12 months of the listing of our common units on the NYSE.

Committees of the Board of Directors

The board of directors of our general partner maintains an audit committee and a conflicts committee. As permitted by NYSE rules, we do not currently have a compensation committee, but rather our board of directors approve equity grants to directors and employees.

Audit Committee

We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act, subject to certain transitional relief during the one-year period following our initial public offering as described above. The audit

[82]

committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary.

The board of directors of our general partner has determined that Mr. Winkler III qualifies as an “audit committee financial expert,” as such term is defined under SEC rules.

Conflicts Committee

Two independent members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is in our best interest. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including our sponsor, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee are conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. Messrs. Winkler III and Affleck-Graves are the members of the conflicts committee, with Mr. Winkler III currently serving as chairman.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, certain officers and directors of our general partner, and persons beneficially owning more than 10% of our units, are required to file with the SEC reports of their initial ownership and changes in ownership of our units. These officers and directors, and persons beneficially owning more than 10% of our units are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of Forms 3, 4 and 5 furnished to us and written representations from reporting persons that no other reports were required for those persons, we believe that during 2012, all officers and directors, and persons beneficially owning more than 10% of our units who were required to file reports under Section 16(a) complied with such requirements on a timely basis.

Corporate Governance Matters

We have a Code of Business Conduct and Ethics for directors, executive officers and employees that applies to, among others, the principal executive officers, principal financial officer and principal accounting officer or controller of our general partner, as required by SEC and NYSE rules. Furthermore, we have Corporate Governance Guidelines and charters for our Audit Committee and Conflicts Committee. Each of the foregoing is available on our website at www.hicrushpartners.com in the “Corporate Governance” section. We provide copies, free of charge, of any of the foregoing upon receipt of a written request to Hi-Crush Partners LP, Three Riverway, Suite 1550, Houston, Texas 77056, Attn: General Counsel. We disclose amendments and director and executive officer waivers with regard to the Code of Business Conduct and Ethics, if any, on our website or by filing a Current Report on Form 8-K to the extent required.

The certifications of our general partner’s Co-Chief Executive Officers and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to this Report.

Communication with the Board of Directors

A holder of our units or other interested party who wishes to communicate with the directors of our general partner may do so by contacting our corporate secretary at the address or phone number appearing on the front page of this Annual Report on Form 10-K. Communications will be relayed to the intended recipient of the board

[83]

of directors of our general partner except in instances where it is deemed unnecessary or inappropriate to do so pursuant to our communications policy, which is filed available on our website at www.hicrushpartners.com in the “Corporate Governance” section. Any communications withheld under those guidelines will nonetheless be recorded and available for any director who wishes to review them.

Executive Sessions of Non-Management Directors

The board of directors of our general partner holds regular executive sessions in which the independent directors meet without any non-independent directors or members of management. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. The director who presides at these meetings, the Lead Director, is be chosen by the board of directors to serve until the first meeting of the Board to occur after the first anniversary of the date that the Lead Director is chosen. The current Lead Director is Mr. Winkler III.

ITEM 11.	EXECUTIVE COMPENSATION

(All amounts presented in dollars)

We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act.

Summary Compensation Table

The table below sets forth the annual compensation earned during the fiscal years ended December 31, 2012 and 2011 by our principal executive officers and our next two most highly-compensated executive officers (our “Named Executive Officers” or “NEOs”).

Name and Principal Position	Year	Salary ($)	Bonuses ($)(5)	All Other Compensation ($)	Total ($)

Robert E. Rasmus, Co-Chief Executive Officer	2012	46,644(2)	—	22,540(6)	69,184
	2011	42,692(1)	—	16,622(6)	59,314
James M. Whipkey, Co-Chief Executive Officer	2012	46,644(2)	—	19,294(6)	65,938
	2011	42,692(1)	—	14,177(6)	56,869
Laura C. Fulton, Chief Financial Officer	2012	142,397(3)	—	—	142,397
Mark C. Skolos, General Counsel	2012	106,192(4)	50,000	—	156,192

(1)

Represents the actual amount of salary paid to Mr. Rasmus and Mr. Whipkey during 2011 based upon the annualized base salary of $75,000 defined under such NEO’s employment agreement with us, which became effective on May 25, 2011.

(2)

Represents the actual amount of salary paid to Mr. Rasmus and Mr. Whipkey during 2012 based upon the annualized base salary of $75,000 defined under such NEO’s employment agreement with us. Upon the closing of the IPO, Messrs. Rasmus and Whipkey’s base salary under their respective employment agreements became $1.

(3)

Represents the actual amount of salary paid to Ms. Fulton until August 16, 2012, the date of the closing of our initial public offering, based upon the annualized base salary of $275,000 defined under Ms. Fulton’s employment agreement with us, which became effective on April 30, 2012. For the period beginning on August 16, 2012, the date of the closing of our initial public offering, and ending on December 31, 2012, represents the portion of the base salary paid by our sponsor to Ms. Fulton that was reimbursable by us under the Services Agreement.

(4)

Represents the actual amount of salary paid to Mr. Skolos until August 16, 2012, the date of the closing of our initial public offering based upon the annualized base salary of $190,000 defined under Mr. Skolos’ employment agreement with us, which became effective on April 16, 2012. For the period beginning on August 16, 2012, the date of the closing of our initial public offering, and ending on December 31, 2012, represents the portion of the base salary paid by our sponsor to Mr. Skolos that was reimbursable by us under the Services Agreement.

[84]

(5)

The amounts reported in this column represent (i) discretionary bonuses earned by the NEO during the applicable fiscal year, including the portion of any cash bonuses paid by our sponsor to the NEO that was reimbursable by us under the Services Agreement for the period beginning on Augusta 16, 2012, the date of the closing of the initial public offering, and ending on December 31, 2012 and (ii) any bonuses provided for in the NEOs employment agreement.

(6)

Pursuant to a management services agreement entered into between Red Oak Capital Management LLC and our sponsor, our sponsor reimburses Red Oak Capital Management LLC for the health and welfare benefits and coverage paid for Messrs. Rasmus and Whipkey. Amounts in this column reflect the amount paid by our sponsor for the health and welfare benefits and coverage of Messrs. Rasmus and Whipkey during 2011 and from January 1, 2012 until August 16, 2012, and the amount paid by our sponsor that was reimbursable by us under the Services Agreement for the period beginning on August 16, 2012, the date of the closing of our initial public offering, and ending on December 31, 2012.

Narrative Disclosure to the Summary Compensation Table

Employment Agreements

Each of our NEOs has entered into an employment agreement with our sponsor (collectively, the “Employment Agreements”). The initial term of each Employment Agreement is one year from the effective date of such agreement, with automatic extensions for additional one-year periods unless either party provides at least sixty days advance written notice of the intent to terminate the Employment Agreement.

Under the Employment Agreements, each NEO is entitled to an annualized base salary and is eligible for discretionary bonuses awarded by us from time to time, each of which is described in greater detail below.

The Employment Agreements also contain severance provisions, which are discussed in detail below under “Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control.”

In addition, the Employment Agreements contain a confidentiality obligation on the part of the NEO of indefinite duration and a non-competition and non-solicitation obligation on the part of the executive for a period of one-year following his or her termination of employment with us for any reason. We do not currently provide any additional or enhanced payments or benefits to our NEOs in connection with any change in control transactions.

On July 13, 2012, our sponsor entered into a side letter agreement with Mr. Rasmus and Mr. Whipkey (collectively, the “Side Letter Agreements”). The Side Letter Agreements modify Mr. Rasmus’ and Mr. Whipkey’s base salary and severance provisions as described in further detail below, provided that certain conditions are met.

Base Salary

Each NEO’s base salary is a fixed component of compensation and is specified in the Employment Agreements. Mr. Rasmus and Mr. Whipkey currently receive an annualized base salary of $1. Ms. Fulton receives an annualized base salary of $275,000 and Mr. Skolos receives an annualized base salary of $190,000.

Bonuses

Under the Employment Agreements, our NEOs are eligible for discretionary bonuses that may be awarded from time to time; provided that our sponsor has sole discretion as to whether a bonus is awarded, the criteria for any bonus, and the amount of any bonus. During 2012, Mr. Skolos received a discretionary cash bonus in the amount of $100,000 that was reimbursable by us under the Services Agreement. Pursuant to the terms of Ms. Fulton’s Employment Agreement, Ms. Fulton is eligible to receive two cash bonuses of $275,000 upon the successful completion of our IPO, with the bonuses payable six months and 18 months after the closing of the IPO.

Our sponsor is considering the type, amount, and terms of incentive compensation to be awarded to Mr. Rasmus and Mr. Whipkey as consideration for services to be provided to us following our initial public offering. Our

[85]

sponsor anticipates reaching a conclusion and entering into a written agreement with Mr. Rasmus and Mr. Whipkey regarding incentive compensation.

Other Compensation Elements

Each NEO is entitled to 20 days of paid vacation each calendar year during the term of the Employment Agreement.

Outstanding Equity Awards at 2012 Fiscal Year-End

We have not previously granted any equity awards to our NEOs. As a result, none of our NEOs had outstanding equity awards as of December 31, 2012.

Additional Narrative Disclosure

Retirement Benefits

As of December 31, 2012, our sponsor had not maintained a defined benefit pension plan, defined contribution plan or nonqualified deferred compensation plan. As a result, there were no retirement benefits provided to our NEOs through December 31, 2012.

On January 1, 2013, our general partner began sponsorship of a tax-qualified Section 401(k) retirement savings plan. Our NEOs are eligible to participate in our tax-qualified Section 401(k) retirement savings plan on the same basis as other employees who satisfy the plan’s eligibility requirements, including requirements relating to age and length of service. Under this plan, participants may elect to make pre-tax contributions not to exceed the applicable statutory income tax limitation, which is $17,500 for 2013. In addition, we may make discretionary contributions to the plan in any year, up to certain limits.

Potential Payments Upon Termination or a Change in Control

The Employment Agreements contain severance provisions. Under the terms of the Employment Agreements, the employment of each NEO may be terminated by our sponsor with or without Cause, by the NEO for or without Good Reason, due to the NEO’s disability or death, or due to expiration of the term of the Employment Agreement.

Upon a termination by us for Cause, by the NEO without Good Reason, due to the NEO’s disability or death, or due to expiration of the term of the Employment Agreement, the NEO is entitled to the following severance benefits: (i) payment of all accrued and unpaid base salary through the date of termination, (ii) reimbursement for all incurred but unreimbursed expenses entitled to reimbursement, and (iii) provision of any benefits to which the NEO is entitled pursuant to the terms of any applicable benefit plan or program (collectively, the “Accrued Obligations”).

Upon a termination by us without Cause or by the NEO for Good Reason, the NEO is entitled to the following severance benefits: (i) payment of the Accrued Obligations and (ii) (A) in the case of Mr. Rasmus and Mr. Whipkey, payment of an amount equal to $750,000 in a lump sum payment on the date that is 30 days after the date of termination and (B) in the case of Ms. Fulton and Mr. Skolos, the remainder of such employee’s base salary for the remaining term of the employment agreement, which in no event shall be less than 50% of such base salary, payable over the remainder of the term of the employment agreement in installments substantially similar to the sponsor’s salary payment practices. Payment of the additional lump sum payment is contingent upon the NEO’s execution and non-revocation of a general release of claims in favor of us.

Under the Employment Agreements, “Cause” means an NEO’s: (i) conviction of, or entry of a guilty plea or plea of no contest with respect to, a felony or any other crime directly or indirectly involving the NEO’s lack of honesty or moral turpitude, (ii) drug or alcohol abuse for which the NEO fails to undertake and maintain treatment within five calendar days after requested by the Company, (iii) acts of fraud, embezzlement, theft,

[86]

dishonesty or gross misconduct, (iv) material misappropriation (or attempted misappropriation) of any of our funds or property, or (v) a breach of the NEO’s obligations described under the Employment Agreement, as determined by a majority of our board of directors. Under the Employment Agreements, “Good Reason” means, without the NEO’s consent: (i) a material breach by us of our obligations under the Employment Agreement, (ii) any material diminution of the duties of the NEO, (iii) a reduction in the NEO’s base salary, other than pursuant to a proportionate reduction applicable to all senior executives or employees generally and the members of our board of directors, to the extent such board members receive board fees, or (iv) the relocation of the geographic location of the NEO’s principal place of employment by more than 50 miles.

No NEO has any right to receive a “gross up” for any excise tax imposed by Section 4999 of the Code, or any federal, state or local income tax.

Director Compensation

The executive officers of our general partner who also serve as directors of our general partner do not receive additional compensation for their services as a director of our general partner. The table below sets forth the annual compensation earned during 2012 by the non-executive directors of our general partner.

	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($)	Total ($)

John F. Affleck-Graves (2)	17,726	—	17,726
Robert L. Cabes, Jr.	—	—	—
John R. Huff	—	—	—
Trevor M. Turbidy	—	—	—
Steven A. Webster	—	—	—
Joseph C. Winkler III	53,151	—	53,151
(1)	Reflects compensation earned during the period from August 16, 2012 to December 31, 2012 and paid in January 2013.
(2)	Mr. Affleck-Graves became a director on November 14, 2012.

Through August 15, 2012, our sponsor paid an annualized fee of $50,000 per year to two non-employee directors as compensation for services as directors of our sponsor.

Following the IPO on August 16, 2012, each independent director of our general partner receives an annual retainer of $50,000. Each January, our independent directors will also receive an annual grant of the number of common units having a grant date fair value of approximately $50,000 as of such date. Further, each independent director serving as a chairman or a member of a committee of the board of directors of our general partner will receive an annual retainer of $25,000 or $10,000, respectively.

No equity awards were made to our directors during 2012.

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our general partner served as members of the compensation committee or board of directors of another entity that has or had an executive officer who served as a member of the board of directors of our general partner during 2012. Our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. In addition, as previously noted, we do not directly employ or compensate the executive officers of our general partner. Rather, under the Services Agreement, we reimburse Hi-Crush Services and its affiliates for, among other things, the allocable expenses incurred in compensating our general partner’s executive officers. Messrs. Rasmus, Whipkey and Alston, who are members of the board of directors of our general partner, are also executive officers of our general partner.

[87]

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the beneficial ownership of our common units, ,subordinated units and Class B Units of Hi-Crush Partners LP issued and outstanding as of March 1, 2013 for and the related transactions and held by:

•	our general partner;
•	beneficial owners of 5% or more of our common and subordinated units;
•	each director and named executive officer; and
•	all of our directors and named executive officers as a group.

	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned	Class B Units Beneficially Owned	Percentage of Class B Units Beneficially Owned
Hi-Crush Proppants LLC (1)(2)	702,851	5.15%	13,640,351	100%	52.57%	3,750,000	100%
Hi-Crush GP LLC (2)	—	—	—	—	—	—	—
Kayne Anderson Capital Advisors, L.P. (5)	1,752,800	12.84%	—	—	6.42%	—	—
Ardsley Partners Fund II, L.P. (6)	855,000	6.27%	—	—	3.13%	—	—
BlackRock, Inc. (7)	1,448,552	10.62%	—	—	5.31%	—	—
Raging Capital Master Fund, Ltd. (8)	1,212,968	8.89%	—	—	4.45%	—	—
Robert E. Rasmus (2)(4)	600	*	—	—	*	—	—
James M. Whipkey (2)	100	*	—	—	*	—	—
Jefferies V. Alston, III (2)	—	—	—	—	—	—	—
Laura C. Fulton(2)	10,000	*	—	—	*	—	—
Mark C. Skolos (2)	—	—	—	—	—	—	—
Chad M. McEver (2)	—	—	—	—	—	—	—
Martha M. Romig (2)	—	—	—	—	—	—	—
John F. Affleck-Graves(2)	2,761	*	—	—	*	—	—
Robert L. Cabes, Jr. (3)	—	—	—	—	—	—	—
John R. Huff (2)	100,000	*	—	—	*	—	—
Trevor M. Turbidy (3)	—	—	—	—	—	—	—
Steven A. Webster (3)	—	—	—	—	—	—	—
Joseph C. Winkler III (2)	2,761	*	—	—	*	—	—
All named executive officers and directors as a group (11 persons)	116,222	*	—	—	*	—	—

*	Less than one percent
(1)

Avista Capital Partners II, LP, Avista Capital Partners (Offshore) II-A, LP and Avista Capital Partners (Offshore) II, LP indirectly own 58% of the membership interests of Hi-Crush Proppants LLC, through two investment vehicles, ACP HIP Splitter, LP and ACP HIP Splitter (Offshore), LP. Each of Avista Capital Partners II, LP, Avista Capital Partners (Offshore) II-A, LP and Avista Capital Partners (Offshore) II, LP is controlled by its general partner, Avista Capital Partners II GP, LLC (“Avista GP”). Voting and investment determinations are made by an investment committee of Avista GP, comprised of the following members: Thompson Dean, Steven Webster, David Burgstahler, Newton Aguiar, Robert Cabes, David Durkin and

[88]

OhSang Kwon. As a result, and by virtue of the relationships described above, each of Thompson Dean, Steven Webster, David Burgstahler, Newton Aguiar, Robert Cabes, David Durkin and OhSang Kwon may be deemed to exercise voting and dispositive power with respect to securities held by ACP HIP Splitter, LP and ACP HIP Splitter (Offshore), LP. The address for Avista Capital Partners is 65 East 55th Street, 18th Floor, New York, NY 10022.

(2)

The address for each of Hi-Crush Proppants LLC, Hi-Crush GP LLC, Robert E. Rasmus, James M. Whipkey, Jefferies V. Alston, III, Laura C. Fulton, Mark C. Skolos, Chad M. McEver, Martha M. Romig, John R. Huff, John F. Affleck Graves and Joseph C. Winkler III is Three Riverway, Suite 1550, Houston, Texas 77056.

(3)	The address for each of Robert L. Cabes, Jr., Trevor M. Turbidy and Steven A. Webster is 1000 Louisiana St., Suite 3700, Houston, Texas 77002.
(4)	Includes 500 common units owned by the reporting person’s son. Mr. Rasmus disclaims beneficial ownership of the 500 common units by his son.
(5)

Information is based on a Schedule 13G/A filed with the SEC by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne, on January 10, 2013. The Schedule 13G/A indicates that Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have shared voting power and dispositive power with respect to 1,752,800 common units. The reported units are owned by investment accounts (investment limited partnerships, a registered investment company and institutional accounts) managed, with discretion to purchase or sell securities, by Kayne Anderson Capital Advisors, L.P., as a registered investment adviser. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the units reported, except those units attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the units reported, except those units held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company. The principal place of business of each of the reporting persons is 1800 Avenue of the Stars, Third Floor, Los Angeles, CA 90067.

(6)

Information is based on a Schedule 13G/A filed with the SEC by Ardsley Partners Fund II, L.P. (“AP II”), Ardsley Partners Institutional Fund, L.P. (“Ardsley Institutional”), Ardsley Partners Renewable Energy Fund, L.P. (“Ardsley Energy”), Ardsley Offshore Fund, Ltd. (“Ardsley Offshore”), Ardsley Renewable Energy Offshore Fund, Ltd. (“Ardsley Energy Offshore”), Ardsley Advisory Partners (“Ardsley Advisory”), Ardsley Partners I (“Ardsley Partners”) and Philip J. Hempleman on February 13, 2013. AP II beneficially owns 275,100 of such common units, Ardsley Institutional beneficially owns 220,900 of such common units, Ardsley Energy beneficially owns 48,400 of such common units, Ardsley Offshore beneficially owns 9,000 of such common units, Ardsley Energy Offshore beneficially owns 1,600 of such common units, Ardsley Advisory beneficially owns 555,000 of such common units, Ardsley Partners beneficially owns 544,400 of such common units, and Philip J. Hempleman, the managing partner of Ardsley and Ardsley Partners, with respect to the common units owned by AP II, Ardsley Institutional, Ardsley Offshore and with respect to the common units owned by certain accounts managed by him directly, beneficially owns 855,000 of such common units. Ardsley Advisory serves as investment manager of Ardsley Offshore and Ardsley Energy Offshore and as investment advisor of AP II, Ardsley Institutional and Ardsley Energy, and has the power to vote and direct the disposition of the proceeds from the sale of units owned by Ardsley Offshore, Ardsley Energy Offshore, AP II, Ardsley Institutional and Ardsley Energy. Ardsley Partners serves as the general partner of AP II, Ardsley Institutional and Ardsley Energy, and shares the power to vote and direct the disposition of the units owned by AP II, Ardsley Institutional and Ardsley Energy, and, accordingly, may be considered to be the direct “beneficial owner” of such units. Philip J. Hempelman is the managing partner of Ardsley Advisory and Ardsley Partners and in that capacity directs their operations and therefore may be considered to be the direct “beneficial owner” of the units owned by AP II, Ardsley

[89]

Offshore, Ardsley Institutional, Ardsley Energy, Ardsley Energy Offshore and certain accounts managed by him directly. Mr. Hempelman disclaims beneficial ownership of the units reported. The principal place of business of each of the reporting persons, with the exception of Ardsley Offshore and Ardsley Energy Offshore, is 262 Harbor Drive, Stamford, Connecticut 06902, and the principal place of business of Ardsley Offshore and Ardsley Energy Offshore is Romasco Place, Wickhams Cay 1, Road Town Tortola, British Virgin Islands.

(7)	Information is based on a Schedule 13G filed with the SEC by BlackRock, Inc. on January 11, 2013. BlackRock, Inc.’s principal place of business is 40 East 52nd Street, New York, NY 10022.
(8)

Information is based on a Schedule 13G filed with the SEC by Raging Capital Master Fund, Ltd., Raging Capital Management, LLC and William C. Martin on January 22, 2013. Raging Capital Master Fund, Ltd. beneficially owns 1,212,968 common units. Raging Capital Management, LLC is the investment manager of Raging Master Fund, Ltd. William C. Martin is the chairman, chief investment officer and managing member of Raging Capital Management, LLC. By virtue of these relationships, each of Raging Capital Management, LLC and William C. Martin may be deemed to beneficially own the common units directly owned by Raging Master Fund, Ltd. The principal place of business of Raging Capital Master Fund, Ltd. and William C. Martin is Ten Princeton Avenue, Rocky Hill, New Jersey 08553, and the principal place of business of Raging Capital Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY 1-9007, Cayman Islands.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which our equity securities are authorized for issuance.

	(a) Number of Units to be Issued Upon Exercise of Outstanding Unit Options and Rights	(b) Weighted Average Exercise Price Of Outstanding Unit Options and Rights	(c) Number of Units Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by unitholders
N/A	-	-	-
Equity compensation plans not approved by unitholders:
Long-Term Incentive Plan	-	-	1,364,035

Total for equity compensation plans	-	-	1,364,035

The Partnership’s Long-Term Incentive Plan (“LTIP”) was adopted by our general partner in August 2012 in connection with our IPO. The LTIP contemplates the issuance or delivery of up to 1,364,035 common units to satisfy awards under the plan. As of December 31, 2012, no awards had been granted under the long-term incentive plan. On January 30, 2013, 5,522 common units were granted to our independent directors, Mr. Winkler and Mr. Affleck-Graves.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of March 1, 2013, our sponsor owned 702,851 common units, 13,640,351 subordinated units and 3,750,000 Class B Units, representing an aggregate approximately 58.3% limited partner interest in us, owned the incentive distribution rights and owned and controlled our general partner. Our sponsor also appoints all of the directors of our general partner, which maintains a non-economic general partner interest in us.

The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms are not necessarily at least

[90]

as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.

Distributions and Payments to Affiliates of our General Partner

The following table summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and any liquidation of Hi-Crush Partners LP.

Formation Stage

The aggregate consideration received by affiliates of our general partner for the contribution of their interests:

•	13,640,351 common units including 12,937,500 common units the selling unitholder sold to the public in our initial public offering;
•	13,640,351 subordinated units; and
•	our incentive distribution rights.

Operational Stage

Distributions of cash available for distribution to our general partner and its affiliates:

•

We will generally make cash distributions 100% to our unitholders, including affiliates of our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our sponsor (as the holder of our incentive distribution rights) will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level.

•

Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding common units and subordinated units for four quarters, affiliates of our general partner would receive an annual distribution of approximately $27,252 on their units.

Payments to our general partner and its affiliates:

•

Our general partner does not receive a management fee or other compensation for its management of our partnership, but we reimburse our general partner and its affiliates for all direct and indirect expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

Withdrawal or removal of our general partner:

•

If our general partner withdraws or is removed, its non-economic general partner interest and our sponsor’s incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

•	Upon our liquidation, the partners will be entitled to receive liquidating distributions according to their particular capital account balances.

Agreements with Affiliates in Connection with our Initial Public Offering

In connection with our initial public offering on August 16, 2012, we entered into certain agreements with our sponsor, as described in more detail below.

[91]

Contribution Agreement

We entered into a contribution agreement that affected the transactions, including the transfer of the ownership interests in Hi-Crush Chambers LLC, Hi-Crush Railroad LLC, Hi-Crush Wyeville LLC and Hi-Crush Operating LLC and the issuance by us to our sponsor of common units, subordinated units and incentive distribution rights. While we believe this agreement is on terms no less favorable to any party than those that could have been negotiated with an unaffiliated third party, it was not the result of arm’s-length negotiations. All of the transaction expenses incurred in connection with these transactions were paid by our sponsor from the proceeds of the IPO.

Omnibus Agreement

We entered into an omnibus agreement with affiliates of our general partner, including our sponsor, which addresses certain aspects of our relationship with them, including:

•	our use of the name “Hi-Crush” and related marks;
•	our payment of administrative services fees to our sponsor for general and administrative services;
•	the assumption by our sponsor of one of our customer contracts beginning on May 1, 2013;
•	our right of first offer with respect to our sponsor’s Augusta acreage and other assets, which were retained; and
•	certain indemnification obligations.

The omnibus agreement can be amended by written agreement of all parties to the agreement. However, we may not agree to any amendment or modification that would, in the reasonable discretion of our general partner, be adverse in any material respect to the holders of our common units without prior approval of the conflicts committee. So long as our sponsor controls our general partner, the omnibus agreement will remain in full force and effect unless mutually terminated by the parties. If our sponsor ceases to control our general partner, the omnibus agreement will terminate.

Indemnification Obligations

Our sponsor’s indemnification obligations include certain liabilities relating to:

•

for a period of three years after the closing of the initial public offering, environmental liabilities, including (i) any violation or correction of violation of environmental laws associated with our assets, where a correction of violation would include assessment, investigation, monitoring, remediation, or other similar action and (ii) any event, omission or condition associated with the ownership of our assets (including the presence of hazardous materials), including (A) the cost and expense of any assessment, investigation, monitoring, remediation or other similar action and (B) the cost and expense of any environmental or toxic tort litigation, provided that the aggregate amount payable to us pursuant to this bullet point does not exceed $7,500;

•

until 60 days after the applicable statute of limitations, any of our federal, state and local income tax liabilities attributable to the ownership and operation of our assets and the assets of our subsidiaries prior to the closing of the initial public offering;

•

for a period of three years after the closing of the initial public offering, the failure to have all necessary consents and governmental permits where such failure renders us unable to use and operate our assets in substantially the same manner in which they were used and operated immediately prior to the closing of the initial public offering (subject to certain exceptions for the revocation or non-renewal of consents and governmental permits due to changes in laws, governmental regulations or certain other events outside of the control of our sponsor and our general partner);

•

for a period of three years after the closing of the initial public offering, our failure to have valid and indefeasible easement rights, rights-of-way, leasehold and/or fee ownership interest in the lands where our assets are located and such failure prevents us from using or operating our assets in substantially the same manner as operated immediately prior to the closing of the initial public offering; and

•	any losses, costs or damages incurred by us that are attributable to the ownership and operation of the assets our sponsor is contributing to us prior to the closing of the initial public.

[92]

In no event will our sponsor be obligated to indemnify us for any claims, losses or expenses or income taxes referred to above to the extent either (i) reserved for in our financial statements as of December 31, 2011, or (ii) we recover any such amounts under available insurance coverage, from contractual rights or other recoveries against any third party.

In addition, we will also agree to indemnify our sponsor from any losses, costs or damages incurred by our sponsor that are attributable to the ownership and operation of our assets and the assets of our subsidiaries following the closing of the initial public offering, subject to the same limitations on our sponsor’s indemnity to us.

Assignment of Customer Contract

Our sponsor has waived an existing right to require that we assign to the sponsor a long-term customer contract for sand produced by our Wyeville facility. This contract was initially scheduled to be assigned from the Wyeville facility to the Augusta facility on May 1, 2013, but will remain at Wyeville for the duration of the contract.

Right of First Offer With Respect to Augusta and Tomah Assets

Our sponsor has granted us, for a period of 3 years following our initial public offering, a right of first offer on its sand reserves and any related assets that have been or will be constructed on its current acreage in Augusta and another location (the “ROFO assets”) to the extent that our sponsor proposes to transfer a ROFO asset to a third party other than in connection with a sale of all or substantially all of its assets.

In the event our sponsor proposes to transfer any ROFO asset, it will first give notice to us of its intention to transfer such asset (a “ROFO notice”), and the ROFO notice will include any material terms and conditions as would be reasonably necessary for us to make a responsive offer to enter into the proposed transaction. We will have 15 days following the receipt of the ROFO notice to propose an offer to acquire the ROFO asset from our sponsor (a “ROFO response”), which proposal will include the terms on which we would be willing to enter into a binding agreement to acquire the assets. If we do not deliver a ROFO response within such 15-day period, then we will be deemed to have waived our right of first offer with respect to the ROFO asset in question, and our sponsor will be free to transfer the ROFO asset to any third party on terms and conditions determined in the sole discretion of our sponsor.

If we do submit a ROFO response, then we and our sponsor will be obligated to negotiate, in good faith, the terms of the purchase and sale of the ROFO asset for 10 days following our delivery of the ROFO response. If we are unable to reach a definitive agreement during such 10-day period, then our sponsor may transfer the ROFO asset to any third party on terms and conditions determined in the sole discretion of our sponsor.

Our sponsor and its affiliates are not restricted, under either our partnership agreement or the omnibus agreement, from competing with us. In particular, our sponsor’s Augusta facility competes with us for new and existing frac sand customers. Our sponsor may, except with respect to the right of first offer described above, acquire or dispose of frac sand reserves and processing facilities or other assets in the future without any obligation to offer us the opportunity to purchase those assets.

Assignment of Augusta Contracts

We have assigned all rights and obligations under certain of our contracts to the extent they relate to the Augusta facility to our sponsor. Pursuant to the terms of certain of these assigned contracts, such assignment will not relieve us of any liability under the contract, but our sponsor has agreed to fully and unconditionally indemnify us in connection with any loses we incur with regard to the assigned contracts from and after the date of the assignment.

Because of our indemnification rights, we will effectively have no rights, obligations or liability under the assigned contracts relating to the Augusta facility.

[93]

Registration Rights Agreement

In connection with our IPO on August 16, 2012, we entered into a registration rights agreement with our sponsor, pursuant to which we may be required to register the sale of the (i) common units issued (or issuable) to our sponsor pursuant to the contribution agreement, (ii) subordinated units and (iii) common units issuable upon conversion of the subordinated units or the Combined Interests (as defined in our partnership agreement) pursuant to the terms of the Partnership Agreement (together, the “Registrable Securities”) it holds. Under the registration rights agreement, our sponsor will have the right to request that we register the sale of Registrable Securities held by it, and our sponsor will have the right to require us to make available shelf registration statements permitting sales of Registrable Securities into the market from time to time over an extended period, subject to certain limitations. The registration rights agreement also includes provisions dealing with indemnification and contribution and allocation of expenses. All of our Registrable Securities held by our sponsor and any permitted transferee will be entitled to these registration rights.

Agreements with Affiliates in Connection with Our Acquisition of a Preferred Interest in Augusta

Contribution Agreement

On January 31, 2013, we entered into a contribution agreement that affected the transactions, including the acquisition by us of a preferred interest in Hi-Crush Augusta LLC in exchange for the issuance by us to our sponsor of 3,750,000 Class B Units representing limited partner interests in the Partnership and $37,500 in cash. While we believe this agreement is on terms no less favorable to any party than those that could have been negotiated with an unaffiliated third party, it was not the result of arm’s-length negotiations.

Amendment to Omnibus Agreement

Our sponsor has waived an existing right to require that the Partnership assign to the sponsor a long-term customer contract for sand produced by the Partnership’s Wyeville facility. This contract was initially scheduled to be assigned from the Wyeville facility to the Augusta facility on May 1, 2013, but will remain at Wyeville for the duration of the contract.

Amendment to Registration Rights Agreement

In connection with our acquisition of a preferred interest in the Augusta facility, the definition of “Registrable Securities” set forth in the registration rights agreement was amended to incorporate common units representing limited partner interests issuable upon conversion of the Class B Units issued pursuant to the contribution agreement, dated January 31, 2013.

Other Transactions with Related Persons

Effective August 16, 2012, in connection with our initial public offering and our sponsor’s contribution of the Wyeville facility and operations, we entered into a management services agreement with Hi-Crush Services, pursuant to which Hi-Crush Services provides certain management and administrative services to our general partner in connection with operating our business. Under this agreement, we reimburse Hi-Crush Services, on a monthly basis, for the allocable expenses that it incurs in its performance of the specified services. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expenses for individuals and entities that perform services for us or on our behalf. In addition, effective August 16, 2012, we entered into an agreement with our sponsor, pursuant to which the sponsor provides maintenance and capital spares to us in connection with the ongoing maintenance of our Wyeville facility. Our sponsor bills us for the approximate cost of such items. During the period from August 16 through December 31, 2012, we incurred $1,028 of management service expenses from Hi-Crush Services under the Services Agreement

In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other. During the period from August 16 through

[94]

December 31, 2012, we made payments of $9,866 to various suppliers, vendors or other counterparties on behalf of our sponsor. This balance was offset by $1,028 of management fees charged by our sponsor and $3,223 of net payments made by our sponsor on behalf of us. The balance of $5,615 is maintained as a current asset under the caption “Due from sponsor”, and was repaid on by our sponsor in February 2013.

On May 25, 2011, our sponsor entered into a management services agreement with Red Oak Capital Management LLC which is owned by two members who are also equity members in our sponsor. The agreement provides for certain management and administrative support services to be provided to our sponsor for a term of one year and that thereafter remains in place upon the same terms and conditions. Either party may terminate the agreement by delivering written notice within 90 days prior to the date of expiration of the initial term or any time after the expiration of the initial term, by delivering written notice 90 days prior to the desired date of termination. Our sponsor reimburses the Service Provider 95% of the Service Provider’s actual costs limited to $850 per year. These fees are included in general and administrative expenses. Total management fees under this agreement were $318 and $370 for the period from January 1 to August 15, 2012 and the year ended December 31, 2011, respectively. The management fee was $140 for the period from August 16 to December 31, 2012.

Through August 15, 2012, our sponsor paid quarterly director fees to non-management directors that may be members and/or holders of our sponsor’s debt through the date of the IPO. Total director fees were $62 and $60 for the period from January 1 to August 15, 2012 and the year ended December 31, 2011, respectively.

Between May 25, 2011 and July 20, 2012, our sponsor entered into various subordinated promissory notes with certain of its equity investors and their affiliates in an aggregate initial principal amount of $52,167. Borrowings under the subordinated promissory notes bore interest, at the sponsor’s option, at a rate of 10% for cash interest and 12% PIK interest. Accruals for PIK interest increased the outstanding principal balance of these promissory notes. The balances of the PIK interest and subordinated promissory notes were paid in full on August 21, 2012 with the proceeds of the sale of the common units by the sponsor. At December 31, 2011, there was $46,112 outstanding under the sponsor’s subordinated promissory notes, including $2,421 of PIK interest.

In order to fund a royalty termination payment, the sponsor entered into new subordinated promissory notes in July 2012 with certain of its equity investors and their affiliates in an aggregate initial principal amount of $14,981. Consistent with its existing subordinated promissory notes, borrowings under the new subordinated promissory notes bore interest, at the sponsor’s option, at a rate of 10% for cash interest and 12% for PIK interest. The balances of the PIK interest and subordinated promissory note, as retained by the sponsor, were paid in full by the sponsor on August 21, 2012 with the proceeds of the sale of the common units by the sponsor.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

The board of directors of our general partner has adopted policies for the review, approval and ratification of transactions with related persons and a written code of business conduct and ethics. Under our code of business conduct and ethics, a director is required to bring to the attention of the chief executive officer(s) or the board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the board in light of the circumstances, be determined by a majority of the disinterested directors. In determining whether to approve or ratify a transaction with a related party, the board of directors of our general partner will take into account, among other factors it deems appropriate, (1) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, (2) the extent of the related person’s interest in the transaction and (3) whether the interested transaction is material to the Partnership. Our partnership agreement contains detailed provisions regarding the resolution of conflicts of interest, as well as the standard of care the board of directors of our general partner must satisfy in doing so.

If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict will be

[95]

addressed by the board of directors of our general partner in accordance with the provisions of our partnership agreement. Such a conflict of interest may arise, for example, in connection with negotiating and approving the acquisition of any assets from our sponsor, including in connection with our right of first offer under the omnibus agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by the conflicts committee meeting the definitional requirements for such a committee under our partnership agreement. We do not expect that our code of business conduct and ethics or any policies that the board of directors of our general partner will adopt will require the approval of any transactions with related persons, including our sponsor, by our unitholders.

We expect to have the opportunity to acquire additional assets from our sponsor in the future, including in connection with our right of first offer provided in the omnibus agreement. Our sponsor or other affiliates of our general partner are free to offer properties to us on terms they deem acceptable. Under our code of business conduct and ethics, the board of directors of our general partner (or the conflicts committee, if the board of directors delegates the necessary authority to the conflicts committee) will be free to accept or reject any such offers and to negotiate any terms it deems acceptable to us and that the board of directors of our general partner or the conflicts committee will decide the appropriate value of any assets offered to us by affiliates of our general partner. In making such determination of value, the board of directors of our general partner or the conflicts committee are permitted to consider any factors they determine in good faith to consider. The board of directors or the conflicts committee will consider a number of factors in its determination of value, including, without limitation, operating data, reserve information, operating cost structure, current and projected cash flow, financing costs, the anticipated impact on distributions to our unitholders, the price outlook for frac sand, reserve life and the location and quality of the reserves.

Based on our code of business conduct and ethics, any executive officer is required to avoid conflicts of interest unless approved by the board of directors of our general partner.

In the case of any sale of equity by us in which an owner or affiliate of an owner of our general partner participates, our practice is to obtain approval of the board for the transaction. The board will typically delegate authority to set the specific terms to a pricing committee, consisting of one of the co-chief executive officers and one independent director. Actions by the pricing committee require unanimous approval.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Our general partner is responsible for the Partnership’s internal controls and the financial reporting process. The independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), is responsible for performing independent audits of the Partnership’s consolidated financial statements and issuing an opinion on the conformity of those audited financial statements with United States generally accepted accounting principles. The audit committee monitors the Partnership’s financial reporting process and reports to the board of directors on its findings.

Prior to us becoming a public company, in 2012 our sponsor selected and engaged PwC as its independent registered public accounting firm to audit the consolidated financial statements of our sponsor for the fiscal year ending December 31, 2011 and 2010. The audit committee of the board of directors of our general partner selected and engaged PwC to audit our consolidated financial statements for the year ended December 31, 2012.

In connection with our initial public offering and the formation of our audit committee, the board of directors of our general partner adopted a policy for pre-approving the services and associated fees of the our independent registered public accounting firm. Under this policy, the audit committee must pre-approve all services and associated fees provided to us by its independent registered public accounting firm, with certain exceptions described in the policy.

All PwC services and fees in fiscal 2012, 2011 and 2010 were pre-approved by our sponsor or the board of directors of our general partner, as applicable.

[96]

The following table presents fees billed or expected to be billed for professional audit services and other services rendered to the Partnership by PwC for the periods ended December 31, 2012, 2011 and 2010 (in thousands).

		Period From		Period From						Period From
		August 16 Through December 31, 2012		January 1 Through August 15, 2012		Year Ended 2012		Year Ended 2011		Inception Through December 31, 2010
		Successor		Predecessor		Combined		Predecessor		Predecessor
Audit Fees	$	401	$	231	$	632	$	70	$	-
All Other Fees (1)		144		131		275		8		2
Audit-Related Fees (2)		78		167		245		-		-
Tax Fees (3)		-		62		62		-		-

Total Fees paid to PwC	$	623	$	591	$	1,214	$	78	$	2

(1)	Represents fees related to tax compliance and consulting
(2)	Represents fees related to offering documents
(3)	Represents fees related to tax return preparation

The audit committee has established procedures for engagement of PwC to perform services other than audit, review and attest services. In order to safeguard the independence of PwC, for each engagement to perform such non-audit service, (a) management and PwC affirm to the audit committee that the proposed non-audit service is not prohibited by applicable laws, rules or regulations; (b) management describes the reasons for hiring PwC to perform the services; and (c) PwC affirms to the audit committee that it is qualified to perform the services. The audit committee has delegated to its chair its authority to pre-approve such services in limited circumstances, and any such pre-approvals are reported to the audit committee at its next regular meeting. All services provided by PwC in 2012 were audit-related or tax and are permissible under applicable laws, rules and regulations and were pre-approved by the board of directors of our general partner in accordance with its procedures. In 2012, the board of directors of our general partner considered the amount of non-audit services provided by PwC in assessing its independence.

[97]

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our Consolidated/Combined Financial Statements are included under Part II, Item 8 of this Annual Report on Form 10-K. For a listing of these statements and accompanying footnotes, please read “Index to Financial Statements” on page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following documents are filed as a part of this Annual Report on Form 10-K or incorporated by reference:

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Hi-Crush Partners LP (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

3.2	Second Amended and Restated Agreement of Limited Partnership of Hi-Crush Partners LP, dated January 31, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

4.1	Registration Rights Agreement by and between Hi-Crush Partners LP and Hi-Crush Proppants LLC dated August 20, 2012 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012).

4.2	First Amendment to Registration Rights Agreement by and between Hi-Crush Partners LP and Hi-Crush Proppants LLC, dated January 31, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

10.1	Credit Agreement, dated August 21, 2012, among Hi-Crush Partners LP, Amegy Bank National Association and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2012).

10.2	Consent and First Amendment, dated January 31, 2013 among Hi-Crush Partners LP, Amegy Bank National Association and the lenders named therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

10.3	Management Services Agreement dated effective August 16, 2012, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Services LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2012).

10.4	Maintenance and Capital Spare Parts Agreement dated effective August 16, 2012, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2012).

10.5	Contribution, Assignment and Assumption Agreement by and among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated August 15, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012).

10.6	Contribution Agreement by and among Hi-Crush Partners LP, Hi-Crush Augusta LLC and Hi-Crush Proppants LLC, dated January 31, 2013 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

10.7	Omnibus Agreement by and among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated August 20, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012).

10.8	First Amendment to Omnibus Agreement, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated January 31, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

[98]

Exhibit Number	Description

10.9†	Hi-Crush Partners LP Long-Term Incentive Plan, adopted as of August 15, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012).

10.10†	Employment Agreement, dated May 25, 2011, between Hi-Crush Proppants LLC and Robert E. Rasmus (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

10.11†	Employment Agreement, dated May 25, 2011, between Hi-Crush Proppants LLC and James M. Whipkey (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

10.12†	Employment Agreement, dated May 25, 2011, between Hi-Crush Proppants LLC and Jefferies V. Alston, III (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

10.13†	Letter Agreement, dated July 13, 2012, between Hi-Crush Proppants LLC and Robert E. Rasmus (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 25, 2012).
10.14†	Letter Agreement, dated July 13, 2012, between Hi-Crush Proppants LLC and James M. Whipkey (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 25, 2012).

10.15†	Letter Agreement, dated July 13, 2012, between Hi-Crush Proppants LLC and Jefferies V. Alston, III (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 25, 2012).

10.16	Management Services Agreement, dated May 25, 2011 between Red Oak Capital Management LLC and Hi-Crush Proppants LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 25, 2012).

10.17+	Supply Agreement, effective as of January 11, 2011, between Weatherford Artificial Lift Systems, Inc. and Hi-Crush Operating LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

10.18+	Supply Agreement, effective as of May 24, 2011, between Halliburton Energy Services, Inc. and Hi-Crush Operating LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

10.19+	First Amendment to Supply Agreement, effective as of November 23, 2011, between Halliburton Energy Services, Inc. and Hi-Crush Operating LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

10.20+	Supply Agreement, effective as of May 1, 2012, between Baker Hughes Oilfield Operations, Inc. and Hi-Crush Operating LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

10.21+	First Amendment to Supply Agreement, effective as of May 1, 2012, between Baker Hughes Oilfield Operations, Inc. and Hi-Crush Operating LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

10.22+	Supply Agreement, effective as of May 1, 2012, between FTS International Services, LLC and Hi-Crush Operating LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

10.23+	Royalty Agreement dated as of January 10, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

10.24+	Royalty Agreement dated as of March 17, 2011 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

21.1	List of Subsidiaries of Hi-Crush Partners LP

23.1	Consent of John T. Boyd Company

23.2	Consent of PropTester, Inc.

23.3	Consent of Stim-Lab, Inc.

23.4	Consent of The Freedonia Group, Inc.

[99]

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.3	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)
32.3	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith. (1)
95.1	Mine Safety Disclosure Exhibit
101	Interactive Data Files- XBRL

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
†	Compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to portions of this exhibit.

[100]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of March, 2013.

HI-CRUSH PARTNERS LP

By:	Hi-Crush GP LLC, its general partner

By:	/s/ Laura C. Fulton
Laura C. Fulton Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below

Hi-Crush Partners LP (Registrant)

By: Hi-Crush GP LLC, its general partner

Name	Capacity	Date
/s/ Robert E. Rasmus	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2013
Robert E. Rasmus

/s/ James M. Whipkey	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2013
James M. Whipkey

/s/ Laura C. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2013
Laura C. Fulton

/s/ John F. Affleck-Graves	Director	March 13, 2013
John F. Affleck-Graves

/s/ Jefferies V. Alston, III	Director	March 13, 2013
Jefferies V. Alston, III

/s/ Robert L. Cabes, Jr.	Director	March 13, 2013
Robert L. Cabes, Jr.

/s/ John R. Huff	Director	March 13, 2013
John R. Huff

/s/ Trevor M. Turbidy	Director	March 13, 2013
Trevor M. Turbidy

/s/ Steven A. Webster	Director	March 13, 2013
Steven A. Webster

/s/ Joseph C. Winkler III	Director	March 13, 2013
Joseph C. Winkler III

[101]

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4
Consolidated Statement of Operations for the years ended December 31, 2012 and 2011 and the period from October 28, 2010 (inception) to December 31, 2010	F-5
Consolidated Statement of Cash Flows for the years ended December 31, 2012 and 2011 and the period from October 28, 2010 (inception) to December 31, 2010	F-6
Consolidated Statement of Predecessor Members’ Capital for the period from October 28, 2010 (inception) to August 15, 2012	F-7
Consolidated Statement of Successor Partners’ Capital for the period from May 8, 2012 (inception) to December 31, 2012	F-8
Notes to Consolidated Financial Statements	F-9

HI-CRUSH PARTNERS LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hi-Crush GP LLC and Unitholders of Hi-Crush Partners LP

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, changes in partners’ capital and cash flows, present fairly, in all material respects, the financial position of Hi-Crush Partners LP and its subsidiaries (the “Partnership”) at December 31, 2012 and the results of their operations and their cash flows for the period from August 16, 2012 to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 13, 2013

HI-CRUSH PARTNERS LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hi-Crush GP LLC and Unitholders of Hi-Crush Partners LP:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in members’ capital and cash flows present fairly, in all material respects, the financial position of Hi-Crush Proppants LLC and its subsidiaries (the “Predecessor”) at December 31, 2011 and the results of their operations and their cash flows for the period from January 1, 2012 to August 15, 2012, for the year ended December 31, 2011 and for the period from October 28, 2010 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 13, 2013

HI-CRUSH PARTNERS LP

Consolidated Balance Sheets

(In thousands, except unit amounts)

		December 31, 2012		December 31, 2011
		Successor		Predecessor
Assets
Current assets:
Cash	$	10,498	$	11,054
Restricted cash		-		30
Accounts receivable		8,199		4,026
Inventories		3,541		2,374
Due from sponsor		5,615		-
Prepaid expenses and other current assets		393		294

Total current assets		28,246		17,778

Property, plant and equipment, net		72,844		52,708
Deferred charges, net		1,095		1,743

Total assets	$	102,185	$	72,229

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$	1,977	$	4,954
Accrued liabilities		1,755		866
Deferred revenue		1,715		9,178

Total current liabilities		5,447		14,998
Long-term debt		-		46,112
Asset retirement obligation, net		1,555		832

Total liabilities		7,002		61,942
Commitments and contingencies
Partners’ capital:
Predecessor equity		-		10,287
General partner interest		-		-
Limited partner interest, 27,280,702 units outstanding		95,183		-

Total partners’ capital		95,183		10,287

Total liabilities and partners’ capital	$	102,185	$	72,229

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP

Consolidated Statement of Operations

(In thousands, except unit and per unit amounts)

		Period From August 16 Through December 31, 2012		Period From January 1 Through August 15, 2012		For the Year Ended December 31, 2011		Period From Inception Through December 31, 2010
		Successor		Predecessor		Predecessor		Predecessor

Statement of Operations Data:

Revenues	$	28,858	$	46,776	$	20,353	$	-

Cost of goods sold		7,145		13,336		6,447		-

Gross profit		21,713		33,440		13,906		-

Operating costs and expenses:

General and administrative expenses		2,795		4,631		2,324		26

Exploration expense		91		539		381		-

Accretion of asset retirement obligation		56		16		28		-

Income from operations		18,771		28,254		11,173		(26)

Other (income) expense:

Other income		-		(6)		-		-

Interest expense		263		3,240		1,893		-

Net income (loss)	$	18,508	$	25,020	$	9,280	$	(26)

Earnings per unit:

Common units	$	0.68

Subordinated units	$	0.68

Limited Partner Units Outstanding:

Common units		13,640,351

Subordinated units		13,640,351

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP

Consolidated Statements of Cash Flows

(In thousands)

	Period From August 16 Through December 31, 2012	Period From January 1 Through August 15, 2012	Year Ended December 31, 2011	Period From October 28, 2010 (Inception) Through December 31, 2010
	Successor	Predecessor	Predecessor	Predecessor
Operating activities:
Net income (loss)	$18,508	$25,020	$9,280	$(26)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	863	1,089	449	-
Amortization of deferred charges into interest expense	105	364	154	-
Accretion of asset retirement obligation	56	16	28	-
Interest expense converted into principal	-	3,083	2,421	-
Changes in operating assets and liabilities:
Accounts receivable	4,254	(8,698)	(4,026)	-
Prepaid expenses and other current assets	(368)	(4,549)	(294)	-
Inventories	362	(2,052)	(2,374)	-
Accounts payable	(375)	2,814	3,156	12
Accrued liabilities	(145)	2,161	816	-
Deferred revenue	(4,876)	(2,588)	9,178	-

Net cash provided by (used in) operating activities	18,384	16,660	18,788	(14)

Investing activities:
Capital expenditures for property, plant and equipment	(2,239)	(80,075)	(50,169)	(72)
(Increase) decrease in restricted cash	-	30	(30)	-
Other assets	-	-	-	(250)

Net cash used in investing activities	(2,239)	(80,045)	(50,199)	(322)

Financing activities:
Proceeds from issuance of long-term debt	-	63,985	48,692	-
Repayment of long-term debt	-	(1,250)	(5,000)	-
Affiliate financing, net	(5,615)	-	-	-
Loan origination costs	(143)	(1,462)	(1,924)	-
Distributions paid	(6,479)	(225)	-	-
Contributions received	4,606	-	697	336

Net cash (used in) provided by financing activities	(7,631)	61,048	42,465	336

Net increase (decrease) in cash	8,514	(2,337)	11,054	-
Cash:
Beginning of period	1,984	11,054	-	-

End of period	$10,498	$8,717	$11,054	$-

Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities for additions to property, plant and equipment	$1,012	$9,345	$1,544	$292
Increase (decrease) in accounts payable for loan origination costs	(56)	1,238	-	-
Non-cash component of capital contribution by sponsor to the Partnership	81,170	-	-	-
Non-cash transfer of other assets and deferred charges to property, plant and equipment	-	-	277	-
Distribution to a related party	-	-	(400)	-
Contribution from an affiliate	-	-	400	-
Increase in property, plant and equipment for asset retirement obligation	-	-	804	-
Cash paid for interest, net of amount capitalized	63	90	-	-

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP

Predecessor Consolidated Statement of Members’ Capital

(In thousands)

	Members’ Equity	Accumulated Earnings	Total Members’ Capital
Balance at October 28, 2010 (Inception)	$-	$-	$-

Contributions	336	-	336

Net loss	-	(26)	(26)

Balance at January 1, 2011	336	(26)	310

Distributions	(400)	-	(400)

Contributions	1,097	-	1,097

Net income	-	9,280	9,280

Balance at December 31, 2011	1,033	9,254	10,287

Net income	-	25,020	25,020

Cash distributions	(225)	-	(225)

Balance at August 15, 2012	$808	$34,274	$35,082

See Notes to Consolidated Financial Statements

HI-CRUSH PARTNERS LP

Successor Consolidated Statement of Partners’ Capital

(In thousands)

		General Partner Capital		Limited Partners
				Public Common Unit Capital		Sponsor Common Unit Capital		Sponsor Subordinated Unit Capital		Total Limited Partner Capital		Total Partner Capital
Balance at May 8, 2012 (Inception)	$	-	$	-	$	-	$	-	$	-	$	-
Contribution of net assets on August 16, 2012		-		39,435		2,142		41,577		83,154		83,154
Net income from August 16, 2012 to December 31, 2012		-		8,777		477		9,254		18,508		18,508
Distributions		-		(3,073)		(166)		(3,240)		(6,479)		(6,479)

Balance at December 31, 2012	$	-	$	45,139	$	2,453	$	47,591	$	95,183	$	95,183

See Notes to Consolidated Financial Statements

HI-CRUSH PARTNERS LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

1. Business and Organization

Hi-Crush Partners LP (together with its subsidiaries, the “Partnership”) is a Delaware limited partnership formed on May 8, 2012 to acquire selected sand reserves and related processing and transportation facilities of Hi-Crush Proppants LLC. The Partnership is engaged in the excavation and processing of raw frac sand for use in hydraulic fracturing operations for oil and natural gas wells. In connection with its formation, the Partnership issued (a) a non-economic general partner interest to Hi-Crush GP LLC (the “General Partner”), and (b) a 100.0% limited partner interest to Hi-Crush Proppants LLC (the “sponsor”), its organizational limited partner.

Through August 15, 2012, Hi-Crush Proppants LLC owned 100% of the sand reserves and related excavation and processing facilities located in Wyeville, Wisconsin (“Wyeville Plant”). On August 16, 2012, the sponsor contributed its ownership of Hi-Crush Chambers LLC, Hi-Crush Railroad LLC, Hi-Crush Wyeville LLC, Hi-Crush Operating LLC and $4,606 of cash to the Partnership (the “Contribution”). In addition, the sponsor agreed to (1) convert all $23,916 of consolidated net intercompany receivables due from the Partnership into capital and (2) assume via capital contribution $10,028 of outstanding accounts payable maintained by Hi-Crush Operating LLC as of the transaction date. In return, the Partnership issued 13,640,351 common units and 13,640,351 subordinated units to the sponsor. In connection with this transaction, the Partnership also completed an initial public offering through the sale of 12,937,500 of the common units by the sponsor.

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

On January 31, 2013, the Partnership entered into an agreement with the sponsor to acquire an interest in Hi-Crush Augusta LLC, the entity that owns the sponsor’s Augusta raw frac sand processing facility, for $37,500 in cash and 3.75 million of newly issued convertible Class B units in the Partnership. The sponsor will not receive distributions on the Class B units unless certain thresholds are met and until they convert into common units. The preferred interest in Augusta entitles the Partnership to a preferred distribution of $3,750 per quarter, or $15,000 annually.

2. Basis of Presentation

The consolidated financial statements through August 15, 2012 include the consolidated results of operations and cash flows, as well as the financial position of the sponsor (Predecessor). In early 2011, the sponsor acquired land in Monroe County, Wisconsin for the purpose of excavating sand for sale into the oil and natural gas markets. In June 2011, the sponsor completed its construction of the Wyeville Plant in order to process sand excavated from the Monroe County, Wisconsin site, with its first shipments occurring on July 21, 2011.

The consolidated financial statements from August 16, 2012 through December 31, 2012 include the consolidated results of operations and cash flows of the Partnership (Successor). The balance sheet as of December 31, 2012 includes only the financial position of the Partnership, including the retained earnings of the Partnership’s operations from August 16 through December 31, 2012.

3. Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant estimates relate to our estimates and assumptions for our mineral reserves and its impact on calculating our depreciation and depletion expense under the units-of-production depreciation method, assessing potential impairment of long-lived assets, estimating potential loss contingencies and estimated cost of future asset retirement obligations. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.

Deferred Charges

Certain direct costs incurred in connection with debt financing have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the debt. Amortization expense is included in interest expense and was $105 for the period from August 16, 2012 to December 31, 2012, $364 for the period from January 1, 2012 to August 15, 2012 and $154 for the year ended December 31, 2011.

The following is a summary of future amortization expense associated with deferred charges:

For the years ending December 31,
2013	$300
2014	300
2015	300
2016	195

Total	$1,095

Inventories

The sand inventory consists of raw material (sand that has been excavated but not processed), work-in-progress (sand that has undergone some of the process but not all) and finished product (sand that has been processed and is ready for sale). The spare parts inventory consists of critical spares, materials and supplies. Detail reviews are performed related to the net realizable value of the spare parts inventory, giving consideration to quality, excessive levels, obsolescence and other factors.

The sand inventory is stated at the lower of cost or market using the average cost method. Costs applied to the inventory include direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpiles tonnages are calculated by measuring the number of tons added and removed from the stockpile. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile.

Spare parts inventory is accounted for on a first-in, first-out basis, at the lower cost or market.

Property, Plant and Equipment

Additions and improvements occurring through the normal course of business are capitalized at cost. When assets are retired or disposed of, the cost and the accumulated depreciation and depletion are eliminated from the accounts and any gain or loss is reflected in the income statement. Expenditures for normal repairs and maintenance are expensed as incurred. Construction-in-progress is primarily comprised of machinery and equipment which has not been placed in service.

Mine development costs include engineering, mineralogical studies, drilling and other related costs to develop the mine, the removal of overburden to initially expose the mineral and building access ways. Exploration costs are expensed as incurred and classified as exploration expense. Capitalization of mine development project costs begins once the deposit is classified as proven and probable reserves.

Drilling and related costs are capitalized for deposits where proven and probable reserves exist and the activities are directed at obtaining additional information on the deposit or converting non-reserve minerals to proven and probable reserves and the benefit is to be realized over a period greater than one year.

Mine development costs are amortized using the units-of-production (“UOP”) method on estimated measured tons in in-place reserves. The impact of revisions to reserve estimates is recognized on a prospective basis.

Capitalized costs incurred during the year for major improvement and capital projects that are not placed in service are recorded as construction-in-progress. Construction-in-progress is not depreciated until the related assets or improvements are ready to be placed in service. We capitalize interest cost as part of the historical cost of constructing an asset and getting it ready for its intended use. These interest costs are included in the property, plant and equipment line in the balance sheet. The Partnership did not capitalize any interest for the period from August 16, 2012 to December 31, 2012. Capitalized interest was $1,739 for the period from January 1, 2012 to August 15, 2012 and $756 for the year ended December 31, 2011.

Fixed assets other than plant facilities and buildings associated with productive, depletable properties are carried at historical cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Computer equipment	3 years
Furniture and fixtures	7 years
Vehicles	5 years
Equipment	5-15 years
Rail spur and asset retirement obligation	33 years

Plant facilities and buildings associated with productive, depletable properties that contain frac sand reserves are carried at historical cost and are depreciated using the units-of-production method. Units-of-production rates are based on the amount of proved developed frac sand reserves that are estimated to be recoverable from existing facilities using current operating methods.

The sponsor was in a developmental stage from the date of formation until the Wyeville Plant was deemed to be operational on July 21, 2011.

Impairment of Long-lived Assets

Recoverability of investments in property, plant and equipment and mineral rights is evaluated annually. Estimated future undiscounted net cash flows are calculated using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. Reductions in the carrying value of our investment are only recorded if the undiscounted cash flows are less than our book basis in the applicable assets.

Impairment losses are recognized based on the extent that the remaining investment exceeds the fair value, which is determined based upon the estimated future discounted net cash flows to be generated by the property, plant and equipment and mineral rights.

Management’s estimates of prices, recoverable proven and probable reserves and operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investments in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term, which could adversely affect management’s estimate of the net cash flows expected to be generated from its operating property. No impairment charges were recorded during 2012, 2011 or 2010.

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

The Partnership sells its products primarily under long-term take-or-pay supply agreements, the current terms of which expire between 2014 and 2016. These agreements were originally entered into by the sponsor, and were assigned to the Partnership in connection with the Contribution. The take-or-pay agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase.

Deferred Revenue

In January 2011, the sponsor received $16,500 in an advance payment from a customer for a certain volume of product to be delivered over a one-year period starting in July 2011. Revenue was recognized as product was delivered and the deferred revenue obligation was recognized over the one-year period ended June 30, 2012. At December 31, 2011, the remaining deferred revenue balance associated with this advance prepayment was $9,178. In July 2012, the sponsor received an $8,250 advance payment from a customer for a certain volume of frac sand to be delivered over the six-month period beginning in July 2012. As of August 15, 2012, the outstanding balance under this obligation was $6,590 while the cash held by the Partnership was $1,984. As a result, the sponsor made a cash contribution of $4,606 to align the cash balance with the outstanding balance under this advance. As of December 31, 2012, the remaining deferred revenue balance associated with this advance prepayment was $1,715.

Asset Retirement Obligation

In accordance with Accounting Standards Codification (“ASC”) 410-20, Asset Retirement Obligations, we recognize reclamation obligations when incurred and record them as liabilities at fair value. In addition, a corresponding increase in the carrying amount of the related asset is recorded and depreciated over such asset’s useful life. The reclamation liability is accreted to expense over the estimated productive life of the related asset and is subject to adjustments to reflect changes in value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs.

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

Net Income per Limited Partner Unit

We have identified the General Partner’s incentive distribution rights (“IDRs”) as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. As of December 31, 2012, the weighted-average number of units outstanding equals the total number of units outstanding. Diluted net income per unit includes the effects of potentially dilutive units on our subordinated and common units. Basic and diluted net income per common and subordinated unit are the same as there are no potentially dilutive subordinated units outstanding.

Income Taxes

The Partnership and sponsor are pass-through entities and are not considered taxing entities for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At December 31, 2012 and 2011, the Partnership and sponsor did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.

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

4. Initial Public Offering

On August 16, 2012, we completed our initial public offering (“IPO”) of 11,250,000 common units representing limited partner interests in the Partnership at a price to the public of $17.00 per common unit. Total net proceeds paid to our sponsor from the sale of common units in our IPO were $179,536 after taking into account our underwriting discount of $11,714. Our sponsor received all proceeds from the IPO and incurred capitalized transaction costs of $3,383 through September 30, 2012. These capitalized transaction costs were retained by the sponsor. On August 16, 2012, our underwriters exercised their option to purchase an additional 1,687,500 common units for $26,930. As a result, total net proceeds were $206,466 from the sale of 12,937,500 total common units to the public.

The following table outlines the consolidated net assets contributed to the Partnership on August 16, 2012:

Assets:
Cash	$	1,984
Accounts receivable		12,453
Inventories		4,085
Due from sponsor		4,606
Prepaid expenses and other current assets		26
Property, plant and equipment, net		69,623
Deferred charges, net		1,113

Total Assets	$	93,890

Liabilities:
Accounts payable	$	1,397
Accrued liabilities		1,901
Deferred revenue		6,590
Asset retirement obligation		848

Total liabilities		10,736

Net assets contributed to the Partnership	$	83,154

The following is a reconciliation of the Predecessor’s equity as of August 15, 2012 and total net assets contributed to the Partnership on August 16, 2012:

Predecessor Members’ Capital – August 15, 2012	$	35,082
Net liabilities of non-contributed sponsor entities		9,522

Members’ capital attributable to entities contributed to the Partnership		44,604
Conversion of debts payable by Partnership entities to sponsor		23,916
Assumption of payables held by Partnership entities by sponsor		10,028
Cash contribution commitment from sponsor		4,606

Net Assets Contributed to Partnership – August 16, 2012	$	83,154

As a result of our IPO, our sponsor entered into or amended the following agreements:

Amended and Restated Agreement of Limited Partnership of Hi-Crush Partners LP

On August 20, 2012, the Partnership amended and restated its Limited Partnership Agreement to establish the organizational framework for a public master limited partnership. On January 31, 2013, the Partnership amended and restated its amended and restated Limited Partnership Agreement to, among other things, provide for the creation of the Class B Units. See Note 8 – Equity.

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

The omnibus agreement had provided that we would assign to our sponsor all of our rights and obligations under our long-term take-or-pay contract with one customer as of May 1, 2013, and our sponsor would have been obligated to accept such assignment and assume our obligations under such contract. On January 31, 2013, in connection with the Partnership’s agreement with the sponsor to acquire an interest in Hi-Crush Augusta LLC, the entity that owns the sponsor’s Augusta raw frac sand processing facility, the take-or-pay contract that was subject to the May 1, 2013 assignment will no longer be assigned. As such, the contract will remain with the Partnership and continue to be fulfilled by the Wyeville Plant for the remainder of its term. In addition, the omnibus agreement also grants us, for a period of three years from the effective date of the agreement, a right of first offer on our sponsor’s sand reserves and any related assets that have been or will be constructed on its current acreage in Augusta, Wisconsin in the event our sponsor proposes to transfer such reserves and assets to a third party other than in connection with a sale of all or substantially all of its assets.

Services Agreements

Effective August 16, 2012, we entered into a services agreement (the “Services Agreement”) by and among our General Partner, Hi-Crush Services LLC (“Hi-Crush Services”), a wholly-owned subsidiary of the sponsor, and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to our General Partner to assist in operating our business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expense for individuals and entities that perform services for us or on our behalf. Hi-Crush Services and its affiliates will not be liable to us for its performance of services under the Services Agreement except a liability resulting from gross negligence.

In addition, effective August 16, 2012, we entered into an agreement with our sponsor, pursuant to which the sponsor provides maintenance and capital spares to us in connection with the ongoing maintenance of our Wyeville facility. Our sponsor will bill us for the approximate cost of such items.

Long-Term Incentive Plan

On August 21, 2012, the General Partner adopted the Hi-Crush Partners LP Long Term Incentive Plan (the “Plan”) for employees, consultants and directors of the General Partner and those of its affiliates, including the sponsor, who perform services for the Partnership. The Plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights, and performance awards. The Plan limits the number of common units that may be delivered pursuant to awards under the plan to 1,364,035 units. Common units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The Plan will be administered by the General Partner’s Board of Directors or a committee thereof. As of December 31, 2012, no units were issued under the Plan. On January 30, 2013, we issued 5,522 common units were granted to our independent directors, Mr. Winkler and Mr. Affleck-Graves.On January 31, 2013, the Partnership entered into an agreement with the sponsor to acquire an interest in Hi-Crush Augusta LLC, the entity that owns the sponsor’s Augusta raw frac sand processing facility, for $37,500 in cash and 3.75 million of newly issued convertible Class B units in the Partnership. The sponsor will not receive distributions on the Class B units unless certain thresholds are met and until they convert into common units. The preferred interest in Augusta entitles the Partnership to a preferred distribution of $3,750 per quarter, or $15,000 annually.

5. Inventories

Inventories consisted of the following:

		December 31, 2012		December 31, 2011
		Successor		Predecessor
Raw material	$	124	$	-
Work-in-progress		3,280		2,095
Finished goods		4		-
Spare parts		133		279

	$	3,541	$	2,374

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

		December 31, 2012		December 31, 2011
		Successor		Predecessor
Buildings	$	417	$	417
Mining property and mine development		24,156		8,939
Plant and equipment		43,767		27,539
Rail and rail equipment		5,499		5,232
Construction-in-progress		1,380		11,085

		75,219		53,212
Less: Accumulated depreciation and depletion		(2,375)		(504)

	$	72,844	$	52,708

Depreciation and depletion expense was as follows during the periods presented:

Predecessor Periods
Year ended December 31, 2010	$-
Year ended December 31, 2011	449
Period from January 1 through August 15, 2012	1,089
Successor Period
Period from August 16 through December 31, 2012	$863

7. Long-Term Debt

Long-term debt consisted of the following:

		December 31, 2012		December 31, 2011
		Successor		Predecessor
Subordinated promissory note agreements with related parties due in July 2016 plus cash or paid-in-kind interest	$	-	$	46,112

		-		46,112
Less: current portion of long-term debt		-		-

	$	-	$	46,112

Subordinated Promissory Notes

Between May 25, 2011 and July 20, 2012, the sponsor entered into various subordinated promissory notes with certain of its equity investors and their affiliates in an aggregate initial principal amount of $52,167. Borrowings under the subordinated promissory notes bore interest, at the sponsor’s option, at a rate of 10% for cash interest and 12% for paid-in-kind interest (“PIK interest”). Accruals for PIK interest increased the outstanding principal balance of these promissory notes. The balances of the PIK interest and subordinated promissory notes were paid in full on August 21, 2012 with the proceeds of the sale of the common units by the sponsor. At December 31, 2011, there was $46,112 outstanding under the sponsor’s subordinated promissory notes, including $2,421 of PIK interest.

New Subordinated Promissory Notes

In order to fund a royalty termination payment (See Note 11—Commitments and Contingencies), the sponsor entered into new subordinated promissory notes in July 2012 with certain of its equity investors and their affiliates in an aggregate initial principal amount of $14,981. Consistent with its existing subordinated promissory notes, borrowings under the new subordinated promissory notes bore interest, at the sponsor’s option, at a rate of 10% for cash interest and 12% for PIK interest. The balances of the PIK interest and subordinated promissory note, as retained by the sponsor, were paid in full by the sponsor on August 21, 2012 with the proceeds of the sale of the common units by the sponsor.

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

All of the sponsor’s long-term debt outstanding at December 31, 2011 was guaranteed by its subsidiaries. The sponsor retained the Sponsor’s Credit Facility and related borrowings. In addition, as of August 21, 2012, the Sponsor Credit Facility was no longer guaranteed by the subsidiaries contributed to the Partnership. As such, the sponsor’s long-term debt is not reflected on the Partnership’s December 31, 2012 balance sheet.

On August 21, 2012, the sponsor entered into that certain consent and third amendment to the Sponsor Credit Facility, whereby the lending banks, among other things, (i) consented to the consummation of the initial public offering of the Partnership, (ii) released and discharged certain credit parties in connection with the initial public offering.

Partnership Credit Facility

On August 21, 2012, the Partnership entered into a credit agreement (the “Credit Agreement”) providing for a new $100,000 senior secured revolving credit facility (the “Credit Facility”) with a term of four years. The Credit Facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. The Credit Facility has an accordion feature that allows the Partnership to increase the available revolving borrowings under the facility up to an aggregate amount of $200,000, subject to the Partnership receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. Borrowings under the Credit Facility are secured by substantially all of the Partnership’s assets. As of December 31, 2012, we had no indebtedness and $98,500 of undrawn borrowing capacity ($100,000, net of $1,500 letter of credit commitments) under our $100,000 million revolving credit facility.

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

On January 31, 2013, the Partnership entered into a consent and first amendment whereby the lending banks, among other things, (i) consented to the amendment and restatement of the partnership agreement of the Partnership and (ii) agreed to amend the Credit Agreement to permit the acquisition by the Partnership of a preferred equity interest in Hi-Crush Augusta LLC. In connection with our acquisition of a preferred equity interest in Hi-Crush Augusta LLC, we drew $38,250 under our revolving credit facility. The outstanding balance carries an interest rate of 2.70% as of January 31, 2013.

8. Equity

As of December 31, 2012, our sponsor owned 702,851 common units and 13,640,351 subordinated units representing a 52.6% ownership interest in the Partnership. In addition, the sponsor is the owner of our General Partner.

Subordinated Class B Units

On January 31, 2013, the Partnership issued 3,750,000 subordinated Class B Units and paid $37,500 in cash to the sponsor in return for 100,000 preferred equity units in the sponsor’s Augusta facility. Our sponsor will not receive distributions on the Class B Units until converted into common units of the Partnership. The Class B Units are eligible for conversion into common units once we have, for two consecutive quarters, (i) earned $2.31 per common unit, subordinated unit and Class B Unit on an annualized basis and (ii) paid $2.10 per unit in annualized distributions on each common and subordinated unit, or 110% of the current minimum quarterly distribution for a period of two consecutive quarters, and our general partner has determined, with the concurrence of the conflicts committee of the board of directors of our general partner, that we are expected to maintain such performance for at least two succeeding quarters.

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

On October 19, 2012, we declared our first cash distribution totaling $6,480, or $0.2375 per common and subordinated unit. The distribution was calculated based on our minimum quarterly distribution of $0.4750, prorated for the period from August 16 to September 30, 2012. This distribution was paid on November 15, 2012 to unitholders of record on November 1, 2012. No distributions were declared for our holders of incentive distribution rights.

On January 17, 2013, we declared a cash distribution for the fourth quarter of 2012 of $0.4750 per common and subordinated unit. This represented the second distribution declared by us and corresponds to the minimum quarterly distribution of $0.4750 per unit, or $1.90 on an annualized basis. This distribution was paid on February 15, 2013 to all unitholders of record on February 1, 2013. No distributions were declared for our holders of incentive distribution rights.

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

Net income attributable to our limited partner unit holders is as follows during the period from August 16 through December 31, 2012 (in thousands, except per unit amounts):

		Common Unitholders		Subordinated Unitholders
Distributions during the period	$	3,240	$	3,240
Subsequent distributions declared (See Note 13)		6,479		6,479
Undistributed earnings (deficit)		(465)		(465)

Limited partners’ interest in net income subsequent to IPO	$	9,254	$	9,254

Subsequent distributions declared (per unit)	$	0.4750	$	0.4750

During the period from August 16 through December 31, 2012, no net income was attributable to our incentive distribution rights holders.

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

The total management and director fees incurred were as follows:

		Management Fee		Director Fees
Predecessor Periods
Year ended December 31, 2010	$	-	$	-
Year ended December 31, 2011		370		60
Period from January 1 through August 15, 2012		318		62
Successor Periods
Period from August 16 through December 31, 2012	$	140	$	-

During the period from August 16 through December 31, 2012, the Partnership incurred $1,028 of management service expenses from Hi-Crush Services under the Services Agreement discussed in Note 4.

In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other. During the period from August 16 through December 31, 2012, we made payments of $9,866 to various suppliers, vendors or other counterparties on behalf of our sponsor. This balance was offset by $1,028 of management fees charged by our sponsor and $3,223 of net payments made by our sponsor on behalf of us. The balance of $5,615 is maintained as a current asset under the caption “Due from sponsor”, and was repaid on by our sponsor in February 2013.

Between May 2011 and July 2012, our sponsor issued subordinated promissory notes with certain of its equity investors. See Note 7 – Long-Term Debt.

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

The sponsor has entered into royalty agreements under which the Partnership is under a commitment to pay royalties on sand sold and paid for. Royalty expense is recorded as the sand is sold and the royalty payment is paid based on sand volumes sold and paid for by the customer. Royalty expense is included in costs of goods sold. There was no royalty expense for the Predecessor’s year ended December 31, 2010. Royalty expense was $2,045 for the Predecessor’s year ended December 31, 2011. Royalty expense was $3,795 for the Predecessor period from January 1 through August 15, 2012. Royalty expense was $948 for the Successor period of August 16 to December 31, 2012.

On July 13, 2012, the sponsor paid $14,000 in cash to terminate one of its existing royalty agreements, including approximately $370 of outstanding obligations at the time. As a result of this payment, the Partnership is no longer required to make ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. As part of this transaction, the Predecessor recorded an asset of $13,630, as reflected in property, plant and equipment in the December 31, 2012 balance sheet.

As of December 31, 2012, a 40-acre portion of our Wyeville acreage is encumbered by a mortgage in favor of a customer. The mortgage secures our obligation to deliver 100% of our minimum delivery requirement for the first year of the contract and 50% of our minimum delivery requirement for the second year of the contract. We satisfied the delivery requirements on February 13, 2013 and are in the process of terminating the mortgage encumbrance.

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

Following the Partnership’s November 2012 announcement that Hi-Crush Operating LLC had formally terminated its supply agreement with Baker Hughes in response to the repudiation of the agreement by Baker Hughes, the Partnership, its General Partner, certain of its officers and directors and its underwriters were named as defendants in purported securities class action lawsuits brought by the Partnership’s unitholders in the United States District Court for the Southern District of New York. On February 11, 2013, the lawsuits were consolidated into one lawsuit, styled In re: Hi-Crush Partners L.P. Securities Litigation, No. 12-Civ-8557 (CM). A consolidated amended complaint was filed on February 15, 2013. That complaint asserts claims under sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Partnership’s Registration Statement and a subsequent presentation. Among other things, the consolidated amended complaint alleges that defendants failed to disclose to the market certain alleged information relating to Baker Hughes’ repudiation of the supply agreement. The Partnership believes the case is without merit and intends to vigorously defend itself. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit. The SEC has also asked the Partnership to provide information regarding the Baker Hughes dispute.

12. Asset Retirement Obligation

Although the ultimate amount of reclamation and closure costs to be incurred is uncertain, the Partnership and the Predecessor maintained a post-closure reclamation and site restoration obligation of approximately $1,555 and $832, as of December 31, 2012 and 2011, respectively. The increase in the liability during 2012 was the result of our expansion of the wet plant.

The following is a reconciliation of the total reclamation liability for asset retirement obligations:

Balance at January 1, 2011	$	-
Additions to liabilities		804
Accretion expense		28

Balance at December 31, 2011		832
Additions to liabilities		651
Accretion expense from January 1 to August 15, 2012		16
Accretion expense from August 16 to December 31, 2012		56

Balance at December 31, 2012	$	1,555

13. Quarterly Financial Data (Unaudited)

2012		First Quarter		Second Quarter		Third Quarter (1)		Fourth Quarter		Total

		Predecessor		Predecessor		Combined		Successor		Combined

Revenues	$	13,532	$	20,643	$	25,244	$	16,215	$	75,634

Gross profit		8,756		15,149		19,347		11,902		55,153

Income from operations		7,067		13,269		17,107		9,582		47,025

Net income		6,137		11,814		16,178		9,399		43,528

Earnings per unit – common units (2)					$	0.33	$	0.35	$	0.68

Earnings per unit – subordinated units (2)					$	0.33	$	0.35	$	0.68

2011
		Predecessor		Predecessor		Predecessor		Predecessor		Predecessor

Revenues		-		-		7,675		12,678		20,353

Gross profit		-		-		5,177		8,729		13,906

Income (loss) from operations		(174)		(473)		4,553		7,267		11,173

Net income (loss)		(174)		(473)		3,793		6,134		9,280

Earnings per unit – common units (2)

Earnings per unit – subordinated units (2)

(1)	The results for the third quarter ended September 30, 2012 include those of our predecessor (July 1 to August 15) combined with the successor (August 16 to September 30)

(2)	Earnings per unit was only calculated for periods subsequent to the August 16, 2012 initial public offering.

The following table reconciles our combined quarterly results for the third quarter ended September 30, 2012, to our predecessor and successor period resulting during that quarter.

		Period from July 1 Through August 15, 2012		Period from August 16 Through September 30, 2012		Total

		Predecessor		Successor		Combined

Revenues	$	12,601	$	12,643	$	25,244

Gross profit		9,536		9,811		19,347

Income from operations		7,918		9,189		17,107

Net income		7,069		9,109		16,178

Earnings per unit – common units			$	0.33	$	0.33

Earnings per unit – subordinated units			$	0.33	$	0.33

14. Concentration of Credit Risk

The Partnership is a producer of sand mainly used by the oil and natural gas industry for fracing wells. The Partnership’s business is, therefore, dependent upon economic activity within this market. Sales to four customers have accounted for 100% of the Partnership’s revenue since inception.

Throughout 2012 and 2011, the Partnership has maintained cash balances in excess of federally insured amounts on deposit with financial institutions.

15. Subsequent Events

On January 17, 2013, we declared a cash distribution totaling $12,958 or $0.4750 per unit equivalent to our minimum quarterly distribution. This distribution will be paid on February 15, 2013 to unitholders of record on February 1, 2013. No distributions were declared for our holders of incentive distribution rights.

On January 31, 2013, the Partnership entered into an agreement with the sponsor to acquire 100,000 preferred units in Hi-Crush Augusta LLC, the entity that owns the sponsor’s Augusta raw frac sand processing facility, for $37,500 in cash and 3.75 million of newly issued convertible Class B units in the Partnership. The cash portion of the acquisition was financed through a $38,250 draw under the Partnership’s revolving line of credit. The sponsor will not receive distributions on the Class B units unless certain thresholds are met and until they convert into common units. The preferred interest in Augusta entitles the Partnership to a preferred distribution of $3,750 per quarter, or $15,000 annually.