Form 10-Q
period 2013-03-31
Hi-Crush Partners LP
filed 2013-05-14
CIK 1549848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

There were 13,645,873 common units, 13,640,351 subordinated units and 3,750,000 convertible class B units outstanding on April 30, 2013.

[2]

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

HI-CRUSH PARTNERS LP

Condensed Consolidated Balance Sheets

(In thousands, except unit amounts)

(Unaudited)

	March 31,	December 31,
	2013	2012
	Successor	Successor
Assets
Current assets:
Cash	$10,521	$10,498
Accounts receivable	12,108	8,199
Inventories	1,556	3,541
Due from Sponsor	—	5,615
Prepaid expenses and other current assets	327	393

Total current assets	24,512	28,246
Property, plant and equipment, net	74,082	72,844
Preferred interest in Hi-Crush Augusta LLC	47,043	—
Deferred charges, net	1,022	1,095

Total assets	$146,659	$102,185

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$1,004	$1,977
Accrued liabilities	2,629	1,755
Due to Sponsor	544	—
Deferred revenue	—	1,715

Total current liabilities	4,177	5,447
Long-term debt	38,250	—
Asset retirement obligation	1,584	1,555

Total liabilities	44,011	7,002
Commitments and contingencies
Partners’ capital:
General partner interest	—	—
Limited partner interest, 27,286,224 and 27,280,702 units outstanding, respectively	93,105	95,183
Class B units, 3,750,000 and none units outstanding, respectively	9,543	—

Total partners’ capital	102,648	95,183

Total liabilities and partners’ capital	$146,659	$102,185

See Notes to Unaudited Condensed Consolidated Financial Statements.

[3]

HI-CRUSH PARTNERS LP

Condensed Consolidated Statement of Operations

(In thousands, except unit and per unit amounts)

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	Successor	Predecessor
Revenues	$19,628	$13,532
Cost of goods sold (including depreciation and depletion)	5,782	4,776

Gross profit	13,846	8,756
Operating costs and expenses:
General and administrative	2,719	1,487
Exploration expense	1	199
Accretion of asset retirement obligation	29	6

Income from operations	11,097	7,064

Other expense:
Interest expense	314	928

Net income	$10,783	$6,136

Net income per limited partner unit:
Common units – basic and diluted	$0.40

Subordinated units – basic and diluted	$0.40

Weighted average limited partner units outstanding:
Common units – basic and diluted	13,644,094

Subordinated units – basic and diluted	13,640,351

See Notes to Unaudited Condensed Consolidated Financial Statements.

[4]

HI-CRUSH PARTNERS LP

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	Successor	Predecessor
Operating activities:
Net income	$10,783	$6,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	273	179
Amortization of deferred charges into interest expense	75	102
Accretion of asset retirement obligation	29	6
Loss on replacement of equipment	191	—
Unit based compensation to independent directors	100	—
Interest expense converted into principal	—	1,385
Changes in operating assets and liabilities:
Accounts receivable	(3,909)	883
Prepaid expenses and other current assets	66	(177)
Inventories	1,816	827
Accounts payable	(661)	(376)
Accrued liabilities	874	312
Due to sponsor	544	—
Deferred revenue	(1,715)	(5,294)

Net cash provided by operating activities	8,466	3,983

Investing activities:
Cash paid for acquisition of preferred interest in Hi-Crush Augusta LLC	(37,500)	—
Capital expenditures for property, plant and equipment	(1,845)	(12,815)

Net cash used in investing activities	(39,345)	(12,815)

Financing activities:
Proceeds from issuance of long-term debt	38,250	8,475
Affiliate financing, net	5,615	—
Loan origination costs	(2)	(170)
Distributions paid	(12,961)	—

Net cash provided by financing activities	30,902	8,305

Net increase (decrease) in cash	23	(527)
Cash:
Beginning of period	10,498	11,054

End of period	$10,521	$10,527

Non-cash investing and financing activities:
(Decrease) increase in accounts payable and accrued liabilities for additions to property, plant and equipment	$(312)	$7,595
Transferred basis of preferred interest in Hi-Crush Augusta LLC	9,543	—
Cash paid for interest, net of amount capitalized	255	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

[5]

HI-CRUSH PARTNERS LP

Condensed Consolidated Statement of Partners’ Capital

(In thousands, except unit amounts)

(Unaudited)

			Limited Partners
	General Partner Capital	Sponsor Class B Units	Public Common Unit Capital	Sponsor Common Unit Capital	Sponsor Subordinated Unit Capital	Total Limited Partner Capital	Total Partner Capital
Balance at January 1, 2013	$—	$—	$45,139	$2,453	$47,591	$95,183	$95,183
Issuance of 5,522 common units to independent directors	—	—	100	—	—	100	100

Issuance of Class B Units in acquisition of preferred interest in Hi-Crush Augusta LLC	—	57,900	—	—	—	—	57,900
Deemed distribution	—	(48,357)	—	—	—	—	(48,357)
Cash distributions	—	—	(6,148)	(334)	(6,479)	(12,961)	(12,961)
Net income	—	—	5,115	278	5,390	10,783	10,783

Balance at March 31, 2013	$—	$9,543	$44,206	$2,397	$46,502	$93,105	$102,648

See Notes to Unaudited Condensed Consolidated Financial Statements

[6]

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

Through August 15, 2012, our Sponsor owned 100% of the sand reserves and related excavation and processing facilities located in Wyeville, Wisconsin. On August 16, 2012, the Sponsor contributed its ownership of Hi-Crush Chambers LLC, Hi-Crush Railroad LLC, Hi-Crush Wyeville LLC, Hi-Crush Operating LLC and $4,606 of cash to the Partnership (the “Contribution”). In addition, the Sponsor agreed to (1) convert all $23,916 of consolidated net intercompany receivables due from the Partnership into capital and (2) assume via capital contribution $10,028 of outstanding accounts payable maintained by Hi-Crush Operating LLC as of the transaction date. In return, the Partnership issued 13,640,351 common units and 13,640,351 subordinated units to the Sponsor. In connection with this transaction, the Partnership also completed an initial public offering through the sale of 12,937,500 of the Partnership’s common units by the Sponsor.

The Partnership considered all contributed assets to be under common control with the Sponsor. As such, we have presented the consolidated historical financial statements of the Sponsor as our historical financial statements as we believe they provide a representation of our management’s ability to execute and manage our business plan. The financial statement data and operations of the Sponsor are referred to herein as “Predecessor,” whereas operations following the initial public offering on August 16, 2012 are referred to herein as “Successor.”

On January 31, 2013, the Partnership entered into an agreement with the Sponsor to acquire an interest in Hi-Crush Augusta LLC (“Augusta”), the entity that owns the Sponsor’s Augusta facility, which is located in Eau Claire County, Wisconsin, for $37,500 in cash and 3,750,000 newly issued convertible Class B units in the Partnership. The Sponsor will not receive distributions on the Class B units unless certain thresholds are met and until they convert into common units. The preferred interest in Augusta entitles the Partnership to a preferred distribution of $3,750 per quarter, or $15,000 annually.

2. Basis of Presentation and Use of Estimates

The accompanying unaudited interim Condensed Consolidated Financial Statements (“interim statements”) of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Partnership’s Consolidated Financial Statements for the year ended December 31, 2012, which are included in the Partnership’s Annual Report on Form 10-K filed with the SEC on March 14, 2013. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated financial statement information through August 15, 2012 includes the consolidated results and financial position of the Sponsor (Predecessor). The balance sheet as of March 31, 2013 includes only the financial position of the Partnership, including the retained earnings of the Partnership’s operations from August 16, 2012 through March 31, 2013.

3. Significant Accounting Policies

In addition to the Significant Accounting Policies disclosed in the notes to the Partnership’s most recently filed annual financial statements, a comprehensive discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K as filed with the SEC on March 14, 2013.

[7]

Preferred Interest in Hi-Crush Augusta

The Partnership accounts for the preferred interest in Augusta obtained on January 31, 2013 as a cost method investment. The preferred interest is not allocated any of the periodic earnings or losses of Augusta, but will in the future convert to a 20% equity interest in that entity. In accordance with the cost method, distributions earned under the preferred interest are recognized as income on the date the cash is received by the Partnership.

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

The Partnership sells its products primarily under long-term take-or-pay supply agreements, the current terms of which expire between 2014 and 2016. These agreements were originally entered into by the Sponsor and were assigned to the Partnership in connection with the Contribution. The take-or-pay agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase.

Deferred Revenue

In July 2012, the Sponsor received an $8,250 advance payment from a customer for a certain volume of frac sand to be delivered over the six-month period beginning in July 2012. As of August 15, 2012, the outstanding balance under this obligation was $6,590, while the cash held by the Partnership was $1,984. As a result, the Sponsor made a cash contribution of $4,606 to align the cash balance with the outstanding balance under this advance. As of December 31, 2012, the balance was $1,715, and as of March 31, 2013, no deferred revenue balance was outstanding.

Fair Value of Financial Instruments

The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate fair value due to the short-term maturities of these instruments. The amount recorded on the balance sheet pertaining to the Partnership’s long-term debt outstanding at March 31, 2013 is considered a Level 2 financial instrument as although there is no observable quoted price, the underlying floating rate of interest is based on a published benchmark interest rate that is observable at commonly quoted intervals. As of March 31, 2013, the carrying value of the debt approximated its fair value as it is subject to floating rate interest and there have not been any significant changes to the Partnership’s credit profile since the debt was issued in January 2013.

Net Income per Limited Partner Unit

We have identified the General Partner’s incentive distribution rights (“IDRs”) as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. Basic and diluted net income per unit are the same as there are no potentially dilutive common or subordinated units outstanding.

As the 3,750,000 Class B Units do not have voting rights or rights to share in the Partnership’s periodic earnings, either through participation in its distributions or through an allocation of its undistributed earnings or losses, they are not deemed to be participating securities in their current form. In addition, the conversion of the Class B units into common units is fully contingent upon the satisfaction of defined criteria pertaining to the cumulative payment of distributions and earnings per unit of the Partnership as described in Note 9. Therefore, it is possible that the Class B units may never be converted into common units. As such, until all of the defined payment and earnings criteria are satisfied, the Class B units will not be included in our calculation of either basic or diluted earnings per unit.

Income Taxes

The Partnership and Sponsor are pass-through entities and are not considered taxing entities for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At March 31, 2013 and December 31, 2012, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.

[8]

Recent Accounting Pronouncements

In February 2013, the Financing Accounting Standards Board (“FASB”) issued amended guidance on the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Such arrangements may include debt, other contractual obligations, and settled litigation and judicial rulings. The amended guidance is to be applied retrospectively to all prior periods presented. This guidance will be effective for the Partnership beginning January 1, 2014. The Partnership anticipates that the adoption of this amended guidance will not materially affect its financial position, result of operations or cash flows.

In December 2011 and January 2013, the FASB issued amended guidance on disclosures pertaining to certain assets and liabilities that are either offset in an entity’s financial statements or those that are subject to a master netting agreement or similar arrangement. The scope of these disclosures is limited to derivatives, repurchase agreements and securities lending transactions. The Partnership adopted this guidance effective January 1, 2013, and, as it only impacts disclosures, it did not affect the Partnership’s financial position, result of operations or cash flows.

4. Initial Public Offering

On August 16, 2012, we completed our initial public offering (“IPO”) of 11,250,000 common units representing limited partner interests in the Partnership at a price to the public of $17.00 per common unit, or $15.96 per common unit after payment of the underwriting discount. Total net proceeds paid to our Sponsor from the sale of common units in our IPO were $179,536 after taking into account our underwriting discount of $11,714. Our Sponsor received all proceeds from the IPO and incurred capitalized transaction costs of $3,447. These capitalized transaction costs were retained by the Sponsor. On August 16, 2012, our underwriters exercised their option to purchase an additional 1,687,500 common units for $26,930, or $15.96 per common unit, net of underwriting discounts. As a result, total proceeds were $206,466 from the sale of 12,937,500 total common units to the public.

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

[9]

As a result of the IPO, the Partnership entered into or amended the following agreements:

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

Omnibus Agreement

On August 20, 2012, the Partnership entered into an omnibus agreement with Hi-Crush GP LLC (“Hi-Crush GP”) and our Sponsor. Pursuant to the terms of this agreement, our Sponsor will indemnify the Partnership for certain liabilities over specified periods of time, including but not limited to certain liabilities relating to (a) environmental matters pertaining to the period prior to our initial public offering and the contribution of the Wyeville Plant from our Sponsor, provided that such indemnity is capped at $7,500 in aggregate, (b) federal, state and local tax liabilities pertaining to the period prior to our initial public offering and the contribution of the Wyeville Plant from our Sponsor, (c) inadequate permits or licenses related to the contributed assets, and (d) any losses, costs or damages incurred by the Partnership that are attributable to our Sponsor’s ownership and operation of the Wyeville Plant prior to the initial public offering and the Sponsor’s contribution of such assets. In addition, the Partnership agreed to indemnify our Sponsor from any losses, costs or damages the Sponsor incurs that are attributable to the Partnership’s ownership and operation of the contributed assets following the closing of the initial public offering, subject to similar limitations as on the Sponsor’s indemnity obligations to the Partnership.

The omnibus agreement had provided that the Partnership would assign to Augusta all of its rights and obligations under a long-term take-or-pay contract with one customer on May 1, 2013, and Augusta would have been obligated to accept such assignment and assume the Partnership’s obligations under such contract. On January 31, 2013, in connection with the Partnership’s agreement with our Sponsor to acquire an interest in Augusta, the take-or-pay contract that was subject to the May 1, 2013 assignment will no longer be assigned. As such, the contract will remain with the Partnership and continue to be fulfilled by the Wyeville Plant for the remainder of its term. In addition, the omnibus agreement also grants the Partnership, for a period of three years from the effective date of the agreement, a right of first offer on the Augusta Plant in the event our Sponsor proposes to transfer such reserves and assets to a third party other than in connection with a sale of all or substantially all of its assets.

Services Agreements

Effective August 16, 2012, the Sponsor entered into a services agreement (the “Services Agreement”) by and among Hi-Crush GP, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence.

In addition, effective August 16, 2012, the Partnership entered into an agreement with Augusta, pursuant to which Augusta provides maintenance and capital spares to the Partnership in connection with the ongoing maintenance of the Wyeville Plant. Augusta will bill the Partnership for the approximate cost of such items.

Long-Term Incentive Plan

On August 21, 2012, Hi-Crush GP adopted the Hi-Crush Partners LP Long Term Incentive Plan (the “Plan”) for employees, consultants and directors of Hi-Crush GP and those of its affiliates, including our Sponsor, who perform services for the Partnership. The Plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights, and performance awards. The Plan limits the number of common units that may be delivered pursuant to awards under the Plan to 1,364,035 units. Common units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The Plan will be administered by Hi-Crush GP’s Board of Directors or a committee thereof. On January 30, 2013, the Partnership issued 2,761 common units to each of its independent directors.

[10]

5. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2013	2012
	Successor	Successor
Raw material	$124	$124
Work-in-progress	1,256	3,280
Finished goods	1	4
Spare parts	175	133

	$1,556	$3,541

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2013	2012
	Successor	Successor
Buildings	$417	$417
Mining property and mine development	24,352	24,156
Plant and equipment	43,914	43,767
Rail and rail equipment	5,499	5,499
Construction-in-progress	2,372	1,380

	76,554	75,219
Less: Accumulated depreciation and depletion	(2,472)	(2,375)

	$74,082	$72,844

Depreciation and depletion expense was $273 and $179 for the three months ended March 31, 2013 and 2012, respectively. The Partnership recognized a loss on the replacement of equipment of $191 during the three months ended March 31, 2013.

7. Preferred Interest in Hi-Crush Augusta LLC

On January 31, 2013, the Partnership entered into an agreement with the Sponsor to acquire 100,000 preferred units in Augusta, the entity that owns the Sponsor’s Eau Claire County, Wisconsin raw frac sand processing facility, for $37,500 in cash and 3,750,000 newly issued convertible Class B units in the Partnership.

The transaction represented an exchange of ownership interests between entities under common control. As a result, the Partnership recorded an investment in the preferred interest equal to the total amount of the cash paid and the Sponsor’s cost basis in the preferred units. Excess consideration exchanged over the cost basis was recorded as a deemed distribution to the Sponsor, determined as follows:

Total consideration paid	$95,400
Less: Cash paid	(37,500)
Less: Sponsor’s cost basis in the investment	(9,543)

Deemed distribution	$48,357

As a preferred unit holder in Augusta, the Partnership votes as a separate class from the common unit holders of Augusta and ranks senior to all other equity classes of Augusta. The preferred units entitle the Partnership to receive a distribution equal to $3,750 per quarter, beginning January 1, 2013, plus any unpaid arrearages from prior quarters. On April 1, 2013, Augusta declared its first quarterly distribution of $3,750, paid on May 10, 2013 to the Partnership. As the Partnership’s investment is accounted for under the cost method, and the first distribution is to be paid after March 31, 2013, no income pertaining to such investment was recognized during the period then ended.

[11]

The preferred units in Augusta will automatically convert to common units in Augusta on March 31, 2018 unless (i) there are any arrearages in preferred unit distributions, (ii) the preferred units would not have received, on an as-converted basis, an annualized distribution of at least $10,000 over the preceding four quarters or (iii) the Partnership, with concurrence of the conflicts committee of the board of directors of our General Partner, elects to convert at an earlier time. The number of common units issued upon conversion will be equal to 25% of the then outstanding common units, such that, following the conversion, the Partnership will own 20% of the common units in Augusta.

8. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2013	2012
	Successor	Successor
Partnership credit facility	$38,250	$—
Less: current portion of long-term debt	—	—

	$38,250	$—

Subordinated Promissory Notes

Between May 25, 2011 and July 20, 2012, the Sponsor entered into various subordinated promissory notes with certain of its equity investors and their affiliates in an aggregate initial principal amount of $52,167. Borrowings under the subordinated promissory notes bore interest, at the Sponsor’s option, at a rate of 10% for cash interest and 12% for paid-in-kind interest (“PIK interest”). Accruals for PIK interest increased the outstanding principal balance of these promissory notes. The balances of the PIK interest and subordinated promissory notes, as retained by the Sponsor, were paid in full on August 21, 2012 with the proceeds of the sale of the Partnership’s common units by the Sponsor.

New Subordinated Promissory Notes

In order to fund a royalty termination payment (see Note 12 - Commitments and Contingencies), the Sponsor entered into new subordinated promissory notes in July 2012 with certain of its equity investors and their affiliates in an aggregate initial principal amount of $14,981 with similar terms as its existing subordinated promissory notes. The balances of the PIK interest and subordinated promissory note, as retained by the Sponsor, were paid in full by the Sponsor on August 21, 2012 with the proceeds of the sale of the Partnership’s common units by the Sponsor.

Sponsor Credit Facility

On April 6, 2012, the Sponsor entered into a four-year $62,500 secured credit facility (the “Sponsor Credit Facility”) with Amegy Bank, N.A. and a syndicate of other financial institutions (collectively, the “Lending Banks”). The Sponsor Credit Facility consisted of the following commitments on the part of the Lending Banks: (1) a $25,000 term loan (“Tranche A”), (2) a $30,000 advancing term loan commitment (“Tranche B”) and (3) a $7,500 revolving loan commitment (the “Revolving Commitment”). In addition, the Sponsor Credit Facility included sub-limits for letters of credit and swing line borrowings of up to $5,000 and $2,500, respectively.

Borrowings under the Sponsor Credit Facility bore interest at a floating rate equal to, at the Sponsor’s option, either (a) a base rate plus a range of 225 basis points to 325 basis points per annum or (b) a Eurodollar rate, which is based on one-month LIBOR, plus a range of 325 basis points to 425 basis points per annum. The base rate was established as the highest of (i) the U.S. prime rate last quoted by The Wall Street Journal, (ii) the federal funds rate plus 50 basis points or (iii) daily one-month LIBOR plus 100 basis points. The Revolving Commitment and the Tranche B term loan provides for a commitment fee of 0.5% on the unused portion.

After consummation of the IPO on August 16, 2012, the Sponsor retained the Sponsor Credit Facility and related borrowings. In addition, as of August 16, 2012, the Sponsor Credit Facility was no longer guaranteed by the subsidiaries contributed to the Partnership. As such, the Sponsor’s long-term debt is not reflected on the Partnership’s successor balance sheets.

On August 21, 2012, the Sponsor entered into that certain consent and third amendment to the Sponsor Credit Facility, whereby the Lending Banks, among other things, (i) consented to the consummation of the initial public offering of the Partnership and (ii) released and discharged certain credit parties in connection with the initial public offering.

[12]

Partnership Credit Facility

On August 21, 2012, the Partnership entered into a credit agreement (the “Credit Agreement”) providing for a new $100,000 senior secured revolving credit facility (the “Credit Facility”) with a term of four years. The Credit Facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. The Credit Facility has an accordion feature that allows the Partnership to increase the available revolving borrowings under the facility up to an aggregate amount of $200,000, subject to the Partnership receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. Borrowings under the Credit Facility are secured by substantially all of the Partnership’s assets, including its preferred equity interest in Augusta, as discussed below.

Loans under the Credit Facility bear interest at a floating rate based upon the Partnership’s leverage ratio, equal to, at the Partnership’s option, either (a) a base rate plus a range from 150 to 250 basis points per annum or (b) a LIBOR rate, plus a range of 250 to 350 basis points. The base rate is established as the highest of (i) the U.S. prime rate, (ii) the daily one-month LIBOR plus 100 basis points and (iii) the federal funds rate plus 0.50%. The unused portion of the Credit Facility is subject to a commitment fee calculated based upon the Partnership’s leverage ratio ranging from 0.375% to 0.50% per annum. Upon any event of default, the interest rate shall, upon the request of the lenders holding a majority of the commitments, be increased by 2.0% per annum for the period during which the event of default exists.

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

In connection with our acquisition of a preferred interest in Augusta, on January 31, 2013, the Partnership entered into a consent and first amendment whereby the Lending Banks, among other things, (i) consented to the amendment and restatement of the partnership agreement of the Partnership and (ii) agreed to amend the Credit Agreement to permit the acquisition by the Partnership of a preferred equity interest in Hi-Crush Augusta LLC. On January 31, 2013, we also drew $38,250 under our revolving credit facility to fund the acquisition of our preferred interest in Augusta. The outstanding balance carries an interest rate of 2.70% as of March 31, 2013.

As of March 31, 2013, we had $38,250 indebtedness and $60,250 of undrawn borrowing capacity ($100,000, net of $38,250 indebtedness and $1,500 letter of credit commitments) under our $100,000 Credit Facility. The outstanding balance is due on December 31, 2016.

9. Equity

On January 30, 2013, the Partnership issued 2,761 common units to each of its independent directors, valued in the aggregate at $100 and reflected as general and administrative expense in the accompanying financial statements.

As of March 31, 2013, our Sponsor owned 702,851 common units, 13,640,351 subordinated units and 3,750,000 Class B Units, representing a 52.6% ownership interest in the limited partner units and 100% ownership interest in the Class B Units of the Partnership. In addition, the Sponsor is the owner of our General Partner.

Class B Units

On January 31, 2013, the Partnership issued 3,750,000 subordinated Class B Units and paid $37,500 in cash to the Sponsor in return for 100,000 preferred equity units in the Sponsor’s Augusta facility. Our Sponsor will not receive distributions on the Class B Units until converted into common units of the Partnership. The Class B Units are eligible for conversion into common units once we have, for two consecutive quarters, (i) earned $2.31 per common unit, subordinated unit and Class B Unit on an annualized basis and (ii) paid $2.10 per unit in annualized distributions on each common and subordinated unit, or 110% of the current minimum quarterly distribution for a period of two consecutive quarters, and our General Partner has determined, with the concurrence of the conflicts committee of the board of directors of our General Partner, that we are expected to maintain such performance for at least two succeeding quarters. Class B Units do not have voting rights or rights to share in the Partnership’s periodic earnings, either through participation in its distributions or through an allocation of its undistributed earnings or losses.

[13]

Allocations of Net Income

Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders (excluding Class B unitholders) and our General Partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage ownership interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to our Sponsor.

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

Distributions

Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our common and subordinated unitholders and our Sponsor will receive.

Our distributions have been as follows:

Declaration Date	Amount Declared Per Unit (a)	Record Date	Date Paid	Amount Paid
October 19, 2012	$0.2375 (b)	November 1, 2012	November 15, 2012	$6,480
January 17, 2013	$0.4750	February 1, 2013	February 15, 2013	$12,961
April 16, 2013	$0.4750	May 1, 2013	May 15, 2013	$12,961

(a)	For all common and subordinated units. No distributions were declared for our holders of incentive distribution rights or the holders of our Class B units.
(b)	Represents a pro rata distribution of our minimum quarterly distribution for the period from August 16, 2012 through September 30, 2012.

For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and the subordinated units are treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities. As the Class B units do not have rights to share in the Partnership’s periodic earnings, whether through participation in its distributions or through an allocation of its undistributed earnings or losses, they are not participating securities in their current form. In addition, the conversion of the Class B units into common units is fully contingent upon the satisfaction of defined criteria pertaining to the cumulative payment of distributions and earnings per unit of the Partnership as described earlier in Note 9. Therefore, it is possible that the Class B units may never be converted into common units. As such, until all of the defined payment and earnings criteria are satisfied, the Class B units will not be included in our calculation of either basic or diluted earnings per unit.

Distributions made in future periods based on the current period calculation of cash available for distribution are allocated to each class of equity that will receive such distributions. Any unpaid cumulative distributions are allocated to the appropriate class of equity.

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

[14]

Net income attributable to our limited partner unit holders is as follows during the period from January 1 to March 31, 2013 (in thousands, except per unit amounts):

	Common	Subordinated
	Unitholders	Unitholders
Subsequent distributions declared (See Note 14)	$6,482	$6,479
Undistributed earnings (deficit)	(1,089)	(1,089)

Limited partners’ interest in net income	$5,393	$5,390

Subsequent distributions declared (per unit)	$0.4750	$0.4750

During the period from January 1 to March 31, 2013, no net income was attributable to our Class B Units or the incentive distribution rights holders.

10. Related Party Transactions

On May 25, 2011, the Sponsor entered into a management services agreement with Red Oak Capital Management LLC (the “Service Provider”) which is owned by two members who are also equity members in the Sponsor. The agreement provides for certain management and administrative support services to be provided to the Sponsor for a term of one year and that thereafter remain in place upon the same terms and conditions. Either party may terminate the agreement by delivering written notice within 90 days prior to the date of expiration of the initial term or any time after the expiration of the initial term, by delivering written notice 90 days prior to the desired date of termination. The Sponsor reimburses the Service Provider 95% of the Service Provider’s actual costs limited to $850 per year. These fees are included in general and administrative expenses. Total management fees were $162 for the three months ended March 31, 2012. Management fees incurred during the three months ended March 31, 2013, are included as a portion of the management services expense from Hi-Crush Services, as discussed below.

The Sponsor paid quarterly director fees to non-management directors that may be members and/or holders of the Sponsor’s debt through the date of the IPO. Total director fees were $25 for the three months ended March 31, 2012. There were no such fees paid during the three months ended March 31, 2013.

During the period from January 1, 2013 to March 31, 2013, the Partnership incurred $554 of management service expenses from Hi-Crush Services under the Services Agreement discussed in Note 4. In addition, the Partnership purchased $408 of frac sand from Augusta.

In the normal course of business, our Sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other. During the period from January 1, 2013 to March 31, 2013, we received net repayments of $5,615 for net payments we previously made to various suppliers, vendors or other counterparties on behalf of our Sponsor.

As of March 31, 2013, an outstanding balance of $544 payable to our Sponsor is maintained as a current liability under the caption “Due to Sponsor.”

11. Segment Reporting

As the Partnership earns all of its revenues through the sale of frac sand excavated from and processed at a single facility, we have concluded that we have one operating segment for reporting purposes.

12. Commitments and Contingencies

In 2011 and 2012, the Sponsor entered into take-or-pay sales contracts with four customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through March 31, 2013, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to these customers under these contracts.

Hi-Crush Operating LLC, a subsidiary of the Partnership, has entered into royalty agreements under which such entity is under a commitment to pay royalties on sand sold and paid for. Royalty expense is recorded as the sand is sold and the royalty payment is paid based on sand volumes sold and paid for by the customer. Royalty expense is included in costs of goods sold. Royalty expense was $753 and $1,369 for the three months ended March 31, 2013 and 2012, respectively.

On July 13, 2012, the Sponsor paid $14,000 in cash to terminate one of its existing royalty agreements, including approximately $370 of outstanding obligations at the time. As a result of this payment, the Partnership is no longer required to make ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. As part of this transaction, the Predecessor recorded an asset of $13,630, as reflected in property, plant and equipment in the December 31, 2012 and March 31, 2013 balance sheets.

[15]

From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

In May 2012, Hi-Crush Operating LLC, a subsidiary of the Partnership, entered into a supply agreement for frac sand with Baker Hughes Oilfield Operations, Inc. (“Baker Hughes”). On September 19, 2012, Baker Hughes provided notice that it was terminating the contract. The Partnership believes that Baker Hughes’ termination was wrongful and a direct effort to circumvent its binding purchase obligations under the supply agreement. The Partnership engaged in discussions with Baker Hughes after receiving the notice, but the parties were unable to reach a mutually satisfactory resolution of the matter. On November 12, 2012, Hi-Crush Operating LLC formally terminated the supply agreement and filed suit in the State District Court of Harris County, Texas against Baker Hughes seeking damages for Baker Hughes’ prior wrongful termination of the supply agreement. The Partnership intends to vigorously enforce its rights under the supply agreement against Baker Hughes. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit.

Following the Partnership’s November 2012 announcement that Hi-Crush Operating LLC had formally terminated its supply agreement with Baker Hughes in response to the repudiation of the agreement by Baker Hughes, the Partnership, the General Partner, certain of its officers and directors and its underwriters were named as defendants in purported securities class action lawsuits brought by the Partnership’s unitholders in the United States District Court for the Southern District of New York. On February 11, 2013, the lawsuits were consolidated into one lawsuit, styled In re: Hi-Crush Partners L.P. Securities Litigation, No. 12-Civ-8557 (CM). A consolidated amended complaint was filed on February 15, 2013. That complaint asserts claims under sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Partnership’s Registration Statement and a subsequent presentation. Among other things, the consolidated amended complaint alleges that defendants failed to disclose to the market certain alleged information relating to Baker Hughes’ repudiation of the supply agreement. The Partnership believes the case is without merit and intends to vigorously defend itself. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit. The SEC has also asked the Partnership to provide information regarding the Baker Hughes dispute.

13. Asset Retirement Obligation

Although the ultimate amount of reclamation and closure costs to be incurred is uncertain, the Partnership and the Predecessor maintained a post-closure reclamation and site restoration obligation of approximately $1,584 and $1,555, as of March 31, 2013 and December 31, 2012, respectively.

The following is a reconciliation of the total reclamation liability for asset retirement obligations:

Balance at December 31, 2012	$1,555
Additions to liabilities	—
Accretion expense	29

Balance at March 31, 2013	$1,584

14. Subsequent Events

On April 17, 2013, we declared a cash distribution totaling $12,961, or $0.4750 per common and subordinated unit. This distribution will be paid on May 15, 2013 to unitholders of record on May 1, 2013. No distributions were declared for our holders of incentive distribution rights or Class B Units.

On May 9, 2013, the Partnership entered into a commitment increase agreement and second amendment whereby the lending banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 effected by certain existing lenders and the addition of new lenders to the bank group. Under the second amendment, the Partnership agreed to a term out feature under which $50,000 of borrowings will convert to a term loan due August 21, 2016 if the outstanding borrowings under the revolver exceed at any time $125,000 for four consecutive fiscal quarters. If such conversion occurs, thereafter, the Partnership will be required to maintain a debt service coverage ratio (as such term is defined in the credit facility) of not less than 1.50 to 1.00.

The Partnership entered into an amendment to a supply agreement with one of its customers. The terms of the amendment cover the period from April 1, 2013 to December 31, 2013 and involve a price reduction under the supply agreement in exchange for an increase in contracted frac sand volume at the Wyeville facility for that period. The increase will be offset by a decrease in volume sold to the customer from the Augusta facility operated by the Sponsor. As a result of the amendment, all volumes at the Wyeville facility will be fully contracted. We estimate this amendment will impact the weighted average price for tons sold under its long-term contracts by less than 10% in 2013.

On May 13, 2013, the Partnership entered into a definitive agreement to acquire an independent frac sand distributor, D&I Silica, LLC (“D&I), transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and distributor. Under the terms of the agreement, the Partnership will acquire D&I for $95,000 in cash and approximately 1.579 million units. The closing of the transaction is subject to certain regulatory approvals and is expected to be completed in the second quarter of 2013. Founded in 2006, D&I is the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales. D&I has 98 employees and operates through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio and New York, respectively.

[16]

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited financial statements as of December 31, 2012, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2013. The information provided below supplements, but does not form part of, our unaudited condensed financial statements or our predecessor’s financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See “Forward-Looking Statements” on page 25. All amounts are presented in thousands except tonnage, acreage or per unit data, or where otherwise noted.

Overview

We are a pure play, low-cost, domestic producer of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. We own, operate and develop sand reserves and related excavation and processing facilities and will seek to acquire or develop additional facilities. Our 651-acre facility with integrated rail infrastructure, located near Wyeville, Wisconsin, enables us to process and cost-effectively deliver approximately 1,600,000 tons of frac sand per year. We also own a preferred interest in our sponsor’s 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin, which enables our sponsor to process and cost-effectively deliver a further 1,600,000 tons of frac sand per year. Substantially all of our frac sand production is sold to leading pressure pumping service providers under long-term, take-or-pay contracts that require our customers to pay a specified price for a specified volume of frac sand each month.

In May 2012, Hi-Crush Operating LLC, our subsidiary, entered into an agreement to supply frac sand to Baker Hughes Oilfield Operations, Inc. (“Baker Hughes”). On September 19, 2012, Baker Hughes provided notice that it was terminating the contract. We engaged in discussions with Baker Hughes after receiving the notice, but were unable to reach a mutually satisfactory resolution of the matter. We believe that Baker Hughes’ termination was wrongful and a direct attempt to circumvent its binding purchase obligations under the supply agreement. On November 12, 2012, Hi-Crush Operating LLC formally terminated the supply agreement and filed suit in the State District Court of Harris County, Texas against Baker Hughes seeking damages for Baker Hughes’ prior wrongful termination of the supply agreement. We intend to vigorously enforce our rights under the supply agreement against Baker Hughes. We cannot provide assurance, however, as to the outcome of this lawsuit.

On January 31, 2013, we entered into an agreement with our sponsor to acquire a preferred interest in Augusta for $37,500 in cash and 3.75 million Class B Units in the Partnership. Our sponsor will not receive distributions on the Class B Units unless certain thresholds are met and until they convert into common units. The preferred interest in Augusta entitles us to a preferred distribution of $3,750 per quarter, or $15,000 annually. On April 1, 2013, Augusta declared its first quarterly distribution of $3,750, paid on May 10, 2013 to the Partnership.

On May 9, 2013, the Partnership entered into a commitment increase agreement and second amendment whereby the lending banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 effected by certain existing lenders and the addition of new lenders to the bank group. Under the second amendment, the Partnership agreed to a term out feature under which $50,000 of borrowings will convert to a term loan due August 21, 2016 if the outstanding borrowings under the revolver exceed at any time $125,000 for four consecutive fiscal quarters. If such conversion occurs, thereafter, the Partnership will be required to maintain a debt service coverage ratio (as such term is defined in the credit facility) of not less than 1.50 to 1.00.

The Partnership entered into an amendment to a supply agreement with one of its customers. The terms of the amendment cover the period from April 1, 2013 to December 31, 2013 and involve a price reduction under the supply agreement in exchange for an increase

[17]

in contracted frac sand volume at the Wyeville facility for that period. The increase will be offset by a decrease in volume sold to the customer from the Augusta facility operated by the Sponsor. As a result of the amendment, all volumes at the Wyeville facility will be fully contracted. We estimate this amendment will impact the weighted average price for tons sold under its long-term contracts by less than 10% in 2013.

On May 13, 2013, the Partnership entered into a definitive agreement to acquire an independent frac sand distributor, D&I Silica, LLC (“D&I), transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and distributor. Under the terms of the agreement, the Partnership will acquire D&I for $95,000 in cash and approximately 1.579 million units. The closing of the transaction is subject to certain regulatory approvals and is expected to be completed in the second quarter of 2013. Founded in 2006, D&I is the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales. D&I has 98 employees and operates through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio and New York, respectively.

Basis of Presentation

The following discussion of our historical performance and financial condition is derived from the historical financial statements of our sponsor, Hi-Crush Proppants LLC, which was our accounting predecessor for financial reporting purposes through August 15, 2012. On August 16, 2012, our sponsor contributed some but not all of its assets and liabilities to us in connection with our initial public offering (“IPO”). Accordingly, the historical financial results through August 15, 2012 discussed below include capital expenditures and other costs related to assets that were not contributed to us in connection with our IPO as well as long-term debt and related expenses that were retained by our sponsor following the completion of our IPO.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows, are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•

We completed an expansion of our Wyeville facility in March 2012. In March 2012, we completed an expansion of our Wyeville facility that increased processing capacity from 950,000 to approximately 1,600,000 tons per year. In connection with that expansion, we increased our annual contracted volumes from 730,000 tons at March 31, 2012 to 1,160,000 tons at March 31, 2013, or approximately 73% of our expanded processing capacity for 2013.

•

Our historical financial results include certain capital expenditures and other costs related to assets outside of our Wyeville facility, which were not contributed to us by our sponsor in connection with our IPO. For the three months ended March 31, 2012, we had $15,257 of capital expenditures that related to the acquisition, development and construction of property, plant and equipment at sites other than our Wyeville facility, which were not contributed to us in connection with our IPO. In addition, for the three months ended March 31, 2012, our sponsor incurred $854 of general and administrative expenses and $196 of exploration costs, in connection with these non-Wyeville operations.

•

Our historical financial results include long-term debt and related expenses that were not contributed to us by our sponsor in connection with the IPO. Our sponsor had indebtedness outstanding under various subordinated promissory notes and a senior secured revolving credit facility, all of which were retained by our sponsor following the completion of the IPO. For the three months ended March 31, 2012, our sponsor incurred $928 of interest expense related to the subordinated promissory notes and senior secured credit facility. We did not have any indebtedness outstanding as of the closing of the IPO. In January 2013, in connection with our acquisition of a preferred interest in Augusta, we drew $38,250 under our revolving credit facility. The outstanding balance carries an interest rate of 2.70% as of March 31, 2013.

•

We terminated certain royalty agreements in July 2012, which resulted in a reduction in our royalty costs. Effective July 2012, we terminated certain royalty agreements for a one-time cash payment of $14,000. The termination of these royalty agreements resulted in a reduction in our ongoing royalty costs from $6.15 per ton of sand excavated, delivered and paid for to $2.50 per ton of sand excavated, delivered and paid for at our Wyeville facility. If we produce and sell 1,450,000 tons of frac sand annually, we would expect the reduction in our royalty costs due to the termination of these agreements will be $5,293 per year.

•

We currently incur additional general and administrative expenses as a publicly traded partnership. We have incurred incremental expenses as a publicly traded entity since our IPO and anticipate that such incremental expenses will be approximately $2,100 on an annual basis. These expenses associated with compliance under the Exchange Act, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. These incremental expenses exclude the costs incurred by our sponsor during the IPO process, as well as the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal control reviews and testing.

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

[18]

•

We are incurring legal expenses in connection with our termination of the Baker Hughes supply agreement. We are incurring legal and advisory expenses in connection with our termination of the Baker Hughes supply agreement and the resulting unit holder lawsuits.

Unless otherwise indicated, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Hi-Crush Partners LP,” “we,” “our,” “us” or like terms when used in a historical context through August 15, 2012 refer to the business and results of operations of Hi-Crush Proppants LLC, our sponsor and accounting predecessor. Otherwise, those terms refer to Hi-Crush Partners LP and its subsidiaries following its initial public offering and formation transaction on August 16, 2012, as described in the “Basis of Presentation” section.

Our Assets and Operations

We own and operate the Wyeville facility, which is located in Monroe County, Wisconsin and, as of December 31, 2012, contained 53.9 million tons of proven, recoverable saleable sand reserves. We also own a preferred interest in our sponsor’s Augusta facility, which is located in Eau Claire County, Wisconsin and, as of December 31, 2012, contained 48.4 million tons of proven, recoverable sand reserves. According to John T. Boyd, a leading mining consulting firm focused on the mineral and natural gas industries (“John T. Boyd”), our proven reserves at the Wyeville facility consist of coarse grade Northern White sand exceeding API specifications. Analysis of our sand at the Wyeville Facility by independent third-party testing companies indicates that it demonstrates characteristics exceeding API specifications with regard to crush strength, turbidity and roundness and sphericity.

We acquired the Wyeville acreage and commenced construction of the Wyeville facility in January 2011. We completed construction of the Wyeville facility and commenced sand excavation and processing in June 2011 with an initial plant processing capacity of 950,000 tons per year, and customer shipments were initiated in July 2011. As of December 31, 2011, we had contracted volumes of 730,000 tons per year subject to existing long-term take or pay contracts. We completed an expansion in March 2012 that increased our annual expected processing capacity to approximately 1,600,000 tons per year and supported the expansion by signing contracts that had increased annual contracted volumes to 1,160,000 tons.

From the Wyeville in-service date to March 31, 2013, we processed and sold 1,807,278 tons of frac sand. As of March 31, 2013, we had contracted 1,160,000 tons, representing approximately 73% of our capacity for 2013. These contracts had a weighted average remaining life of 2.9 years as of March 31, 2013. Assuming production of 1,450,000 tons per year and based on a reserve report prepared by John T. Boyd, our Wyeville facility has an implied 37-year reserve life as of December 31, 2012. During 2013, we initiated spot sales to a new customer, the impact of which is not included in the 2013 percentage of capacity calculated above.

How We Generate Revenue

We generate revenue by excavating and processing frac sand, which we sell to our customers primarily under fixed price take-or-pay contracts, which have current terms expiring between 2014 and 2016. During the period from July 21, 2011 through April 30, 2012, we delivered frac sand under such contracts to two customers. Beginning in May 2012, we commenced shipments to two additional customers under similar contracts, one of which was terminated on November 12, 2012, as described in the “Overview” section. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product, the price per ton and liquidated damages in the event either we or the customer fails to meet minimum requirements. Prices in our current contracts are fixed for the entire term of the contracts. As a result, our revenue over the duration of these contracts may not follow broader industry pricing trends. If we have excess production and market conditions are favorable, we may elect to sell frac sand in spot market transactions.

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

As a preferred unit holder in Augusta, the Partnership is entitled to receive a distribution equal to $3,750 per quarter, beginning January 1, 2013, plus any unpaid arrearages from prior quarters. As the Partnership’s investment is accounted for under the cost method, income pertaining to such investment is recognized when the distribution is received.

Costs of Conducting Our Business

The principal expenses involved in operating our business are excavation costs, labor, utilities, maintenance and royalties. We have a contract with a third party to excavate raw frac sand, deliver the raw frac sand to our processing facility and move the sand from our wet plant to our dry plant. We pay a fixed price per ton excavated and delivered without regard to the amount of sand excavated that meets API specifications. Accordingly, we incur excavation costs with respect to the excavation of sand and other materials from which we ultimately do not derive revenue (rejected materials), and for sand which is still to be processed through the dry plant and not yet sold. However, the ratio of rejected materials to total amounts excavated has been, and we believe will continue to be, in line with our expectations, given the extensive core sampling and other testing we undertook at the Wyeville facility.

[19]

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

Each customer takes delivery of purchased product when it is loaded into their rail cars at our facility. As a result we generally do not incur shipping expenses.

We incur general and administrative costs related to our corporate operations. Under our partnership agreement and the services agreement with our sponsor and our general partner, our sponsor has discretion to determine, in good faith, the proper allocation of costs and expenses to us for its services, including expenses incurred by our general partner and its affiliates on our behalf. The allocation of such costs for the period from August 16, 2012 through March 31, 2013, subsequent to our initial public offering, was based on management’s best estimate of time and effort spent on the respective operations and facilities. Under these agreements, we reimburse our sponsor for all direct and indirect costs incurred on our behalf.

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

EBITDA and Distributable Cash Flow

We view earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an important indicator of performance. We define EBITDA as net income plus depreciation and depletion and interest and debt expense, net of interest income. Although our sponsor had not historically quantified distributable cash flow, effective with the date on which the Wyeville net assets were contributed by us by our sponsor, we use distributable cash flow, to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders. We define distributable cash flow as EBITDA less cash paid for interest expense and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and the distribution from the preferred interest in Augusta to the extent not included in net income. Distributable cash flow will not reflect changes in working capital balances. EBITDA is a supplemental measure utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis. Distributable cash flow is a supplemental measure used to measure the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions to our unitholders.

Note Regarding Non-GAAP Financial Measures

Production costs, EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Costs of goods sold is the GAAP measure most directly comparable to production costs and net income is the GAAP measure most directly comparable to EBITDA and distributable cash flow. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider production costs, EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Because production costs, EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

[20]

The following table presents a reconciliation of production costs to the most directly comparable GAAP financial measure, as applicable for each of the periods presented:

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
(in thousands, except per ton amounts)	Successor	Predecessor
Reconciliation of production costs to costs of goods sold:
Costs of goods sold	$5,782	$4,776
Depreciation and depletion expense	(273)	(179)

Production costs	$5,509	$4,597

Costs of goods sold per ton	$18.49	$21.45

Production costs per ton	$17.62	$20.65

The following table presents a reconciliation of EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
(in thousands)	Successor	Predecessor
Reconciliation of distributable cash flow to net income:
Net income	$10,783	$6,136
Depreciation and depletion expense	273	179
Income tax expense	—	—
Interest expense	314	928

EBITDA	$11,370	$7,243

Less: Cash interest paid	(255)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (1)	(422)
Add: Accretion of asset retirement obligation	29
Add: Quarterly distribution from preferred interest in Augusta (2)	3,750

Distributable cash flow	$14,472

(1)	Maintenance and replacement capital expenditures, including accrual for reserve replacement, were determined based on an estimated reserve replacement cost of $1.35 per ton sold during the period. Such expenditures include those associated with the replacement of equipment and sand reserves, to the extent that such expenditures are made to maintain our long-term operating capacity. The amount presented does not represent an actual reserve account or requirement to spend the capital.
(2)	The amount pertains to the first quarter performance of Augusta, on which we are entitled to receive a preferred distribution of $3,750. We have included this amount in our distributable cash flow for the first quarter of 2013 as we received this distribution on May 10, 2013, in advance of our first quarter 2013 cash distributions to our common and subordinated unitholders, which will be paid on May 15, 2013. The amount is not reflected in our GAAP net income because our investment in Augusta is accounted for under the cost method. In accordance with that method, any distributions earned under our preferred interest are not recognized as income until the cash is actually received by the Partnership.

[21]

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table summarizes our revenue and expenses for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	Successor	Predecessor
Statement of Operations Data:
Revenues	$19,628	$13,532

Production costs (1)	5,509	4,597
Depreciation and depletion	273	179

Cost of goods sold	5,782	4,776

Gross profit (2)	13,846	8,756

Operating costs and expenses:

General and administrative	2,719	1,487
Exploration expense	1	199
Accretion of asset retirement obligation	29	6

Income from operations	11,097	7,064

Other (income) expense:
Interest expense	314	928

Net income	$10,783	$6,136

(1)	Production costs is defined as costs of goods sold, excluding depreciation and depletion.
(2)	Gross profit equals revenues less costs of goods sold (including depreciation and depletion).

Revenue

Revenue was $19,628 for the three months ended March 31, 2013, during which we sold 312,730 tons of frac sand under three long-term, take-or-pay contracts as well as under spot sale arrangements. Revenue was $13,532 for the three months ended March 31, 2012, during which we sold 222,657 tons of frac sand, solely under two long-term, take-or-pay contracts.

Production Costs

Production costs were $5,509, or $17.62 per ton sold, for the three months ended March 31, 2013, compared to $4,597, or $20.65 per ton sold, for the three months ended March 31, 2012. The decrease in production cost per ton was primarily attributable to the reduced royalty rate per ton resulting from the July 2012 buyout of certain royalty agreements. The GAAP measure most directly comparable to production costs is costs of goods sold, which includes depreciation and depletion and was $5,782, or $18.49 per ton sold, for the three months ended March 31, 2013, compared to $4,776, or $21.45 per ton sold, for the three months ended March 31, 2012.

The principal components of production costs involved in operating our business are excavation costs, labor, utilities, maintenance and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following provides a summary of the drivers impacting the level of production costs between the three months ended March 31, 2013 and the corresponding period in 2012.

[22]

For the three months ended March 31, 2013 and 2012, we incurred $0 and $218, respectively, of excavation costs and labor costs of $950 and $1,088, respectively, which were capitalized into the cost of inventory. The decrease in such costs reflected the comparatively colder weather in March 2013, which did not allow for excavation and wet plant operations to commence during the first quarter of 2013, whereas such operations did commence late in the first quarter of 2012. In order to fulfill customer orders during the first quarter of each year, we typically use inventory that is excavated and washed during prior warmer-weather periods in which the wet plant is operational.

For the three months ended March 31, 2013 and 2012, we incurred $447 and $280 of utility costs, respectively. The increase in such costs was the result of increased tons produced and sold in 2013, as compared to 2012.

For the three months ended March 31, 2013 and 2012, we incurred $485 and $317 of repairs and maintenance costs, respectively.

Both production costs per ton and costs of goods sold per ton were lower in the first quarter 2013 compared to the same period in 2012 as a result of the expansion of the Wyeville plant completed in March 2012, which allowed the processing of 20/40 frac sand, resulting in lower levels of reject sand. The excavation costs, labor, utilities, and maintenance described above were included in the cost of inventory incurred to process a greater number of tons produced and sold in the first quarter of 2013.

We incurred royalties of $753 and $1,369 for the three months ended March 31, 2013 and 2012, respectively, as the lower royalty rate per ton was partially offset by the increased number of tons sold in the first quarter of 2013.

During the three months ended March 31, 2013, we purchased $408 of sand from Hi-Crush Augusta LLC at a purchase price in excess of our production cost per ton.

Gross Profit

Gross profit equals revenues less costs of goods sold. Gross profit was $13,846 for the three months ended March 31, 2013 and $8,756 for the three months ended March 31, 2012. Due to the nature of the fixed price, take-or-pay contracts with our customers, gross profit is primarily affected by royalties and the costs to excavate and process sand. Our cost per ton excavated is fixed, with the exception of a fuel surcharge based on the price of diesel fuel. We incurred no fuel surcharge during the three months ended March 31, 2013 or 2012. The increase in gross profit was due primarily to the increase in tons sold, as well as the reduced royalty rate per ton and enhanced production efficiencies derived from the Wyeville plant expansion, completed in March 2012. Efficiencies included capturing certain grades of sand for sale that had previously been included in reject material, resulting in increased product yield and lower excavation costs per ton sold for the three months ended March 31, 2013 compared to the same period in 2012.

General and Administrative Expenses

General and administrative expenses increased $1,232 to $2,719 for the three months ended March 31, 2013 from $1,487 for the three months ended March 31, 2012. This increase was primarily due to higher legal and other professional fees, as well as higher payroll and related costs from additional sponsor headcount. These incremental general and administrative expenses were predominantly incurred in connection with requirements of being a publicly traded partnership, legal and advisory expenses in connection with our termination of the Baker Hughes supply agreement and the resulting unit holder lawsuits, as well as transaction costs associated with our acquisition of a preferred interest in Hi-Crush Augusta LLC. During the three months ended March 31, 2013, legal fees included $277 in costs associated with unit holder litigation. Future legal expenses incurred in connection with the unit holder lawsuits beyond our $500 deductible will be reimbursable from our insurance carrier. Legal expenses associated with the Baker Hughes litigation are not reimbursable from our insurance carrier.

Interest Expense

Interest expense was $314 for the three months ended March 31, 2013 compared to $928 in the corresponding period in 2012. The interest expense for the 2012 period was incurred in connection with our sponsor’s debt, comprised of its secured credit facility and its subordinated promissory notes, as well as amortization of associated deferred financing costs. The interest expense in the 2013 period related to commitment fees and interest expense on borrowings under our four-year $100,000 revolving credit facility, coupled with the amortization of associated loan origination costs.

Net Income

Net income was $10,783 for the three months ended March 31, 2013 compared to net income of $6,136 for the three months ended March 31, 2012.

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

[23]

We expect our principal sources of liquidity will be cash generated by our operations and quarterly distributions received from our preferred investment in Augusta, supplemented by borrowings under our $100,000 four-year revolving credit facility, as necessary. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of March 31, 2013, our sources of liquidity consisted of $10,521 of available cash and $60,250 pursuant to available borrowings under our revolving credit facility ($100,000, net of $1,500 letter of credit commitments and $38,250 indebtedness). In addition, our general partner is authorized to issue an unlimited number of additional units without the approval of existing limited partner unitholders.

On May 9, 2013, the Partnership entered into a commitment increase agreement and second amendment whereby the lending banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 effected by certain existing lenders and the addition of new lenders to the bank group. Under the second amendment, the Partnership agreed to a term out feature under which $50,000 of borrowings will convert to a term loan due August 21, 2016 if the outstanding borrowings under the revolver exceed at any time $125,000 for four consecutive fiscal quarters. If such conversion occurs, thereafter, the Partnership will be required to maintain a debt service coverage ratio (as such term is defined in the credit facility) of not less than 1.50 to 1.00.

We expect that our future principal uses of cash will be for working capital, making distributions to our unitholders, capital expenditures and funding any debt service obligations. On April 17, 2013, our general partner’s board of directors declared a cash distribution for the first quarter of 2013 of $0.4750 per common and subordinated unit. This represented the third distribution declared by us and corresponds to the minimum quarterly distribution of $0.4750 per unit, or $1.90 on an annualized basis. This distribution will be paid on May 15, 2013 to all unitholders of record on May 1, 2013. On a going-forward basis, we intend to pay a minimum quarterly distribution of $0.4750 per common and subordinated unit per quarter, which equates to approximately $12,961 per quarter, or $51,844 per year, based on the number of common and subordinated units outstanding, to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal or contractual obligation to pay this distribution. Holders of our Class B units are not entitled to distributions until they are converted into common units of the Partnership, with such conversion being fully contingent upon defined earnings and distribution payment thresholds over a specific period of time.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2013, we had a positive working capital balance of $20,335, as compared to a balance of $22,799 at December 31, 2012.

	March 31,	December 31,
	2013	2012
	Successor	Successor
Current assets:
Cash	$10,521	$10,498
Accounts receivable	12,108	8,199
Inventories	1,556	3,541
Due from sponsor	—	5,615
Prepaid and other current assets	327	393

Total current assets	24,512	28,246
Current liabilities:
Accounts payable	1,004	1,977
Accrued liabilities	2,629	1,755
Due to sponsor	544	—
Deferred revenue	—	1,715
Total current liabilities	4,177	5,447

Working capital	$20,335	$22,799

Accounts receivable increased by $3,909 during the three months ended March 31, 2013. The increase was primarily due to outstanding balances receivable from a customer who as of December 31, 2012, maintained a prepaid balance for future deliveries of

[24]

frac sand. The increase in accounts receivable was also attributable to increased shipments of 312,730 tons of frac sand during the three months ended March 31, 2013, compared to 248,158 tons of frac sand shipped during the fourth quarter ended December 31, 2012.

Our inventory consists primarily of sand that has been excavated and processed through the wet plant. Because we do not excavate sand or operate the wet plant in the winter months, we excavate and process sand through the wet plant in excess of current needs throughout the year. This resulted in the decrease in inventory from December 31, 2012 to March 31, 2013.

At December 31, 2012, we had an amount due from our sponsor related to our payment of certain liabilities on its behalf. The subject liabilities were comprised of certain accounts payable that were paid related to the Augusta construction project. Our sponsor repaid the remainder of this balance during the first quarter of 2013. As of March 31, 2013, we have an amount due to our sponsor of $544, primarily related to management fees and other payments made by the sponsor on our behalf.

Accounts payable and accrued liabilities decreased by $99 on a combined basis during the three months ended March 31, 2013. The decrease was primarily due to the decrease in unpaid construction costs at March 31, 2013 as compared to December 31, 2012, offset by slightly higher legal and other professional fees outstanding.

Deferred revenue represents prepayments from a customer for future deliveries of frac sand. In July 2012, we received a payment of $8,250 from a customer in order to prepay for the remainder of its anticipated frac sand shipments in 2012. From July 2012 through December 2012, we recognized approximately $6,535 of revenue related to the customer’s prepayment, resulting in a deferred revenue balance of $1,715 at December 31, 2012. During the quarter ended March 31, 2013, we recognized $1,715 of revenue related to the customer’s prepayment, thereby leading to no outstanding deferred revenue remaining as of March 31, 2013.

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	Successor	Predecessor
Net cash provided by (used in):

Operating activities	$8,466	$3,983

Investing activities	(39,345)	(12,815)

Financing activities	30,902	8,305

Cash Flows – Three Months Ended March 31, 2013 and 2012

Operating Activities

Net cash provided by operating activities was $8,466 and $3,983 for the three month periods ended March 31, 2013 and 2012, respectively. Operating cash flows include $19,628 and $13,532 in net earnings generated from the sale of frac sand to our customers in the three month periods ended March 31, 2013 and 2012, respectively. The net earnings in each period were offset by production costs, general and administrative expenses and cash interest expense, adjusted for changes in working capital described above.

Investing Activities

Net cash used in investing activities was $39,345 for the three months ended March 31, 2013 and consisted primarily of cash payments of $37,500 for the preferred interest in Augusta and construction costs related to a new conveyor system installed over the rail line bisecting the Wyeville property. Net cash used in investing activities was $12,815 for three months ended March 31, 2012 and consisted primarily of costs associated with the expansion of our Wyeville facility.

Financing Activities

Net cash provided by financing activities was $30,902 for the three months ended March 31, 2013, which included receipts of $38,250 of borrowings under our revolving credit facility and $5,615 of net repayments of affiliate financing from our sponsor. These inflows were offset by $12,961 of distributions and payment of $2 of loan origination costs during the quarter.

Net cash provided by financing activities was $8,305 for the three months ended March 31, 2012, which included $8,475 of proceeds under our sponsor’s subordinated promissory notes, partially offset by the payment of $170 of loan origination costs. Our sponsor retained such debt arrangements following our initial public offering.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are likely to have a material effect on our current or future financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

[25]

Capital Requirements

Our sponsor contributed the net assets of its Wyeville facility and operations to us in connection with our initial public offering. The development, construction and expansion of the contributed Wyeville-based property, plant and equipment was completed between January 2011 and March 2012. As this facility represents our sole operating facility, we have no significant anticipated capital requirements in connection with its operations.

Revolving Credit Facility

We have a four-year $100,000 senior secured revolving credit facility. As of March 31, 2013, we had $38,250 indebtedness and $60,250 of undrawn borrowing capacity ($100,000, net of $38,250 of indebtedness and $1,500 letter of credit commitments) under our $100,000 million revolving credit facility. The credit facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Our credit facility has an accordion feature that allows us to increase the available revolving borrowings under the facility up to an aggregate amount of $200,000, subject to our receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. Borrowings under our revolving credit facility are secured by substantially all of our assets.

On May 9, 2013, the Partnership entered into a commitment increase agreement and second amendment whereby the lending banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 effected by certain existing lenders and the addition of new lenders to the bank group. Under the second amendment, the Partnership agreed to a term out feature under which $50,000 of borrowings will convert to a term loan due August 21, 2016 if the outstanding borrowings under the revolver exceed at any time $125,000 for four consecutive fiscal quarters. If such conversion occurs, thereafter, the Partnership will be required to maintain a debt service coverage ratio (as such term is defined in the credit facility) of not less than 1.50 to 1.00.

For additional information regarding our revolving credit facility, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to sell;

•	the price at which we are able to sell frac sand;

•	changes in the price and availability of natural gas or electricity;

•	changes in prevailing economic conditions;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes and disputes with our excavation contractor;

[26]

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents;

•	cave-ins, pit wall failures or rock falls; and

•	our ability to borrow funds and access capital markets.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Risk

As of March 31, 2013, we had $38,250 of debt outstanding under our credit facility, with an effective interest rate of 2.70%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate, would be approximately $103 per year.

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

Recent Accounting Pronouncements

In February 2013, the Financing Accounting Standards Board (“FASB”) issued amended guidance on the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Such arrangements may include debt, other contractual obligations, and settled litigation and judicial rulings. The amended guidance is to be applied retrospectively to all prior periods presented. This guidance will be effective for the Partnership beginning January 1, 2014. The Partnership anticipates that the adoption of this amended guidance will not materially affect its financial position, result of operations or cash flows.

[27]

In December 2011 and January 2013, the FASB issued amended guidance on disclosures pertaining to certain assets and liabilities that are either offset in an entity’s financial statements or those that are subject to a master netting agreement or similar arrangement. The scope of these disclosures is limited to derivatives, repurchase agreements and securities lending transactions. The Partnership adopted this guidance effective January 1, 2013, and as it only impacts disclosures, it did not affect the Partnership’s financial position, result of operations or cash flows.

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

A discussion of our significant accounting policies is included in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K, as filed with the SEC on March 14, 2013. Significant estimates include, but are not limited to, asset retirement obligations; depletion of mineral rights; inventory valuation; and impairment of long-lived assets.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q, other than those described below, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

[28]

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Legal Proceedings

The information required by this Item is contained in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2013. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 31, 2013, the Partnership issued 3,750,000 subordinated Class B Units in connection with its acquisition of a preferred interest in Hi-Crush Augusta LLC, as previously disclosed on the Partnership’s Current Report on Form 8-K filed on February 5, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

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

[29]

believes a violation has occurred under the Mine Act. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits to this report are listed in the Exhibit Index.

[30]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Crush Partners LP
(Registrant)
	By:	Hi-Crush GP LLC, its general partner

Date: May 14, 2013	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

[31]

HI-CRUSH PARTNERS LP

EXHIBIT INDEX

Exhibit Number	Description

2.1	Contribution Agreement, dated January 31, 2013, by and among Hi-Crush Partners LP, Hi-Crush Proppants LLC and Hi-Crush Augusta LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

3.1	Second Amended and Restated Agreement of Limited Partnership of Hi-Crush Partners LP, dated January 31, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

3.2	First Amended and Restated Limited Liability Company Agreement of Hi-Crush Augusta LLC, dated January 31, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

10.1	First Amendment to Registration Rights Agreement, dated January 31, 2013, by and between Hi-Crush Partners LP and Hi-Crush Proppants LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

10.2	First Amendment to Omnibus Agreement, dated January 31, 2013, by and among the Partnership, the General Partner and Proppants (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

10.3	Consent and First Amendment, dated as of January 31, 2013, by and among the Partnership, the lenders party thereto and Amegy Bank, N.A., as administrative agent to the lenders (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.3	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.3	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith. (1)

95.1	Mine Safety Disclosure Exhibit

101	Interactive Data Files- XBRL

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
†	Compensatory plan or arrangement.

[32]