Form 10-Q
period 2013-06-30
Hi-Crush Partners LP
filed 2013-08-14
CIK 1549848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

There were 15,224,820 common units, 13,640,351 subordinated units and 3,750,000 convertible class B units outstanding on July 31, 2013.

[2]

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

HI-CRUSH PARTNERS LP

Condensed Consolidated Balance Sheets

(In thousands, except unit amounts)

(Unaudited)

	June 30,	December 31,
	2013	2012
	Successor	Successor
Assets
Current assets:
Cash	$17,853	$10,498
Restricted cash	688	—
Accounts receivable	27,702	8,199
Inventories	11,909	3,541
Due from Sponsor	—	5,615
Prepaid expenses and other current assets	866	393

Total current assets	59,018	28,246
Property, plant and equipment, net	112,982	72,844
Goodwill and intangible assets, net	74,624	—
Preferred interest in Hi-Crush Augusta LLC	47,043	—
Other assets	1,809	1,095

Total assets	$295,476	$102,185

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$9,148	$1,977
Accrued and other current liabilities	3,381	1,755
Due to Sponsor	1,357	—
Deferred revenue	—	1,715

Total current liabilities	13,886	5,447
Long-term debt	138,250	—
Asset retirement obligation	1,614	1,555

Total liabilities	153,750	7,002
Commitments and contingencies
Partners’ capital:
General partner interest	—	—
Limited partner interests, 28,865,171 and 27,280,702 units outstanding, respectively	132,183	95,183
Class B units, 3,750,000 and none units outstanding, respectively	9,543	—

Total partners’ capital	141,726	95,183

Total liabilities and partners’ capital	$295,476	$102,185

See Notes to Unaudited Condensed Consolidated Financial Statements.

[3]

HI-CRUSH PARTNERS LP

Condensed Consolidated Statement of Operations

(In thousands, except unit and per unit amounts)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	Successor	Predecessor	Successor	Predecessor
Revenues	$27,101	$20,643	$46,729	34,175
Cost of goods sold (including depreciation, depletion and amortization)	11,585	5,495	17,367	10,271

Gross profit	15,516	15,148	29,362	23,904
Operating costs and expenses:
General and administrative	3,847	1,650	6,566	3,137
Exploration expense	45	220	46	419
Accretion of asset retirement obligation	30	6	59	12

Income from operations	11,594	13,272	22,691	20,336

Other income (expense):
Income from preferred interest in Hi-Crush Augusta LLC	3,750	—	3,750	—
Interest expense	(663)	(1,457)	(977)	(2,385)

Net income	$14,681	$11,815	$25,464	17,951

Net income per limited partner unit:
Common units – basic and diluted	$0.53		$0.93

Subordinated units – basic and diluted	$0.53		$0.93

Weighted average limited partner units outstanding:
Common units – basic and diluted	13,992,894		13,819,458

Subordinated units – basic and diluted	13,640,351		13,640,351

See Notes to Unaudited Condensed Consolidated Financial Statements.

[4]

HI-CRUSH PARTNERS LP

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	Successor	Predecessor
Operating activities:
Net income	$25,464	$17,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	995	668
Amortization of intangible assets	363	—
Amortization of deferred charges into interest expense	190	267
Accretion of asset retirement obligation	59	12
Loss on replacement of equipment	191	—
Unit based compensation to independent directors	100	—
Interest expense converted into principal	—	3,083
Changes in operating assets and liabilities:
Accounts receivable	(1,595)	(7,592)
Prepaid expenses and other current assets	336	(1,752)
Inventories	2,026	(620)
Accounts payable	(2,072)	(795)
Accrued and other current liabilities	856	3,019
Due to Sponsor	1,357	—
Deferred revenue	(1,715)	(9,178)

Net cash provided by operating activities	26,555	5,063

Investing activities:
Cash paid for acquisition of preferred interest in Hi-Crush Augusta LLC	(37,500)	—
Cash paid for acquisition of D&I Silica, LLC, net of cash acquired	(95,277)	—
Capital expenditures for property, plant and equipment	(3,575)	(50,326)
Restricted cash, net	—	30

Net cash used in investing activities	(136,352)	(50,296)

Financing activities:
Proceeds from issuance of long-term debt	138,250	48,475
Repayment of long-term debt	—	(1,250)
Affiliate financing, net	5,615	—
Loan origination costs	(791)	(1,071)
Distributions paid	(25,922)	(225)

Net cash provided by financing activities	117,152	45,929

Net increase in cash	7,355	696
Cash:
Beginning of period	10,498	11,054

End of period	$17,853	$11,750

Non-cash investing and financing activities:
(Decrease) increase in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$(1,471)	$9,593
Transferred basis of preferred interest in Hi-Crush Augusta LLC	9,543	—
Unit based cost for acquisition of D&I Silica, LLC	37,358	—
Cash paid for interest, net of amount capitalized	625	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

[5]

HI-CRUSH PARTNERS LP

Condensed Consolidated Statement of Partners’ Capital

(In thousands, except unit amounts)

(Unaudited)

			Limited Partners
	General	Sponsor	Public	Sponsor	Sponsor	Total	Total
	Partner	Class B	Common	Common	Subordinated	Limited	Partner
	Capital	Units	Unit Capital	Unit Capital	Unit Capital	Partner Capital	Capital
Balance at January 1, 2013	$—	$—	$45,139	$2,453	$47,591	$95,183	$95,183
Issuance of 5,522 common units to independent directors	—	—	100	—	—	100	100
Issuance of Class B Units in acquisition of preferred interest in Hi-Crush Augusta LLC	—	57,900	—	—	—	—	57,900
Issuance of 1,578,947 common units in acquisition of D&I Silica, LLC	—	—	37,358	—	—	37,358	37,358
Deemed distribution	—	(48,357)	—	—	—	—	(48,357)
Cash distributions	—	—	(12,296)	(668)	(12,958)	(25,922)	(25,922)
Net income	—	—	12,221	649	12,594	25,464	25,464

Balance at June 30, 2013	$—	$9,543	$82,522	$2,434	$47,227	$132,183	$141,726

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

On January 31, 2013, the Partnership entered into an agreement with the Sponsor to acquire a preferred interest in Hi-Crush Augusta LLC (“Augusta”), the entity that owns the Sponsor’s Augusta facility, which is located in Eau Claire County, Wisconsin, for $37,500 in cash and 3,750,000 newly issued convertible Class B units in the Partnership. The Sponsor will not receive distributions on the Class B units unless certain thresholds are met and until they convert into common units. The preferred interest in Augusta entitles the Partnership to a preferred distribution of $3,750 per quarter, or $15,000 annually.

On June 10, 2013, the Partnership acquired an independent frac sand supplier, D&I Silica, LLC (“D&I”), transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and distributor. The Partnership acquired D&I for $95,481 in cash and 1,578,947 common units (See Note 5 – Business Combination – Preliminary Acquisition Accounting). Founded in 2006, D&I is the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales. D&I operates through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio and New York.

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

The condensed consolidated financial statement information through August 15, 2012 includes the consolidated results and financial position of the Sponsor (Predecessor). The balance sheet as of June 30, 2013 includes only the financial position of the Partnership, including the retained earnings of the Partnership’s operations prospectively from August 16, 2012.

[7]

3. Significant Accounting Policies

In addition to the Significant Accounting Policies disclosed in the notes to the Partnership’s most recently filed annual financial statements, a comprehensive discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K as filed with the SEC on March 14, 2013.

Restricted Cash

The Partnership must pledge cash escrow accounts for the benefit of the Pennsylvania Department of Transportation, Bureau of Rail Freight, Ports and Waterways (“Bureau”) to guarantee performance on rail improvement projects partially funded by the Bureau. The funds are released when the project is completed.

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

Revenue Recognition

Frac sand sales revenues are recognized when legal title passes to the customer, which may occur at the rail origin, production facility, or at the destination terminal. At that point, delivery has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured. Amounts received from customers in advance of sand deliveries are recorded as deferred revenue. Revenue from make-whole provisions in our customer contracts is recognized at the end of the defined cure period.

The majority of our frac sand is sold under long-term take-or-pay supply agreements, the current terms of which expire between 2014 and 2016. These agreements were originally entered into by the Sponsor and were assigned to the Partnership in connection with the Contribution. The take-or-pay agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase at the end of the defined cure period, which can range from three months to the end of a contract year.

Transportation services revenues are recognized as the services have been completed, meaning the related services have been rendered. At that point, delivery of service has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured. Amounts received from customers in advance of transportation services being rendered are recorded as deferred revenue.

Revenue attributable to silo storage leases is recorded on a straight-line basis over the term of the lease.

Deferred Revenue

In July 2012, the Sponsor received an $8,250 advance payment from a customer for a certain volume of frac sand to be delivered over the six-month period beginning in July 2012. As of August 15, 2012, the outstanding balance under this obligation was $6,590, while the cash held by the Partnership was $1,984. As a result, the Sponsor made a cash contribution of $4,606 to align the cash balance with the outstanding balance under this advance. As of December 31, 2012, the balance was $1,715, and as of June 30, 2013, no deferred revenue balance was outstanding under this advance payment.

Fair Value of Financial Instruments

The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate fair value due to the short-term maturities of these instruments. The amount recorded on the balance sheet pertaining to the Partnership’s long-term debt outstanding at June 30, 2013 is considered a Level 2 financial instrument as although there is no observable quoted price, the underlying floating rate of interest is based on a published benchmark interest rate that is observable at commonly quoted intervals. As of June 30, 2013, the carrying value of the debt approximated its fair value as it is subject to floating rate interest and there have not been any significant changes to the Partnership’s credit profile since the debt was issued in January 2013.

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

[8]

(including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. Basic and diluted net income per unit are the same as there are no potentially dilutive common or subordinated units outstanding.

As the 3,750,000 Class B Units do not have voting rights or rights to share in the Partnership’s periodic earnings, either through participation in its distributions or through an allocation of its undistributed earnings or losses, they are not deemed to be participating securities in their current form. In addition, the conversion of the Class B units into common units is fully contingent upon the satisfaction of defined criteria pertaining to the cumulative payment of distributions and earnings per unit of the Partnership as described in Note 11. Therefore, it is possible that the Class B units may never be converted into common units. As such, until all of the defined payment and earnings criteria are satisfied, the Class B units will not be included in our calculation of either basic or diluted earnings per unit.

Income Taxes

The Partnership and Sponsor are pass-through entities and are not considered taxing entities for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At June 30, 2013 and December 31, 2012, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.

Recent Accounting Pronouncements

In July 2013, the FASB issued amended guidance permitting the use of the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes, in addition to the interest rates on direct Treasury obligations of the US government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The update also removes the restriction on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Partnership does not expect the impact of adopting this guidance to be material to the Partnership’s financial position, results of operations or cash flows.

[9]

4. Initial Public Offering

On August 16, 2012, we completed our initial public offering (“IPO”) of 11,250,000 common units representing limited partner interests in the Partnership at a price to the public of $17.00 per common unit, or $15.96 per common unit after payment of the underwriting discount. Total net proceeds paid to our Sponsor from the sale of common units in our IPO were $179,536 after taking into account our underwriting discount of $11,714. Our Sponsor received all proceeds from the IPO and incurred capitalized transaction costs of $3,447. These capitalized transaction costs were retained by our Sponsor. On August 16, 2012, our underwriters exercised their option to purchase an additional 1,687,500 common units for $26,930, or $15.96 per common unit, net of underwriting discounts. As a result, total proceeds were $206,466 from the sale of 12,937,500 total common units to the public.

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

Omnibus Agreement

On August 20, 2012, the Partnership entered into an omnibus agreement with Hi-Crush GP LLC (“Hi-Crush GP”) and our Sponsor. Pursuant to the terms of this agreement, our Sponsor will indemnify the Partnership for certain liabilities over specified periods of time, including but not limited to certain liabilities relating to (a) environmental matters pertaining to the period prior to our initial public offering and the contribution of the sand reserves and related excavation and processing facilities located in Wyeville, Wisconsin (the “Wyeville Plant”) from our Sponsor, provided that such indemnity is capped at $7,500 in aggregate, (b) federal, state and local tax liabilities pertaining to the period prior to our initial public offering and the contribution of the Wyeville Plant from our Sponsor, (c) inadequate permits or licenses related to the contributed assets, and (d) any losses, costs or damages incurred by the

[10]

Partnership that are attributable to our Sponsor’s ownership and operation of the Wyeville Plant prior to the initial public offering and our Sponsor’s contribution of such assets. The Partnership agreed to indemnify our Sponsor from any losses, costs or damages our Sponsor incurs that are attributable to the Partnership’s ownership and operation of the contributed assets following the closing of the initial public offering, subject to similar limitations as on our Sponsor’s indemnity obligations to the Partnership.

The omnibus agreement had provided that the Partnership would assign to Augusta all of its rights and obligations under a long-term take-or-pay contract with one customer on May 1, 2013, and Augusta would have been obligated to accept such assignment and assume the Partnership’s obligations under such contract. On January 31, 2013, in connection with the Partnership’s agreement with our Sponsor to acquire an interest in Augusta, the parties agreed that the take-or-pay contract that was subject to the May 1, 2013 assignment would no longer be assigned. As such, the contract will remain with the Partnership and continue to be fulfilled by the Wyeville Plant for the remainder of its term. In addition, the omnibus agreement also provides the Partnership, for a period of three years from the effective date of the agreement, a right of first offer on sand reserves and related excavation and processing facilities located in Eau Claire County, Wisconsin (the “Augusta Plant”) in the event our Sponsor proposes to transfer such reserves and assets to a third party other than in connection with a sale of all or substantially all of its assets.

Services Agreements

Effective August 16, 2012, our Sponsor entered into a services agreement (the Services Agreement) by and among Hi-Crush GP, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence.

In addition, effective August 16, 2012, the Partnership entered into an agreement with Augusta, pursuant to which Augusta provides maintenance and capital spares to the Partnership in connection with the ongoing maintenance of the Wyeville Plant. Augusta will bill the Partnership for the approximate cost of such items.

Long-Term Incentive Plan

On August 21, 2012, Hi-Crush GP adopted the Hi-Crush Partners LP Long Term Incentive Plan (the “Plan”) for employees, consultants and directors of Hi-Crush GP and those of its affiliates, including our Sponsor, who perform services for the Partnership. The Plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights, and performance awards. The Plan limits the number of common units that may be issued pursuant to awards under the Plan to 1,364,035 units. Common units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The Plan will be administered by Hi-Crush GP’s Board of Directors or a committee thereof. On January 30, 2013, the Partnership issued 2,761 restricted common units to each of its independent directors.

[11]

5. Business Combination – Preliminary Acquisition Accounting

On June 10, 2013, the Partnership acquired D&I, an independent frac sand supplier, transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and supplier. The Partnership acquired D&I for $95,481 in cash, subject to a customary working capital adjustment, and 1,578,947 common units, valued at $37,358 as of June 10, 2013.

The acquisition was accounted for under the acquisition method of accounting whereby management utilized the services of third-party valuation consultants to estimate the fair value of D&I’s net assets. Our condensed consolidated balance sheet as of June 30, 2013 reflects the preliminary purchase price allocations based on available information. Management is reviewing the valuation and confirming the results to determine the final purchase price allocations, which are expected to be completed in the third quarter of 2013. The recognition of additional long-lived assets acquired or liabilities assumed may be identified as management completes its analysis and additional information is obtained about the facts and circumstances existing as of the acquisition date. In addition, we are still in the process of identifying the reporting units associated with the goodwill and intangible assets arising from the acquisition.

The total preliminary purchase price of $132,839 is subject to a working capital adjustment, and was preliminarily allocated to the net assets acquired as follows:

Assets acquired:
Cash	$204
Restricted cash	688
Accounts receivable	17,908
Inventories	10,372
Prepaid expenses and other current assets	809
Property, plant and equipment	39,242
Intangible assets	41,878
Goodwill	33,109
Other assets	113

Total assets acquired	$144,323

Liabilities assumed:
Accounts payable	$10,714
Accrued liabilities and other current liabilities	770

Total liabilities assumed	11,484

Fair value of net assets acquired	$132,839

The operations of D&I have been included in the financial statements of the Partnership prospectively from June 11, 2013. During this period, D&I earned $7,061 in revenue and $687 of net income, as consolidated into the Partnership’s results of operations. In connection with this acquisition, the Partnership incurred $1,728 of acquisition-related costs during the three and six months ended June 30, 2013. Such expenses are included in general and administrative expenses in the Partnership’s condensed consolidated statement of operations.

[12]

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition had occurred at January 1, 2012. The tables include adjustments that were directly attributable to the acquisition or are not expected to have a future impact on the Partnership. The pro-forma results are for illustrative purposes only and are not intended to be indicative of the actual results that would have occurred should the transaction have been consummated at the beginning of the period, nor are they indicative of future results of operations.

Pro Forma Financial Information for the:
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	Successor	Predecessor	Successor	Predecessor
Revenues	$53,711	$45,910	$101,781	$94,825
Net income	$20,798	$14,777	$35,315	$26,934
Net income per limited partner unit:
Common units – basic and diluted	$0.72		$1.22
Subordinated units – basic and diluted	$0.72		$1.22

The pro forma financial information includes the impact of the following pro forma adjustments:

Adjustments Utilized to Prepare the Pro Forma Financial Information for the:
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Debit / (Credit)	Successor	Predecessor	Successor	Predecessor
Acquisition related expenses	$(4,775)	$—	$(4,775)	$—
Other general and administrative expenses	(36)	(74)	(117)	(93)
Interest expense on debt issued to fund acquisition	589	613	1,226	1,266
Depreciation and amortization expense	(206)	1,013	(8)	2,082
Increase in weighted average common units outstanding	1,231,926		1,405,362

[13]

6. Goodwill and Intangible Assets – Preliminary Acquisition Accounting

Changes in goodwill and intangible assets consisted of the following during the six months ended June 30, 2013:

	Goodwill	Intangible Assets
Balance at December 31, 2012	$—	$—
Additions from D&I acquisition	33,109	41,878
Amortization expense		(363)

Balance at June 30, 2013	$33,109	$41,515

Goodwill

As of June 30, 2013, the Partnership had goodwill of $33,109 based on the preliminary allocation of the purchase price of its acquisition of D&I.

Intangible Assets

Intangible assets, arising from the acquisition of D&I, consisted of the following:

		June 30,
	Useful life	2013
		Successor
Supplier agreements	1-20 Years	$21,997
Customer contracts and relationships	1-10 Years	18,132
Other intangible assets	1-3 Years	1,749

Intangible assets		41,878
Less: Accumulated amortization		(363)

Intangible assets, net		$41,515

Amortization expense was $363 during the period from June 11, 2013 through June 30, 2013. The weighted average remaining life of intangible assets was 13.1 years as of June 30, 2013.

Fiscal Year	Amortization
2013 (6 months)	$3,324
2014	5,882
2015	4,329
2016	4,300
2017	4,212
Thereafter	19,468

$41,515

[14]

7. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2013	2012
	Successor	Successor
Raw material	$114	$124
Work-in-progress	3,546	3,280
Finished goods	8,028	4
Spare parts	221	133

	$11,909	$3,541

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2013	2012
	Successor	Successor
Buildings	$2,136	$417
Mining property and mine development	24,352	24,156
Plant and equipment	46,773	43,767
Rail and rail equipment	12,303	5,499
Transload facilities and equipment	30,291	—
Construction-in-progress	512	1,380

	116,367	75,219
Less: Accumulated depreciation and depletion	(3,385)	(2,375)

	$112,982	$72,844

Depreciation and depletion expense was $995 and $668 for the six months ended June 30, 2013 and 2012, respectively. Depreciation and depletion expense was $722 and $489 for the three months ended June 30, 2013 and 2012, respectively. The Partnership recognized a loss on the replacement of equipment of $191 during the six months ended June 30, 2013.

9. Preferred Interest in Hi-Crush Augusta LLC

On January 31, 2013, the Partnership entered into an agreement with our Sponsor to acquire 100,000 preferred units in Augusta, the entity that owns our Sponsor’s Augusta Plant, for $37,500 in cash and 3,750,000 newly issued convertible Class B units in the Partnership.

The transaction represented an exchange of ownership interests between entities under common control. As a result, the Partnership recorded an investment in the preferred interest equal to the total amount of the cash paid and our Sponsor’s cost basis in the preferred units. Excess consideration exchanged over the cost basis was recorded as a deemed distribution to our Sponsor, determined as follows:

Total consideration paid	$95,400
Less: Cash paid	(37,500)
Less: Sponsor’s cost basis in the investment	(9,543)

Deemed distribution	$48,357

As a preferred unit holder in Augusta, the Partnership votes as a separate class from the common unitholders of Augusta and ranks senior to all other equity classes of Augusta. The preferred units entitle the Partnership to receive a distribution equal to $3,750 per quarter, beginning January 1, 2013, plus any unpaid arrearages from prior quarters. On April 1, 2013, Augusta declared its first quarterly distribution of $3,750, paid on May 10, 2013 to the Partnership. As the Partnership’s investment is accounted for under the cost method, and the first distribution was paid after March 31, 2013, income pertaining to this distribution was recognized during the three months ended June 30, 2013. On July 1, 2013, Augusta declared its second quarterly distribution of $3,750, paid on August 9, 2013 to the Partnership.

[15]

The preferred units in Augusta will automatically convert to common units in Augusta on March 31, 2018 unless (i) there are any arrearages in preferred unit distributions, (ii) the preferred units would not have received, on an as-converted basis, an annualized distribution of at least $10,000 over the preceding four quarters or (iii) the Partnership, with concurrence of the conflicts committee of the board of directors of our General Partner, elects to convert at an earlier time. The number of common units issued upon conversion will be equal to 25% of the then outstanding common units, such that, following the conversion, the Partnership would own 20% of the common units in Augusta.

10. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2013	2012
	Successor	Successor
Partnership credit facility	$138,250	$—
Less: current portion of long-term debt	—	—

	$138,250	$—

Subordinated Promissory Notes

Between May 25, 2011 and July 20, 2012, our Sponsor entered into various subordinated promissory notes with certain of its equity investors and their affiliates in an aggregate initial principal amount of $52,167. Borrowings under the subordinated promissory notes bore interest, at our Sponsor’s option, at a rate of 10% for cash interest and 12% for paid-in-kind interest (“PIK interest”). Accruals for PIK interest increased the outstanding principal balance of these promissory notes. The balances of the PIK interest and subordinated promissory notes, as retained by our Sponsor, were paid in full on August 21, 2012 with the proceeds of the sale of the Partnership’s common units by our Sponsor.

New Subordinated Promissory Notes

In order to fund a royalty termination payment (see Note 14 - Commitments and Contingencies), our Sponsor entered into new subordinated promissory notes in July 2012 with certain of its equity investors and their affiliates in an aggregate initial principal amount of $14,981 with similar terms as its existing subordinated promissory notes. The balances of the PIK interest and subordinated promissory note, as retained by our Sponsor, were paid in full by our Sponsor on August 21, 2012 with the proceeds of the sale of the Partnership’s common units by our Sponsor.

Sponsor Credit Facility

On April 6, 2012, our Sponsor entered into a four-year $62,500 secured credit facility (the “Sponsor Credit Facility”) with Amegy Bank, N.A. and a syndicate of other financial institutions. The Sponsor Credit Facility consisted of the following commitments on the part of the lenders: (1) a $25,000 term loan (“Tranche A”), (2) a $30,000 advancing term loan commitment (“Tranche B”) and (3) a $7,500 revolving loan commitment (the “Revolving Commitment”). In addition, the Sponsor Credit Facility included sub-limits for letters of credit and swing line borrowings of up to $5,000 and $2,500, respectively.

Borrowings under the Sponsor Credit Facility bore interest at a floating rate equal to, at our Sponsor’s option, either (a) a base rate plus a range of 225 basis points to 325 basis points per annum or (b) a Eurodollar rate, which is based on one-month LIBOR, plus a range of 325 basis points to 425 basis points per annum. The base rate was established as the highest of (i) the U.S. prime rate last quoted by The Wall Street Journal, (ii) the federal funds rate plus 50 basis points or (iii) daily one-month LIBOR plus 100 basis points. The Revolving Commitment and the Tranche B term loan provides for a commitment fee of 0.5% on the unused portion.

After consummation of the IPO on August 16, 2012, our Sponsor retained the Sponsor Credit Facility and related borrowings. In addition, as of August 16, 2012, the Sponsor Credit Facility was no longer guaranteed by the subsidiaries contributed to the Partnership. As such, the Sponsor’s long-term debt is not reflected on the Partnership’s successor balance sheets.

On August 21, 2012, the Sponsor entered into that certain consent and third amendment to the Sponsor Credit Facility, whereby the lenders, among other things, (i) consented to the consummation of the initial public offering of the Partnership and (ii) released and discharged certain credit parties in connection with the initial public offering.

[16]

Partnership Credit Facility

On August 21, 2012, the Partnership entered into a credit agreement (the “Credit Agreement”), with Amegy Bank, N.A. and a syndicate of other financial institutions (collectively, the “Lending Banks”) providing for a new $100,000 senior secured revolving credit facility (the “Credit Facility”) with a term of four years. The Credit Facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. The Credit Facility has an accordion feature that allows the Partnership to increase the available revolving borrowings under the facility up to an aggregate amount of $200,000, subject to the Partnership receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. Borrowings under the Credit Facility are secured by substantially all of the Partnership’s assets, including its preferred equity interest in Augusta, as discussed below.

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

In connection with our acquisition of a preferred interest in Augusta, on January 31, 2013, the Partnership entered into a consent and first amendment whereby the Lending Banks, among other things, (i) consented to the amendment and restatement of the partnership agreement of the Partnership and (ii) agreed to amend the Credit Agreement to permit the acquisition by the Partnership of a preferred equity interest in Hi-Crush Augusta LLC. On January 31, 2013, the Partnership drew $38,250 under the Credit Facility to fund the acquisition of the preferred interest in Augusta.

On May 9, 2013, the Partnership entered into a commitment increase agreement and second amendment whereby the Lending Banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 and addition of lenders to the lending bank group. Under the second amendment, the Partnership agreed to a term out feature under which $50,000 of borrowings would convert to a term loan due August 21, 2016 if the outstanding borrowings under the revolver exceeded $125,000 for four consecutive quarters. If balances are outstanding on a term loan, the Partnership would be required to maintain a debt service coverage ratio (as such term is defined in the Credit Agreement) of not less than 1.50 to 1.00. On June 10, 2013, we drew $100,000 under the Credit Facility to fund the acquisition of D&I.

The outstanding balance under our Credit Facility carries an interest rate of 2.69% as of June 30, 2013.

As of June 30, 2013, we had $138,250 indebtedness and $60,250 of undrawn borrowing capacity ($200,000, net of $138,250 indebtedness and $1,500 letter of credit commitments) under our Credit Facility. The outstanding balance is due on December 31, 2016.

11. Equity

On January 30, 2013, the Partnership issued 2,761 common units to each of its independent directors, valued in the aggregate at $100 and reflected as general and administrative expense in the accompanying financial statements.

On June 10, 2013, the Partnership issued 1,578,947 common units to certain former members of D&I, representing the non-cash portion of the purchase price.

As of June 30, 2013, our Sponsor owned 702,851 common units, 13,640,351 subordinated units and 3,750,000 Class B Units, representing a 49.7% ownership interest in the limited partner units and 100% ownership interest in the Class B Units of the Partnership. In addition, our Sponsor is the owner of our General Partner.

[17]

Class B Units

On January 31, 2013, the Partnership issued 3,750,000 subordinated Class B Units and paid $37,500 in cash to our Sponsor in return for 100,000 preferred equity units in our Sponsor’s Augusta facility. Our Sponsor will not receive distributions on the Class B Units until converted into common units of the Partnership. The Class B Units are eligible for conversion into common units once we have, for two consecutive quarters, (i) earned $2.31 per common unit, subordinated unit and Class B Unit on an annualized basis and (ii) paid $2.10 per unit in annualized distributions on each common and subordinated unit, or 110% of the current minimum quarterly distribution for a period of two consecutive quarters, and our General Partner has determined, with the concurrence of the conflicts committee of the board of directors of our General Partner, that we are expected to maintain such performance for at least two succeeding quarters. Class B Units do not have voting rights or rights to share in the Partnership’s periodic earnings, either through participation in its distributions or through an allocation of its undistributed earnings or losses.

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

Our distributions have been as follows:

Declaration Date	Amount Declared Per Unit (a)		Record Date	Date Paid	Amount Paid
October 19, 2012	$0.2375	(b)	November 1, 2012	November 15, 2012	$6,480
January 17, 2013	$0.4750		February 1, 2013	February 15, 2013	$12,961
April 16, 2013	$0.4750		May 1, 2013	May 15, 2013	$12,961
July 17, 2013	$0.4750		August 1, 2013	August 15, 2013	$13,711

(a)	For all common and subordinated units. No distributions were declared for our holders of incentive distribution rights or the holders of our Class B units.
(b)	Represents a pro rata distribution of our minimum quarterly distribution for the period from August 16, 2012 through September 30, 2012.

For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and the subordinated units are treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities. As the Class B units do not have rights to share in the Partnership’s periodic earnings, whether through participation in its distributions or through an allocation of its undistributed earnings or losses, they are not participating securities in their current form. In addition, the conversion of the Class B units into common units is fully contingent upon the satisfaction of defined criteria pertaining to the cumulative payment of distributions and earnings per unit of the Partnership as described earlier in Note 11. Therefore, it is possible that the Class B units may never be converted into common units. As such, until all of the defined payment and earnings criteria are satisfied, the Class B units will not be included in our calculation of either basic or diluted earnings per unit.

Distributions made in future periods based on the current period calculation of cash available for distribution are allocated to each class of equity that will receive such distributions. Any unpaid cumulative distributions are allocated to the appropriate class of equity.

[18]

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

Net income attributable to our limited partner unit holders is as follows during the period from January 1, 2013 to June 30, 2013 (in thousands, except per unit amounts):

	Common	Subordinated
	Unitholders	Unitholders
Distributions paid during the period	$6,482	$6,479
Subsequent distributions declared (See Note 16)	7,232	6,479
Undistributed earnings (deficit)	(843)	(364)

Limited partners’ interest in net income	$12,870	$12,594

Subsequent distributions declared (per unit)	$0.4750	$0.4750

During the period from January 1, 2013 to June 30, 2013, no net income was attributable to our Class B Units or the incentive distribution rights holders.

12. Related Party Transactions

On May 25, 2011, our Sponsor entered into a management services agreement with Red Oak Capital Management LLC (the “Service Provider”) which is owned by two members who are also equity members in our Sponsor. The agreement provides for certain management and administrative support services to be provided to our Sponsor for a term of one year and that thereafter remain in place upon the same terms and conditions. Either party may terminate the agreement by delivering written notice within 90 days prior to the date of expiration of the initial term or any time after the expiration of the initial term, by delivering written notice 90 days prior to the desired date of termination. Our Sponsor reimburses the Service Provider 95% of the Service Provider’s actual costs limited to $850 per year. These fees are included in general and administrative expenses. Total management fees were $153 and $315 for the three and six months ended June 30, 2012, respectively. Management fees incurred during the three and six months ended June 30, 2013, are included as a portion of the management services expense from Hi-Crush Services, as discussed below.

Our Sponsor paid quarterly director fees to non-management directors that may be members and/or holders of our Sponsor’s debt through the date of the IPO. Total director fees were $25 and $50 for the three and six months ended June 30, 2012. There were no such fees paid during the three and six months ended June 30, 2013.

During the three and six months ended June 30, 2013, the Partnership incurred $683 and $1,237 of management service expenses from Hi-Crush Services under the Services Agreement discussed in Note 4.

In the normal course of business, our Sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other. During the period from January 1, 2013 to June 30, 2013, we received net repayments of $5,615 for net payments we previously made to various suppliers, vendors or other counterparties on behalf of our Sponsor.

As of June 30, 2013, an outstanding balance of $1,357 payable to our Sponsor is maintained as a current liability under the caption “Due to Sponsor.”

During the three and six months ended June 30, 2013, we purchased $556 and $964 of sand from Hi-Crush Augusta LLC at a purchase price in excess of our production cost per ton.

13. Segment Reporting

The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. It conducts operations through its production plant and terminal facilities which are aggregated into one reportable segment as they sell the same products, source product from frac sand production facilities in the Midwestern United States, have similar customers, use similar distribution systems and have similar economic characteristics and regulatory environments. The reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

[19]

14. Commitments and Contingencies

The Partnership enters into take-or-pay sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through June 30, 2013, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to these customers under these contracts.

D&I made a commitment to purchase sand from suppliers under take-or-pay arrangements. The quantities are not in excess of current requirements.

Hi-Crush Operating LLC, a subsidiary of the Partnership, has entered into royalty agreements under which such entity is under a commitment to pay royalties on sand sold from the Wyeville Plant for which the Partnership has received payment. Royalty expense is recorded as the sand is sold and the royalty payment is paid based on sand volumes sold and paid for by the customer. Royalty expense is included in costs of goods sold. Royalty expense was $845 and $1,598 for the three and six months ended June 30, 2013, respectively. Royalty expense was $1,947 and $3,316 for the three and six months ended June 30, 2012, respectively.

On July 13, 2012, the Sponsor paid $14,000 in cash to terminate one of its existing royalty agreements, including approximately $370 of outstanding obligations at the time. As a result of this payment, the Partnership is no longer required to make ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers from the Wyeville Plant. As part of this transaction, the Predecessor recorded an asset of $13,630, in property, plant and equipment.

The Partnership has long-term leases for rail access, railcars and equipment at its terminal sites, which are also under long-term lease agreements with various railroads. As of June 30, 2013, future minimum operating lease payments are as follows:

Fiscal Year	Amount
2013 (6 months)	$1,651
2014	4,231
2015	3,822
2016	2,868
2017	2,603
Thereafter	4,675

$19,850

From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

In May 2012, Hi-Crush Operating LLC, a subsidiary of the Partnership, entered into a supply agreement for frac sand with Baker Hughes Oilfield Operations, Inc. (“Baker Hughes”). On September 19, 2012, Baker Hughes provided notice that it was terminating the contract. The Partnership believes that Baker Hughes’ termination was wrongful and a direct effort to circumvent its binding purchase obligations under the supply agreement. The Partnership engaged in discussions with Baker Hughes after receiving the notice, but the parties were unable to reach a mutually satisfactory resolution of the matter. On November 12, 2012, Hi-Crush Operating LLC formally terminated the supply agreement and filed suit in the State District Court of Harris County, Texas against Baker Hughes seeking damages for Baker Hughes’ prior wrongful termination of the supply agreement. The matter is now in the discovery phase. The Partnership intends to vigorously enforce its rights under the supply agreement against Baker Hughes. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit.

Following the Partnership’s November 2012 announcement that Hi-Crush Operating LLC had formally terminated its supply agreement with Baker Hughes in response to the repudiation of the agreement by Baker Hughes, the Partnership, the General Partner, certain of its officers and directors and its underwriters were named as defendants in purported securities class action lawsuits brought by the Partnership’s unitholders in the United States District Court for the Southern District of New York. On February 11, 2013, the lawsuits were consolidated into one lawsuit, styled In re: Hi-Crush Partners L.P. Securities Litigation, No. 12-Civ-8557 (CM). A consolidated amended complaint was filed on February 15, 2013. That complaint asserts claims under sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Partnership’s Registration Statement and a subsequent presentation. Among other things, the consolidated amended complaint alleges that defendants failed to disclose to the market certain alleged information relating to Baker Hughes’ repudiation of the supply agreement. The Partnership believes the case is without merit and intends to vigorously defend itself. The Partnership has filed a motion to dismiss the complaint. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit. The SEC has also asked the Partnership to provide information regarding the Baker Hughes dispute.

[20]

15. Asset Retirement Obligation

Although the ultimate amount of reclamation and closure costs to be incurred is uncertain, the Partnership maintained a post-closure reclamation and site restoration obligation of $1,614 and $1,555, as of June 30, 2013 and December 31, 2012, respectively.

The following is a reconciliation of the total reclamation liability for asset retirement obligations:

Balance at December 31, 2012	$1,555
Additions to liabilities	—
Accretion expense	59

Balance at June 30, 2013	$1,614

16. Subsequent Events

On July 17, 2013, we declared a cash distribution totaling $13,711, or $0.4750 per common and subordinated unit. This distribution will be paid on August 15, 2013 to unitholders of record on August 1, 2013. No distributions were declared for our holders of incentive distribution rights or Class B Units.

[21]

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited financial statements as of December 31, 2012, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2013. The information provided below supplements, but does not form part of, our unaudited condensed financial statements or our predecessor’s financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See “Forward-Looking Statements” on page 34. All amounts are presented in thousands except tonnage, acreage or per unit data, or where otherwise noted.

Overview

We are a pure play, low-cost, domestic producer and supplier of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. We own, operate and develop sand reserves and related excavation and processing facilities and will seek to acquire or develop additional facilities. Our 651-acre facility with integrated rail infrastructure, located near Wyeville, Wisconsin (the “Wyeville facility”), enables us to process and cost-effectively deliver approximately 1,600,000 tons of frac sand per year. We also own a preferred interest in our Sponsor’s 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin (the “Augusta facility”), which enables our Sponsor to process and cost-effectively deliver a further 1,600,000 tons of frac sand per year. Substantially all of our frac sand production is sold to leading pressure pumping service providers under long-term, take-or-pay contracts that require our customers to pay a specified price for a specified volume of frac sand each month.

On June 10, 2013, we acquired an independent frac sand supplier, D&I Silica, LLC (“D&I”), transforming us into an integrated Northern White frac sand producer, transporter, marketer and distributor. The Partnership acquired D&I for $95,481 in cash and 1,578,947 common units. Founded in 2006, D&I is the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales. D&I operates through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio and New York.

On May 9, 2013, we entered into a commitment increase agreement and second amendment whereby the Lending Banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 and addition of lenders to the lending bank group. Under the second amendment, we agreed to a term out feature under which $50,000 of borrowings would convert to a term loan due August 21, 2016 if the outstanding borrowings under the revolver exceeded $125,000 for four consecutive quarters. If balances are outstanding on a term loan, we would be required to maintain a debt service coverage ratio (as such term is defined in the Credit Agreement) of not less than 1.50 to 1.00. On June 10, 2013, we drew $100,000 under our Credit Facility to fund the acquisition of D&I.

On May 13, 2013, we entered into an amendment to a supply agreement with one of our customers. The terms of the amendment cover the period from April 1, 2013 to December 31, 2013 and involve a price reduction under the supply agreement in exchange for an increase in contracted frac sand volume at the Wyeville facility for that period. The increase will be offset by a decrease in volume sold to the customer from the Augusta facility operated by our Sponsor. As a result of the amendment, volumes at the Wyeville are contracted at 91% capacity for the remainder of 2013. We estimate this amendment will impact the weighted average price for tons sold under our long-term contracts by less than 10% in 2013.

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

In May 2012, Hi-Crush Operating LLC, our subsidiary, entered into an agreement to supply frac sand to Baker Hughes Oilfield Operations, Inc. (“Baker Hughes”). On September 19, 2012, Baker Hughes provided notice that it was terminating the contract. We engaged in discussions with Baker Hughes after receiving the notice, but were unable to reach a mutually satisfactory resolution of the matter. We believe that Baker Hughes’ termination was wrongful and a direct attempt to circumvent its binding purchase obligations under the supply agreement. On November 12, 2012, Hi-Crush Operating LLC formally terminated the supply agreement and filed suit in the State District Court of Harris County, Texas against Baker Hughes seeking damages for Baker Hughes’ prior wrongful termination of the supply agreement. The matter is now in the discovery phase. We intend to vigorously enforce our rights under the supply agreement against Baker Hughes. We cannot provide assurance, however, as to the outcome of this lawsuit.

[22]

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

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future principally for the following reasons:

•

We completed our acquisition of D&I in June 2013. On June 10, 2013, we acquired D&I, an independent frac sand supplier, transforming us into an integrated Northern White frac sand producer, transporter, marketer and distributor. As a result of the acquisition, we now operate through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio and New York.

•

We completed an expansion of our Wyeville facility in March 2012. In March 2012, we completed an expansion of our Wyeville facility that increased processing capacity from 950,000 to approximately 1,600,000 tons per year.

•

Our historical financial results include certain capital expenditures and other costs related to assets outside of our Wyeville facility, which were not contributed to us by our Sponsor in connection with our IPO. For the six months ended June 30, 2012, our Sponsor maintained $55,746 of property, plant and equipment related to the acquisition, development and construction at sites other than our Wyeville facility, which were not contributed to us in connection with our IPO. In addition, for the three and six months ended June 30, 2012, our Sponsor incurred $1,571 and $1,866, respectively, of general and administrative expenses and $206 and $402, respectively, of exploration costs, respectively, in connection with these non-Wyeville operations.

•

Our historical financial results include long-term debt and related expenses that were not contributed to us by our Sponsor in connection with the IPO. Our Sponsor had indebtedness outstanding under various subordinated promissory notes and a senior secured revolving credit facility, all of which were retained by our Sponsor following the completion of the IPO. For the three and six months ended June 30, 2012, our Sponsor incurred $2,385 and $1,457, respectively, of interest expense related to the subordinated promissory notes and senior secured credit facility. We did not have any indebtedness outstanding as of the closing of the IPO. In January 2013, in connection with our acquisition of a preferred interest in Augusta, we drew $38,250 under our Credit Facility. In June 2013, in connection with our acquisition of D&I, we drew $100,000 under our credit facility. The outstanding balance carries an interest rate of 2.69% as of June 30, 2013.

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

•

We currently incur additional general and administrative expenses as a publicly traded partnership. We have incurred incremental expenses as a publicly traded entity since our IPO. These expenses are associated with compliance under the Exchange Act, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. These incremental expenses exclude the costs incurred by our Sponsor during the IPO process, as well as the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal control reviews and testing.

•

We are incurring additional general and administrative expenses as a result of our expansion and acquisitions. We are incurring additional general and administrative expenses to support our recent expansion, including management level positions in sales, operations, human resources, legal, accounting and reporting, as well as license fees associated with upgraded accounting and reporting software. We expect these incremental growth associated expenses to gradually increase over time as we hire additional personnel.

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

[23]

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

As of July 1, 2013, we had contracted 1,460,000 tons, representing approximately 91% of our capacity for the remainder of 2013. These contracts had a weighted average remaining life of 2.7 years as of June 30, 2013. Assuming production of 1,450,000 tons per year and based on a reserve report prepared by John T. Boyd, our Wyeville facility has an implied 37-year reserve life as of December 31, 2012. During 2013, we initiated spot sales, the impact of which is not included in the 2013 percentage of capacity calculated above.

As a result of the D&I acquisition, we now own and operate 12 destination rail-based terminal locations throughout the Marcellus and Utica shale basins. Our terminals include rail-to-truck and rail-to-storage capabilities and serve as the base for most of our terminal resources and materials management services. Our terminal resources include origin and distribution material staging areas, rail track resources, material handling equipment, private rail fleet, bulk storage solution and quality assurance services on select materials.

Our 12 locations range in size and capacity. For example, our rail track lengths range from 1,290 to 16,600 feet while our capacity is over 150 cars per day. In addition, four of our locations have silo storage capacity totaling 59,200 tons. As of June 30, 2013, we have leased 30,000 tons of such capacity to customers under long-term lease agreements.

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

We also generate frac sand revenues through the delivery of sand to our customers, which may occur at the rail origin or at the destination terminal. We generate service revenues through performance of transportation services including railcar storage fees, transload services, silo storage and other miscellaneous services performed on behalf of our customers. In addition to our frac sand and service revenues, we lease silo space to customers under long-term lease agreements, which typically require monthly payments over the term of the lease.

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

As a preferred unit holder in Augusta, we are entitled to receive a distribution equal to $3,750 per quarter, beginning January 1, 2013, plus any unpaid arrearages from prior quarters. As our investment is accounted for under the cost method, income pertaining to such investment is recognized when the distribution is received.

Costs of Conducting Our Business

The principal expenses involved in production of raw frac sand are excavation costs, labor, utilities, maintenance and royalties. We have a contract with a third party to excavate raw frac sand, deliver the raw frac sand to our processing facility and move the sand from our wet plant to our dry plant. We pay a fixed price per ton excavated and delivered without regard to the amount of sand excavated that meets API specifications. Accordingly, we incur excavation costs with respect to the excavation of sand and other materials from which we ultimately do not derive revenue (rejected materials), and for sand which is still to be processed through the dry plant and not yet sold. However, the ratio of rejected materials to total amounts excavated has been, and we believe will continue to be, in line with our expectations, given the extensive core sampling and other testing we undertook at the Wyeville facility.

[24]

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

We initially paid royalties to third parties at our Wyeville facility at an aggregate rate of $6.15 per ton of sand excavated, delivered at our on-site rail facility and paid for by our customers. Effective July 2012, we terminated certain royalty agreements for a one-time cash payment of $14,000, which has reduced our ongoing royalty costs from $6.15 to $2.50 per ton of sand excavated and delivered from the Wyeville Plant for which we have received payment.

The principal expenses involved in operating the distribution of raw sand are the cost of purchased sand, freight charges, fuel surcharges, terminal switch fees, demurrage costs, storage fees, labor and rent.

We purchase sand through long-term supply agreements with third parties at a fixed price per ton and also through the spot market. We incur transportation costs including trucking, rail freight charges and fuel surcharges when transporting our sand from its origin to destination. We utilize a diverse base of railroads to transport our sand and transportation costs are typically negotiated through long term working relationships.

In addition to our sand and transportation costs, we incur other costs, some of which are passed through to our customers. For example, we incur terminal switch fees payable to the railroads when they transport to certain of our locations along with demurrage and storage fees. We also pay demurrage and storage fees when we utilize system railcars as additional storage capacity at our terminals. Other key components involved in transporting and offloading our sand shipments include on-site labor and railcar rental fees.

We incur general and administrative costs related to our corporate operations. Under our partnership agreement and the services agreement with our Sponsor and our general partner, our Sponsor has discretion to determine, in good faith, the proper allocation of costs and expenses to us for its services, including expenses incurred by our general partner and its affiliates on our behalf. The allocation of such costs for the period from August 16, 2012 through June 30, 2013, subsequent to our initial public offering, was based on management’s best estimate of time and effort spent on the respective operations and facilities. Under these agreements, we reimburse our Sponsor for all direct and indirect costs incurred on our behalf.

How We Evaluate Our Operations

We utilize various financial and operational measures to evaluate our operations. Management measures the performance of the Partnership through performance indicators, including gross profit, production costs, and earnings before interest, taxes, depreciation and amortization (“EBITDA”), and distributable cash flow.

Gross Profit and Production Costs

Price per ton excavated is fixed, and royalties are generally fixed based on tons excavated, delivered and paid for. Considering this largely fixed cost base, our production costs will largely be affected by our ability to control other direct and indirect costs associated with processing frac sand. We use production costs, which we define as costs of goods sold, excluding depreciation and depletion to measure our financial performance. We believe production costs is a meaningful measure because it provides a measure of operating performance that is unaffected by historical cost basis.

Gross profit is further impacted by our ability to control other direct and indirect costs associated with the transportation and delivery of frac sand to our customers. We use gross profit, which we define as revenues less costs of goods sold to measure our financial performance. We believe gross profit is a meaningful measure because it provides a measure of profitability and operating performance.

As a result, production volumes, costs of goods sold per ton, production costs per ton, sales volumes, sales price per ton sold and gross profit are key metrics used by management to evaluate our results of operations.

EBITDA and Distributable Cash Flow

We view EBITDA as an important indicator of performance. We define EBITDA as net income plus depreciation, depletion and amortization and interest and debt expense, net of interest income. Although our Sponsor had not historically quantified distributable cash flow, effective with the date on which the Wyeville net assets were contributed by us by our Sponsor, we use distributable cash flow, to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders. We define distributable cash flow as EBITDA less cash paid for interest expense and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and the distribution from the preferred interest in Augusta to the extent not included in net income. Distributable cash flow will not reflect changes in working capital balances. EBITDA is a supplemental measure utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis. Distributable cash flow is a supplemental measure used to measure the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions to our unitholders.

[25]

Note Regarding Non-GAAP Financial Measures

EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table presents a reconciliation of EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)	Successor	Predecessor	Successor	Predecessor
Reconciliation of distributable cash flow to net income:
Net income	$14,681	$11,815	$25,464	$17,951
Depreciation and depletion expense	722	489	995	668
Amortization expense	363	—	363	—
Interest expense	663	1,457	977	2,385

EBITDA	$16,429	$13,761	$27,799	$21,004

Less: Cash interest paid	(370)		(625)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (1)	(484)		(906)
Add: Accretion of asset retirement obligation	30		59
Add: Quarterly distribution from preferred interest in Augusta (2)	—		3,750

Distributable cash flow	$15,605		$30,077

(1)	Maintenance and replacement capital expenditures, including accrual for reserve replacement, were determined based on an estimated reserve replacement cost of $1.35 per ton sold during the period. Such expenditures include those associated with the replacement of equipment and sand reserves, to the extent that such expenditures are made to maintain our long-term operating capacity. The amount presented does not represent an actual reserve account or requirement to spend the capital.
(2)	The amount pertains to the second quarter performance of Augusta, on which we are entitled to receive a preferred distribution of $3,750. We have included this amount in our distributable cash flow for the first six months of 2013 as we received this distribution on August 9, 2013, in advance of our second quarter 2013 cash distributions to our common and subordinated unitholders, which will be paid on August 15, 2013. The amount is not reflected in our GAAP net income during the first six months of 2013 because our investment in Augusta is accounted for under the cost method. In accordance with that method, any distributions earned under our preferred interest are not recognized as income until the cash is actually received by the Partnership.

[26]

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table summarizes our revenue and expenses for the periods indicated:

	Three Months Ended June 30,
	2013	2012
	Successor	Predecessor
Revenues	$27,101	$20,643
Costs of goods sold
Production costs	4,758	5,006
Other cost of sales	5,742	—
Depreciation, depletion and amortization	1,085	489

Gross profit	15,516	15,148
Operating costs and expenses	3,922	1,876

Income from operations	11,594	13,272
Other income (expense)	3,087	(1,457)

Net income	$14,681	$11,815

Revenues

Revenues include $26,104 generated from the sale of frac sand. For the three months ended June 30, 2013, we sold 358,162 tons of frac sand produced from our Wyeville facility and 56,473 tons of sand purchased under long-term supply agreements. Revenue was $20,643 for the three months ended June 30, 2012, during which we sold 316,599 tons of frac sand produced from our Wyeville facility.

In addition, we recognized other revenues of $997 for the period from June 11, 2013 (date of D&I acquisition) through June 30, 2013 related to transload and terminaling, silo leases and other services.

Cost of goods sold – Production costs

We incurred production costs of $4,758, or $13.28 per ton sold, for the three months ended June 30, 2013, compared to $5,006, or $15.81 per ton sold, for the three months ended June 30, 2012. The decrease in production cost per ton was primarily attributable to the reduced royalty rate per ton resulting from the July 2012 buyout of certain royalty agreements.

The principal components of production costs involved in operating our business are excavation costs, labor, utilities, maintenance and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following provides a summary of the drivers impacting the level of production costs between the three months ended June 30, 2013 and the corresponding period in 2012.

For the three months ended June 30, 2013 and 2012, we incurred $2,532 and $2,039, respectively, of excavation costs and labor costs of $1,034 and $1,069, respectively, which were capitalized into the cost of inventory. The increase in excavation costs are attributable in part to the comparatively colder weather in March 2013, which did not allow for excavation and wet plant operations to commence during the first quarter of 2013, whereas such operations commenced late in the first quarter of 2012. As a result, we excavated more tons during the second quarter of 2013 to make up for the later commencement of excavation during 2013.

For the three months ended June 30, 2013 and 2012, we incurred $710 and $442 of utility costs, respectively. The increase in such costs was the result of increased tons produced and sold in 2013, as compared to 2012.

For the three months ended June 30, 2013 and 2012, we incurred $460 and $281, respectively, of repairs and maintenance costs.

We incurred royalties of $845 and $1,947 for the three months ended June 30, 2013 and 2012, respectively, as the lower royalty rate per ton for the three months ended June 30, 2013 was partially offset by the increased number of tons sold in the second quarter of 2013, compared to the second quarter of 2012.

During the three months ended June 30, 2013, we purchased $556 of sand from Augusta at a purchase price in excess of our production cost per ton.

[27]

Costs of goods sold – Other

The other principal costs of goods sold are the cost of purchased sand, freight charges, fuel surcharges, terminal switch fees, demurrage costs, storage fees, labor and rent. The cost of purchased sand, freight charges and fuel surcharges are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Other cost components, including terminal switch fees, demurrage costs, storage fees, labor and rent are charged to costs of goods sold in the period in which they are incurred.

We purchase sand through long-term supply agreements with third parties at a fixed price per ton and also through the spot market. From June 11, 2013 to June 30, 2013, we incurred $2,760 of purchased sand costs. In addition, we incurred $333 of non-cash costs associated with the sale of inventory previously held as of June 10, 2013 and marked up to fair value in connection with the D&I acquisition.

We incur transportation costs including trucking, freight charges and fuel surcharges when transporting our sand from its origin to destination. For the three months ended June 30, 2013, we incurred $1,163 of transportation costs.

Other costs of sales was $1,487 during the three months ended June 30, 2013, and was primarily comprised of terminal switch fees, demurrage, storage fees, on-site labor and railcar rental fees.

Costs of goods sold – Depreciation, depletion and amortization of intangible assets

For the three months ended June 30, 2013 and 2012, we incurred $1,085 and $489, respectively, of depreciation, depletion and amortization expense. The increase in such costs is attributable to the acquisition of D&I and the depreciation and amortization of its tangible and intangible assets during the period.

Gross Profit

Gross profit was $15,516 for the three months ended June 30, 2013 and $15,148 for the three months ended June 30, 2012. The increase in gross profit was primarily attributable to the operations of D&I, from June 11, 2013 forward and the increased quantity of produced tons of frac sand sold.

Operating Costs and Expenses

The principal components of our operating costs and expenses are general and administrative expenses, which increased $2,197 to $3,847 for the three months ended June 30, 2013 from $1,650 for the three months ended June 30, 2012. This increase was primarily due to higher legal and other professional fees, as well as higher payroll and related costs from additional Sponsor headcount. These incremental general and administrative expenses were predominantly transaction costs of $1,728 associated with our acquisition of D&I, legal and advisory expenses in connection with our termination of the Baker Hughes supply agreement and the resulting unit holder lawsuits and costs incurred in connection with the requirements of being a publicly traded partnership. During the three months ended June 30, 2013, legal fees included $223 in costs associated with unit holder litigation. Future legal expenses incurred in connection with the unit holder lawsuits beyond our $500 deductible, which was met during the second quarter of 2013, will be reimbursable from our insurance carrier. Legal expenses associated with the Baker Hughes litigation are not reimbursable from our insurance carrier.

Interest Expense

Interest expense was $663 for the three months ended June 30, 2013 compared to $1,457 in the corresponding period in 2012. The interest expense for the 2012 period was incurred in connection with our Sponsor’s debt, comprised of its secured credit facility and its subordinated promissory notes, as well as amortization of associated deferred financing costs. The interest expense in the 2013 period related to commitment fees and interest expense on borrowings under our four-year $200,000 revolving credit facility, coupled with the amortization of associated loan origination costs.

Other Income

Other income was $3,750 for the three months ended June 30, 2013, representing the receipt of our first preferred distribution from Augusta.

Net Income

Net income was $14,681 for the three months ended June 30, 2013 compared to net income of $11,815 for the three months ended June 30, 2012.

[28]

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table summarizes our revenue and expenses for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	Successor	Predecessor
Revenues	$46,729	$34,175
Costs of goods sold
Production costs	10,267	9,603
Other cost of sales	5,742	—
Depreciation, depletion and amortization	1,358	668

Gross profit	29,362	23,904
Operating costs and expenses	6,671	3,568

Income from operations	22,691	20,336
Other income (expense)	2,773	(2,385)

Net income	$25,464	$17,951

Revenues

Revenues include $45,732 generated from sales of frac sand. For the six months ended June 30, 2013, we sold 670,892 tons of frac sand produced from our Wyeville facility and 56,473 tons of sand purchased under long-term supply agreements. Revenue was $34,175 for the six months ended June 30, 2012, during which we sold 539,257 tons of frac sand produced from our Wyeville facility.

In addition, we recognized other revenues of $997 for the period from June 11, 2013 (date of D&I acquisition) through June 30, 2013 related to transload and terminaling, silo leases and other services.

Costs of goods sold – Production costs

We incurred production costs of $10,267, or $15.30 per ton sold, for the six months ended June 30, 2013, compared to $9,603, or $17.81 per ton sold, for the six months ended June 30, 2012. The decrease in production cost per ton was primarily attributable to the reduced royalty rate per ton resulting from the July 2012 buyout of certain royalty agreements.

The principal components of production costs involved in operating our business are excavation costs, labor, utilities, maintenance and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following provides a summary of the drivers impacting the level of production costs between the six months ended June 30, 2013 and the corresponding period in 2012.

For the six months ended June 30, 2013 and 2012, we incurred $2,532 and $2,257, respectively, of excavation costs and labor costs of $1,985 and $2,157, respectively, which were capitalized into the cost of inventory.

For the six months ended June 30, 2013 and 2012, we incurred $1,157 and $722, respectively of utility costs. The increase in such costs was the result of increased tons produced and sold in 2013, as compared to 2012.

For the six months ended June 30, 2013 and 2012, we incurred $1,068 and $598, respectively of repairs and maintenance costs. The increase in such costs was driven by projects completed at our wet plant during the first quarter of 2013, including the disposal and replacement of $191 of equipment.

We incurred royalties of $1,598 and $3,316 for the six months ended June 30, 2013 and 2012, respectively, as the lower royalty rate per ton for the three months ended June 30, 2013 was partially offset by the increased number of tons sold in the six months ended June 30, 2013 compared to the second quarter of 2012.

During the six months ended June 30, 2013, we purchased $964 of sand from Augusta at a purchase price in excess of our production cost per ton.

[29]

Costs of goods sold – Other

The other principal costs of goods sold are the cost of purchased sand, freight charges, fuel surcharges, terminal switch fees, demurrage costs, storage fees, labor and rent. The cost of purchased sand, freight charges and fuel surcharges are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Other cost components, including terminal switch fees, demurrage costs, storage fees, labor and rent are charged to costs of goods sold in the period in which they are incurred.

We purchase sand through long-term supply agreements with third parties at a fixed price per ton and also through the spot market. From June 11, 2013 to June 30, 2013, we incurred $2,760 of purchased sand costs. In addition, we incurred $333 of non-cash costs associated with the sale of inventory previously held as of June 10, 2013 and marked up to fair value in connection with the D&I acquisition.

We incur transportation costs including trucking, freight charges and fuel surcharges when transporting our sand from its origin to destination. For the six months ended June 30, 2013, we incurred $1,163 of transportation costs.

Other costs of sales was $1,487 during the six months ended June 30, 2013, and was primarily comprised of terminal switch fees, demurrage, storage fees, on-site labor and railcar rental fees.

Costs of goods sold – Depreciation, depletion and amortization of intangible assets

For the six months ended June 30, 2013 and 2012, we incurred $1,358 and $668, respectively, of depreciation, depletion and amortization expense. The increase in such costs is attributable to the acquisition of D&I and the depreciation and amortization of its tangible and intangible assets during the period.

Gross Profit

Gross profit was $29,362 for the six months ended June 30, 2013 and $23,904 for the six months ended June 30, 2012. The increase in gross profit was due primarily to the increase in tons sold, as well as the reduced royalty rate per ton and enhanced production efficiencies derived from the Wyeville plant expansion completed in March 2012. Efficiencies included capturing certain grades of sand for sale that had previously been included in reject material, resulting in increased product yield and lower excavation costs per ton sold for the six months ended June 30, 2013 compared to the same period in 2012. The increase in gross profit was also partially attributable to the operations of D&I from June 11, 2013 forward.

Operating Costs and Expenses

The principal components of our operating costs and expenses are general and administrative expenses, which increased $3,429 to $6,566 for the six months ended June 30, 2013 from $3,137 for the six months ended June 30, 2012. These incremental general and administrative expenses were predominantly transaction costs of $1,728 associated with our acquisition of D&I, transaction costs of $451 associated with our acquisition of a preferred interest in Augusta, legal and advisory expenses in connection with our termination of the Baker Hughes supply agreement and the resulting unit holder lawsuits and costs incurred in connection with the requirements of being a publicly traded partnership. During the six months ended June 30, 2013, legal fees included $500 in costs associated with unit holder litigation. Future legal expenses incurred in connection with the unit holder lawsuits beyond our $500 deductible, which was met during the second quarter of 2013, will be reimbursable from our insurance carrier. Legal expenses associated with the Baker Hughes litigation are not reimbursable from our insurance carrier.

Interest Expense

Interest expense was $977 for the six months ended June 30, 2013 compared to $2,385 in the corresponding period in 2012. The interest expense for the 2012 period was incurred in connection with our Sponsor’s debt, comprised of its secured credit facility and its subordinated promissory notes, as well as amortization of associated deferred financing costs. The interest expense in the 2013 period related to commitment fees and interest expense on borrowings under our four-year $200,000 revolving credit facility, coupled with the amortization of associated loan origination costs.

Other Income

Other income was $3,750 for the six months ended June 30, 2013, representing the receipt of our first preferred distribution from Augusta.

Net Income

Net income was $25,464 for the six months ended June 30, 2013 compared to net income of $17,951 for the six months ended June 30, 2012.

[30]

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

We expect our principal sources of liquidity will be cash generated by our operations and quarterly distributions received from our preferred investment in Augusta, supplemented by borrowings under our $200,000 four-year revolving credit facility, as necessary. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of June 30, 2013, our sources of liquidity consisted of $17,853 of available cash and $60,250 pursuant to available borrowings under our revolving credit facility ($200,000, net of $1,500 letter of credit commitments and $138,250 indebtedness). In addition, our general partner is authorized to issue an unlimited number of additional units without the approval of existing limited partner unitholders.

On May 9, 2013, the Partnership entered into a commitment increase agreement and second amendment whereby the Lending Banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 and addition of lenders to the lending bank group. Under the second amendment, the Partnership agreed to a term out feature under which $50,000 of borrowings would convert to a term loan due August 21, 2016 if the outstanding borrowings under the revolver exceeded $125,000 for four consecutive quarters. If balances are outstanding on a term loan, the Partnership would be required to maintain a debt service coverage ratio (as such term is defined in the Credit Agreement) of not less than 1.50 to 1.00. On June 10, 2013, we drew $100,000 under our revolving credit facility to fund the acquisition of D&I.

We expect that our future principal uses of cash will be for working capital, making distributions to our unitholders, capital expenditures and funding any debt service obligations. On July 17, 2013, our general partner’s board of directors declared a cash distribution for the second quarter of 2013 of $0.4750 per common and subordinated unit. This represented the fourth distribution declared by us and corresponds to the minimum quarterly distribution of $0.4750 per unit, or $1.90 on an annualized basis. This distribution will be paid on August 15, 2013 to all unitholders of record on August 1, 2013. On a going-forward basis, we intend to pay a minimum quarterly distribution of $0.4750 per common and subordinated unit per quarter, which equates to approximately $13,711 per quarter, or $54,844 per year, based on the number of common and subordinated units outstanding, to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal or contractual obligation to pay this distribution. Holders of our Class B units are not entitled to distributions until they are converted into common units of the Partnership, with such conversion being fully contingent upon defined earnings and distribution payment thresholds over a specific period of time.

[31]

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of June 30, 2013, we had a positive working capital balance of $45,132 as compared to a balance of $22,799 at December 31, 2012.

	June 30, 2013	December 31, 2012
	Successor	Successor
Current assets:
Cash	$17,853	$10,498
Restricted cash	688	—
Accounts receivable	27,702	8,199
Inventories	11,909	3,541
Due from Sponsor	—	5,615
Prepaid and other current assets	866	393

Total current assets	59,018	28,246
Current liabilities:
Accounts payable	9,148	1,977
Accrued and other current liabilities	3,381	1,755
Due to Sponsor	1,357	—
Deferred revenue	—	1,715

Total current liabilities	13,886	5,447

Working capital	$45,132	$22,799

Working capital increased during the period primarily as a result of our acquisition of D&I.

Accounts receivable increased by $19,503 during the six months ended June 30, 2013. The increase was primarily due to $15,121 of accounts receivable maintained by D&I. In addition, our accounts receivable increased due to balances receivable from a customer who as of December 31, 2012 maintained a prepaid balance for future deliveries of frac sand. The increase in accounts receivable was also attributable to increased shipments of 358,162 tons of frac sand during the three months ended June 30, 2013, compared to 248,158 tons of frac sand shipped during the quarter ended December 31, 2012.

Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods in transit. The increase in our inventory was primarily driven by higher finished goods inventory of $8,024 during the period. Most of our finished goods inventory is maintained by D&I and is either in transit to our customers or held at our terminals for future sale.

At December 31, 2012, we had an amount due from our Sponsor related to our payment of certain liabilities on its behalf. The subject liabilities were comprised of certain accounts payable that were paid related to the Augusta construction project. Our Sponsor repaid the remainder of this balance during the first quarter of 2013. As of June 30, 2013, we have an amount due to our Sponsor of $1,357 primarily related to management fees and other payments made by the Sponsor on our behalf.

Accounts payable and accrued liabilities increased by $8,797 on a combined basis during the six months ended June 30, 2013. The increase was primarily attributable to $7,115 of such liabilities held by D&I, professional fees associated with D&I the acquisition, and higher accrued interest associated with the increased borrowings under our credit facility.

Deferred revenue represents prepayments from a customer for future deliveries of frac sand. In July 2012, we received a payment of $8,250 from a customer in order to prepay for the remainder of its anticipated frac sand shipments in 2012. From July 2012 through December 2012, we recognized approximately $6,535 of revenue related to the customer’s prepayment, resulting in a deferred revenue balance of $1,715 at December 31, 2012. During the six months ended June 30, 2013, we recognized $1,715 of revenue related to the customer’s prepayment, thereby leading to no outstanding deferred revenue remaining as of June 30, 2013.

[32]

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	Successor	Predecessor
Net cash provided by (used in):
Operating activities	$26,555	$5,063
Investing activities	(136,352)	(50,296)
Financing activities	117,152	45,929

Cash Flows – Six Months Ended June 30, 2013 and 2012

Operating Activities

Net cash provided by operating activities was $26,555 and $5,063 for the six month periods ended June 30, 2013 and 2012, respectively. Operating cash flows include $25,464 and $17,951 of net income earned in the six month periods ended June 30, 2013 and 2012, respectively, adjusted for non-cash operating expenses and changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $136,352 for the six months ended June 30, 2013 and consisted primarily of cash payments of $95,277 paid for D&I Silica, LLC, $37,500 for the preferred interest in Augusta, and construction costs related to a new conveyor system installed over the rail line bisecting the Wyeville property. Net cash used in investing activities was $50,296 for six months ended June 30, 2012 and consisted primarily of costs associated with the construction of our Sponsor’s Augusta facility.

Financing Activities

Net cash provided by financing activities was $117,152 for the six months ended June 30, 2013, which included receipts of $138,250 of borrowings under our credit facility and $5,615 of net repayments of affiliate financing from our Sponsor. These inflows were offset by $25,922 of distributions to our unitholders and payment of $791 of loan origination costs during the quarter.

Net cash provided by financing activities was $45,929 for the six months ended June 30, 2012, which included $48,475 of proceeds under our Sponsor’s long-term debt facilities, offset by $1,250 repayment of long-term debt, $1,071 of loan origination costs and $225 of distributions to our Sponsor’s members. Our Sponsor retained the debt arrangements following our initial public offering.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are likely to have a material effect on our current or future financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

The Partnership has long-term operating leases for rail access, railcars and equipment at its terminal sites, which are also under long-term lease agreements with various railroads.

Capital Requirements

Our Sponsor contributed the net assets of its Wyeville facility and operations to us in connection with our initial public offering. The development, construction and expansion of the contributed Wyeville-based property, plant and equipment was completed between January 2011 and March 2012. We do not have any significant anticipated capital requirements associated with the Wyeville facility and there are currently not any significant required capital commitments related to our terminal facilities.

Revolving Credit Facility

We have a four-year $200,000 senior secured revolving credit facility. As of June 30, 2013, we had $138,250 indebtedness and $60,250 of undrawn borrowing capacity ($200,000, net of $138,250 of indebtedness and $1,500 letter of credit commitments) under our Credit Facility. The Credit Facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our revolving credit facility are secured by substantially all of our assets.

[33]

On May 9, 2013, the Partnership entered into a commitment increase agreement and second amendment whereby the Lending Banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 and addition of lenders to the lending bank group. Under the second amendment, the Partnership agreed to a term out feature under which $50,000 of borrowings would convert to a term loan due August 21, 2016 if the outstanding borrowings under the revolver exceeded $125,000 for four consecutive quarters. If balances are outstanding on a term loan, the Partnership would be required to maintain a debt service coverage ratio (as such term is defined in the Credit Agreement) of not less than 1.50 to 1.00. On June 10, 2013, we drew $100,000 under our Credit Facility to fund the acquisition of D&I.

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

Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to buy and sell;

•	the price at which we are able to buy and sell frac sand;

•	changes in the price and availability of natural gas or electricity;

•	changes in prevailing economic conditions;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	difficulties in obtaining or renewing environmental permits;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes and disputes with our excavation contractor;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents;

•	cave-ins, pit wall failures or rock falls;

•	our ability to borrow funds and access capital markets;

•	the potential for rail line washouts;

•	changes in the political environment of the drilling basins in which we operate; and

•	changes in the railroad infrastructure and capacity.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

[34]

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The market for frac sand is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the pressure pumping industry. However, because we generate a substantial amount of our revenues under long-term, take-or-pay contracts, we believe we have only limited exposure to short-term fluctuations in the prices of crude oil and natural gas. We do not intend to hedge our indirect exposure to commodity risk.

Interest Rate Risk

As of June 30, 2013, we had $138,250 of debt outstanding under our credit facility, with an effective interest rate of 2.69%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate, would be approximately $372 per year.

Credit Risk – Customer Concentration

A substantial amount of our revenue is generated from three customers. One of these customers is not investment grade. Our customers are generally pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows, and our ability to make cash distributions to our unitholders may be adversely affected.

Recent Accounting Pronouncements

In July 2013, the FASB issued amended guidance permitting the use of the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes, in addition to the interest rates on direct Treasury obligations of the US government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The update also removes the restriction on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Partnership does not expect the impact of adopting this guidance to be material to the Partnership’s financial position, results of operations or cash flows.

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

A discussion of our significant accounting policies is included in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K, as filed with the SEC on March 14, 2013. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, asset retirement obligations; depletion of mineral rights; inventory valuation; and impairment of long-lived and intangible assets.

[35]

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

During the first several months of 2012, leading up to our initial public offering in August 2012, we added accounting personnel and greatly enhanced the segregation of duties, particularly the segregation of the preparation and review processes associated with financial reporting. Specifically, we added a Chief Financial Officer and a financial reporting manager, both of whom have significant financial reporting expertise, and segregated the accounts receivable and accounts payable functions. In addition, through the majority of 2012, we used consultants to supplement our full-time employees until certain positions could be filled and new employees trained. We also completed our controls documentation of major financial reporting processes. During the fourth quarter of 2012, we implemented a new enterprise resource planning, or ERP, system used for financial accounting and reporting to further automate our processes.

As of December 31, 2012, we had documented the major internal controls over financial reporting (“ICFR”) processes, but, in accordance with the SEC’s transition rules for newly public companies, we had not assessed the effectiveness of the ICFR as designed at December 31, 2012.

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

[36]

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Legal Proceedings

The information required by this Item is contained in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 14, 2013. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, other than noted below.

We face distribution and logistical challenges in our business.

As oil and natural gas prices fluctuate, our customers may shift their focus back and forth between different resource plays, some of which can be located in geographic areas that do not have well-developed transportation and distribution infrastructure systems. Transportation and logistical operating expenses comprise a significant portion of our total delivered cost of sales. Therefore, serving our customers in these less-developed areas presents distribution and other operational challenges that may affect our sales and negatively impact our operating costs. Disruptions in transportation services, including shortages of rail cars or a lack of developed infrastructure, could affect our ability to timely and cost effectively deliver to our customers and could provide a competitive advantage to competitors located in closer proximity to our customers. Additionally, increases in the price of transportation costs, including freight charges, fuel surcharges, terminal switch fees and demurrage costs, could negatively impact operating costs if we are unable to pass those increased costs along to our customers. Failure to find long-term solutions to these logistical challenges could adversely affect our ability to respond quickly to the needs of our customers or result in additional increased costs, and thus could negatively impact our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 31, 2013, the Partnership issued 3,750,000 subordinated Class B Units in connection with its acquisition of a preferred interest in Augusta, as previously disclosed on the Partnership’s Current Report on Form 8-K filed on February 5, 2013.

On June 10, 2013, the Partnership issued 1,578,947 common units in connection with its acquisition of D&I, as previously disclosed on the Partnership’s Current Report on Form 8-K filed on June 13, 2013.

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

[37]

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits to this report are listed in the Exhibit Index.

[38]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date: August 14, 2013	/s/ Laura C. Fulton

Laura C. Fulton, Chief Financial Officer

[39]

HI-CRUSH PARTNERS LP

EXHIBIT INDEX

Exhibit Number	Description

1.1	Membership Interest Purchase Agreement, dated May 13, 2013, by and among the Partnership, the members of D & I Silica, LLC, and their respective owners (incorporated by reference to Exhibit 1.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2013).

10.1	Commitment Increase Agreement and Second Amendment, dated May 9, 2011, by and among the Partnership, the lenders party thereto and Amegy Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 15, 2013).

10.2†	Second Amendment to Supply Agreement, effective as of April 1, 2013, between Halliburton Energy Services, Inc. and Hi-Crush Operating LLC.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.3	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.3	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith. (1)

95.1	Mine Safety Disclosure Exhibit

101	Interactive Data Files- XBRL

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
†	Parts of the exhibit have been omitted pursuant to a request for confidential treatment

[40]