Form 10-Q
period 2013-09-30
Hi-Crush Partners LP
filed 2013-11-06
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 15,224,820 common units, 13,640,351 subordinated units and 3,750,000 convertible Class B units outstanding on October 31, 2013.

[2]

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

[3]

HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
	Successor	Successor
Assets
Current assets:
Cash	$20,022	$10,498
Restricted cash	689	—
Accounts receivable	23,127	8,199
Inventories	15,230	3,541
Due from Sponsor	—	5,615
Prepaid expenses and other current assets	1,615	393
Total current assets	60,683	28,246
Property, plant and equipment, net	112,290	72,844
Goodwill and intangible assets, net	73,598	—
Preferred interest in Hi-Crush Augusta LLC	47,043	—
Other assets	2,926	1,095
Total assets	$296,540	$102,185
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$8,011	$1,977
Accrued and other current liabilities	4,369	1,755
Due to Sponsor	1,212	—
Deferred revenue	—	1,715
Total current liabilities	13,592	5,447
Long-term debt	138,250	—
Asset retirement obligation	1,643	1,555
Total liabilities	153,485	7,002
Commitments and contingencies	—	—
Partners’ capital:
General partner interest	—	—
Limited partner interests, 28,865,171 and 27,280,702 units outstanding, respectively	133,512	95,183
Class B units, 3,750,000 and zero units outstanding, respectively	9,543	—
Total partners’ capital	143,055	95,183
Total liabilities and partners’ capital	$296,540	$102,185
See Notes to Unaudited Condensed Consolidated Financial Statements.

[4]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Operations
(In thousands, except unit and per unit amounts)
(Unaudited)

	Three Months Ended September 30,	Period from August 16 Through September 30,	Period from July 1 Through August 15,
	2013	2012	2012
	Successor	Successor	Predecessor
Revenues	$43,515	$12,643	$12,601
Cost of goods sold (including depreciation, depletion and amortization)	25,958	2,832	3,065
Gross profit	17,557	9,811	9,536
Operating costs and expenses:
General and administrative	5,030	592	1,494
Exploration expense	—	27	120
Accretion of asset retirement obligation	29	3	4
Income from operations	12,498	9,189	7,918
Other income (expense):
Income from preferred interest in Hi-Crush Augusta LLC	3,750	—	—
Other income	—	—	6
Interest expense	(1,208)	(80)	(855)
Net income	$15,040	$9,109	$7,069
Net income per limited partner unit:
Common units – basic and diluted	$0.52	$0.33
Subordinated units – basic and diluted	$0.52	$0.33
Weighted average limited partner units outstanding:
Common units – basic and diluted	15,224,820	13,640,351
Subordinated units – basic and diluted	13,640,351	13,640,351
See Notes to Unaudited Condensed Consolidated Financial Statements.

[5]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Operations
(In thousands, except unit and per unit amounts)
(Unaudited)

	Nine Months Ended September 30,	Period from August 16 Through September 30,	Period from January 1 Through August 15,
	2013	2012	2012
	Successor	Successor	Predecessor
Revenues	$90,244	$12,643	$46,776
Cost of goods sold (including depreciation, depletion and amortization)	43,325	2,832	13,336
Gross profit	46,919	9,811	33,440
Operating costs and expenses:
General and administrative	11,596	592	4,631
Exploration expense	46	27	539
Accretion of asset retirement obligation	88	3	16
Income from operations	35,189	9,189	28,254
Other income (expense):
Income from preferred interest in Hi-Crush Augusta LLC	7,500	—	—
Other income	—	—	6
Interest expense	(2,185)	(80)	(3,240)
Net income	$40,504	$9,109	$25,020
Net income per limited partner unit:
Common units – basic and diluted	$1.45	$0.33
Subordinated units – basic and diluted	$1.45	$0.33
Weighted average limited partner units outstanding:
Common units – basic and diluted	14,293,060	13,640,351
Subordinated units – basic and diluted	13,640,351	13,640,351
See Notes to Unaudited Condensed Consolidated Financial Statements.

[6]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2013	Period From August 16 Through September 30, 2012	Period From January 1 Through August 15, 2012
	Successor	Successor	Predecessor
Operating activities:
Net income	$40,504	$9,109	$25,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	2,317	395	1,089
Amortization of intangible assets	2,025	—	—
Amortization of deferred charges into interest expense	325	30	364
Accretion of asset retirement obligation	88	3	16
Loss on replacement of equipment	191	—	—
Unit based compensation to independent directors	100	—	—
Interest expense converted into principal	—	—	3,083
Changes in operating assets and liabilities:
Accounts receivable	2,979	(364)	(8,698)
Prepaid expenses and other current assets	(91)	(290)	(4,549)
Inventories	(1,141)	(226)	(2,052)
Other assets	(1,238)	—	—
Accounts payable	(3,646)	(148)	2,814
Accrued and other current liabilities	1,818	168	2,161
Due to Sponsor	1,212	—	—
Deferred revenue	(1,715)	(1,986)	(2,588)
Net cash provided by operating activities	43,728	6,691	16,660
Investing activities:
Cash paid for acquisition of preferred interest in Hi-Crush Augusta LLC	(37,500)	—	—
Cash paid for acquisition of D & I Silica, LLC, net of cash acquired	(95,277)	—	—
Capital expenditures for property, plant and equipment	(4,854)	(100)	(80,075)
Restricted cash	—	—	30
Net cash used in investing activities	(137,631)	(100)	(80,045)
Financing activities:
Proceeds from issuance of long-term debt	138,250	—	63,985
Repayment of long-term debt	—	—	(1,250)
Affiliate financing, net	5,615	(9,737)	—
Loan origination costs	(805)	—	(1,462)
Distributions paid	(39,633)	—	(225)
Contributions Received	—	4,606	—
Net cash provided by (used in) financing activities	103,427	(5,131)	61,048
Net increase (decrease) in cash	9,524	1,460	(2,337)
Cash:
Beginning of period	10,498	1,984	11,054
End of period	$20,022	$3,444	$8,717
Non-cash investing and financing activities:
(Decrease) increase in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$(1,966)	$(45)	$9,345
Transferred basis of preferred interest in Hi-Crush Augusta LLC	9,543	—	—
Unit based cost for acquisition of D&I Silica, LLC	37,358	—	—
Increase in accounts payable for loan origination costs	—	14	1,238
Non-cash component of capital contribution by Sponsor to the Partnership	—	81,170	—
Cash paid for interest, net of amount capitalized	1,738	—	—
See Notes to Unaudited Condensed Consolidated Financial Statements.

[7]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands, except unit amounts)
(Unaudited)

			Limited Partners
	General Partner Capital	Sponsor Class B Units	Public Common Unit Capital	Sponsor Common Unit Capital	Sponsor Subordinated Unit Capital	Total Limited Partner Capital	Total Partner Capital
Balance at January 1, 2013	$—	$—	$45,139	$2,453	$47,591	$95,183	$95,183
Issuance of 5,522 common units to independent directors	—	—	100	—	—	100	100
Issuance of Class B units in acquisition of preferred interest in Hi-Crush Augusta LLC	—	57,900	—	—	—	—	57,900
Issuance of 1,578,947 common units in acquisition of D&I Silica, LLC	—	—	37,358	—	—	37,358	37,358
Deemed distribution	—	(48,357)	—	—	—	—	(48,357)
Cash distributions	—	—	(19,194)	(1,002)	(19,437)	(39,633)	(39,633)
Net income	—	—	19,788	1,015	19,701	40,504	40,504
Balance at September 30, 2013	$—	$9,543	$83,191	$2,466	$47,855	$133,512	$143,055
See Notes to Unaudited Condensed Consolidated Financial Statements

[8]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)
1. Business and Organization
Hi-Crush Partners LP (together with its subsidiaries, the “Partnership”, “we”, “us”, “our” ) is a Delaware limited partnership formed on May 8, 2012 to acquire selected sand reserves and related processing and transportation facilities of Hi-Crush Proppants LLC. In connection with its formation, the Partnership issued (a) a non-economic general partner interest to Hi-Crush GP LLC (the “General Partner”, or “Hi-Crush GP”), and (b) a 100.0% limited partner interest to Hi-Crush Proppants LLC (the “Sponsor”), its organizational limited partner.
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
On June 10, 2013, the Partnership acquired an independent frac sand supplier, D & I Silica, LLC (“D&I”), transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and distributor. The Partnership acquired D&I for $95,159 in cash and 1,578,947 common units (See Note 5 – Business Combination – Acquisition Accounting). Founded in 2006, D&I is the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales. D&I operates through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio and New York.

[9]

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
The condensed consolidated financial statement information through August 15, 2012 includes the consolidated results and financial position of the Sponsor (Predecessor). The balance sheet as of September 30, 2013 includes only the financial position of the Partnership, including the retained earnings of the Partnership’s operations prospectively from August 16, 2012.

[10]

3. Significant Accounting Policies
In addition to the Significant Accounting Policies listed below, a comprehensive discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K filed with the SEC on March 14, 2013.
Restricted Cash
The Partnership must pledge cash escrow accounts for the benefit of the Pennsylvania Department of Transportation, Bureau of Rail Freight, Ports and Waterways (“Bureau”) to guarantee performance on rail improvement projects partially funded by the Bureau. The funds are released when the project is completed.
Preferred Interest in Hi-Crush Augusta
The Partnership accounts for the preferred interest in Augusta obtained on January 31, 2013 as a cost method investment. The preferred interest is not allocated any of the periodic earnings or losses of Augusta, but may in the future convert to a 20% equity interest in that entity. In accordance with the cost method, distributions earned under the preferred interest are recognized as income on the date the cash is received by the Partnership.
Revenue Recognition
Frac sand sales revenues are recognized when legal title passes to the customer, which may occur at the production facility, rail origin or at the destination terminal. At that point, delivery has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured. Amounts received from customers in advance of sand deliveries are recorded as deferred revenue. Revenue from make-whole provisions in our customer contracts is recognized at the end of the defined cure period.
The majority of our frac sand is sold under long-term, take-or-pay supply agreements, the current terms of which expire between 2014 and 2019. The take-or-pay agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase at the end of the defined cure period, which can range from three months to the end of a contract year.
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
Deferred Revenue
In July 2012, the Sponsor received an $8,250 advance payment from a customer for a certain volume of frac sand to be delivered over the six-month period beginning in July 2012. As of August 15, 2012, the outstanding balance under this obligation was $6,590, while the cash held by the Partnership was $1,984. As a result, the Sponsor made a cash contribution of $4,606 to align the cash balance with the outstanding balance under this advance. As of December 31, 2012, the balance was $1,715, and as of September 30, 2013, no deferred revenue balance was outstanding under this advance payment.
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate fair value due to the short-term maturities of these instruments. The amount recorded on the balance sheet pertaining to the Partnership’s long-term debt outstanding at September 30, 2013 is considered a Level 2 financial instrument as although there is no observable quoted price, the underlying floating rate of interest is based on a published benchmark interest rate that is observable at commonly quoted intervals. As of September 30, 2013, the carrying value of the debt approximated its fair value as it is subject to floating rate interest and there have not been any significant changes to the Partnership’s credit profile since the debt was issued in January 2013.
Net Income per Limited Partner Unit
We have identified the Sponsor’s incentive distribution rights as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any

[11]

Sponsor incentive distributions, by the weighted-average number of outstanding common and subordinated units. Basic and diluted net income per unit are the same as there are no potentially dilutive common or subordinated units outstanding.
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
Income Taxes
The Partnership and Sponsor are pass-through entities and are not considered taxing entities for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At September 30, 2013 and December 31, 2012, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.
Recent Accounting Pronouncements
The Partnership has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition or cash flows, based on current information.

[12]

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
Omnibus Agreement
On August 20, 2012, the Partnership entered into an omnibus agreement with Hi-Crush GP and our Sponsor. Pursuant to the terms of this agreement, our Sponsor will indemnify the Partnership for certain liabilities over specified periods of time, including but not limited to certain liabilities relating to (a) environmental matters pertaining to the period prior to our IPO and the contribution of the sand reserves and related excavation and processing facilities located in Wyeville, Wisconsin (the “Wyeville Plant”) from our Sponsor, provided that such indemnity is capped at $7,500 in aggregate, (b) federal, state and local tax liabilities pertaining to the period prior to our IPO and the contribution of the Wyeville Plant from our Sponsor, (c) inadequate permits or licenses related to the contributed assets, and (d) any losses, costs or damages incurred by the

[13]

Partnership that are attributable to our Sponsor’s ownership and operation of the Wyeville Plant prior to the IPO and our Sponsor’s contribution of such assets. The Partnership agreed to indemnify our Sponsor from any losses, costs or damages our Sponsor incurs that are attributable to the Partnership’s ownership and operation of the contributed assets following the closing of the IPO, subject to similar limitations as on our Sponsor’s indemnity obligations to the Partnership.
The omnibus agreement had provided that the Partnership would assign to Augusta all of its rights and obligations under a long-term, take-or-pay contract with one customer on May 1, 2013, and Augusta would have been obligated to accept such assignment and assume the Partnership’s obligations under such contract. On January 31, 2013, in connection with the Partnership’s agreement with our Sponsor to acquire a preferred interest in Augusta, the parties agreed that the take-or-pay contract subject to the May 1, 2013 assignment would no longer be assigned. As such, the contract will remain with the Partnership and continue to be fulfilled by the Wyeville Plant for the remainder of its term. In addition, the omnibus agreement also provides the Partnership, for a period of three years from the effective date of the agreement, a right of first offer on the sand reserves and related excavation and processing facilities located in Eau Claire County, Wisconsin owned by Augusta (the “Augusta Plant”) in the event our Sponsor proposes to transfer such reserves and assets to a third party other than in connection with a sale of all or substantially all of its assets.
Services Agreements
Effective August 16, 2012, our Sponsor entered into a services agreement (the “Services Agreement”) by and among the General Partner, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence.
In addition, effective August 16, 2012, the Partnership entered into an agreement with Augusta, pursuant to which Augusta provides maintenance and capital spares to the Partnership in connection with the ongoing maintenance of the Wyeville Plant. Augusta bills the Partnership for the approximate cost of such items.
Long-Term Incentive Plan
On August 21, 2012, Hi-Crush GP adopted the Hi-Crush Partners LP Long Term Incentive Plan (the “Plan”) for employees, consultants and directors of Hi-Crush GP and those of its affiliates, including our Sponsor, who perform services for the Partnership. The Plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights, and performance awards. The Plan limits the number of common units that may be issued pursuant to awards under the Plan to 1,364,035 units. Common units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The Plan is administered by Hi-Crush GP’s Board of Directors or a committee thereof. On January 30, 2013, the Partnership issued 2,761 restricted common units to each of its independent directors.

[14]

5. Business Combination – Acquisition Accounting
On June 10, 2013, the Partnership acquired D&I, an independent frac sand supplier, transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and supplier. The Partnership acquired D&I for $95,159 in cash and 1,578,947 common units, valued at $37,358 as of June 10, 2013.
The acquisition was accounted for under the acquisition method of accounting whereby management assessed the net assets acquired and recognized amounts for the identified assets acquired and liabilities assumed. The post-acquisition working capital adjustment was finalized in the third quarter of 2013.
The total purchase price of $132,517 was allocated to the net assets acquired as follows:

Assets acquired:
Cash	$204
Restricted cash	688
Accounts receivable	17,908
Inventories	10,372
Prepaid expenses and other current assets	809
Property, plant and equipment	39,242
Intangible assets	41,878
Goodwill	33,745
Other assets	113
Total assets acquired	$144,959
Liabilities assumed:
Accounts payable	$11,646
Accrued liabilities and other current liabilities	796
Total liabilities assumed	12,442
Fair value of net assets acquired	$132,517
In connection with this acquisition, the Partnership incurred $1,728 of acquisition-related costs during the three months ended June 30, 2013. Such expenses are included in general and administrative expenses in the Partnership’s condensed consolidated statement of operations.
The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition had occurred at January 1, 2012. The tables include adjustments that were directly attributable to the acquisition or are not expected to have a future impact on the Partnership. The pro forma results are for illustrative purposes only and are not intended to be indicative of the actual results that would have occurred should the transaction have been consummated at the beginning of the period, nor are they indicative of future results of operations.

Pro Forma Financial Information for the:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Successor	Pro Forma (1)	Successor	Pro Forma (1)
Revenues	$43,515	$46,205	$145,296	$141,030
Net income	$15,040	$17,351	$50,355	$44,285
Net income per limited partner unit:
Common units – basic and diluted	$0.52		$1.74
Subordinated units – basic and diluted	$0.52		$1.74
(1) The comparative period includes the combination of the Predecessor and Successor results before and after our IPO on August 16 IPO. These pro-forma results are for illustrative purposes only and are not intended to be indicative of the actual results that would have occurred if the acquisition and IPO would have taken place on January 1, 2012.

[15]

The pro forma financial information includes the impact of the following pro forma adjustments:

Adjustments Utilized to Prepare the Pro Forma Financial Information for the:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Debit / (Credit)	Successor	Pro Forma	Successor	Pro Forma
Acquisition related expenses	$—	$—	$(4,775)	$—
Other general and administrative expenses	—	(74)	(117)	(167)
Interest expense on debt issued to fund acquisition	—	599	1,226	1,865
Depreciation and amortization expense	—	1,448	(8)	3,530
Increase in weighted average common units outstanding	—		931,174

[16]

6. Goodwill and Intangible Assets
Changes in goodwill and intangible assets consisted of the following during the nine months ended September 30, 2013:

	Goodwill	Intangible Assets
Balance at December 31, 2012	$—	$—
Additions from D&I acquisition	33,745	41,878
Amortization expense	—	(2,025)
Balance at September 30, 2013	$33,745	$39,853
Goodwill
As of September 30, 2013, the Partnership had goodwill of $33,745 based on the allocation of the purchase price of its acquisition of D&I.
Intangible Assets
Intangible assets arising from the acquisition of D&I consisted of the following:

	Useful life	September 30, 2013
		Successor
Supplier agreements	1-20 Years	$21,997
Customer contracts and relationships	1-10 Years	18,132
Other intangible assets	1-3 Years	1,749
Intangible assets		41,878
Less: Accumulated amortization		(2,025)
Intangible assets, net		$39,853
Amortization expense was $1,662 and $2,025 for the three and nine months ended September 30, 2013, respectively. The weighted average remaining life of intangible assets was 13 years as of September 30, 2013. As of September 30, 2013, future amortization is as follows:

Fiscal Year	Amortization
2013 (3 months)	$1,662
2014	5,883
2015	4,329
2016	4,300
2017	4,212
Thereafter	19,467
$39,853

[17]

7. Inventories
Inventories consisted of the following:

	September 30, 2013	December 31, 2012
	Successor	Successor
Raw material	$63	$124
Work-in-progress	5,180	3,280
Finished goods	9,818	4
Spare parts	169	133
	$15,230	$3,541

[18]

8. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2013	December 31, 2012
	Successor	Successor
Buildings	$2,107	$417
Mining property and mine development	24,393	24,156
Plant and equipment	46,841	43,767
Rail and rail equipment	12,661	5,499
Transload facilities and equipment	30,779	—
Construction-in-progress	370	1,380
Property, plant and equipment	117,151	75,219
Less: Accumulated depreciation and depletion	(4,861)	(2,375)
Property, plant and equipment, net	$112,290	$72,844
Depreciation and depletion expense was as follows during the periods presented:

Predecessor Periods
Period from July 1 through August 15, 2012	$421
Period from January 1 through August 15, 2012	1,089
Successor Period
Period from August 16 through September 30, 2012	$395
Three months ended September 30, 2013	1,322
Nine months ended September 30, 2013	2,317
The Partnership recognized a loss on the replacement of equipment of $191 during the nine months ended September 30, 2013.

[19]

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
In connection with this acquisition, the Partnership incurred $451 of acquisition related costs during the three months ended March 31, 2013. Such expenses are included in general and administrative expenses in the Partnership's condensed consolidated statement of operations for the nine months ended September 30, 2013.
As a preferred unit holder in Augusta, the Partnership votes as a separate class from the common unitholders of Augusta and ranks senior to all other equity classes of Augusta. The preferred units entitle the Partnership to receive a distribution equal to $3,750 per quarter, beginning January 1, 2013, plus any unpaid arrearages from prior quarters. On April 1, 2013, Augusta declared its first quarterly distribution of $3,750, paid on May 10, 2013 to the Partnership. As the Partnership’s investment is accounted for under the cost method, and the first distribution was paid after March 31, 2013, income pertaining to this distribution was recognized during the three months ended June 30, 2013. On August 9, 2013, Augusta paid its second quarterly distribution of $3,750 to the Partnership which was recognized as income during the three months ended September 30, 2013. On October 1, 2013, Augusta declared its third quarterly distribution of $3,750, to be paid on November 11, 2013.
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

[20]

10. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
	Successor	Successor
Partnership credit facility	$138,250	$—
Less: current portion of long-term debt	—	—
	$138,250	$—
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
New Subordinated Promissory Notes
In order to fund a royalty termination payment (see Note 14 - Commitments and Contingencies), our Sponsor entered into new subordinated promissory notes in July 2012 with certain of its equity investors and their affiliates in an aggregate initial principal amount of $14,981 with similar terms as its existing subordinated promissory notes. The balances of the PIK interest and subordinated promissory notes, as retained by our Sponsor, were paid in full by our Sponsor on August 21, 2012 with the proceeds of the sale of the Partnership’s common units by our Sponsor.
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
On August 21, 2012, the Sponsor entered into that certain consent and third amendment to the Sponsor Credit Facility, whereby the lenders, among other things, (i) consented to the consummation of the IPO and (ii) released and discharged certain credit parties in connection with the IPO.
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

[21]

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
If an event of default (as such term is defined the Credit Agreement) occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Facility, termination of the commitments under the Credit Facility and all remedial actions available to a secured creditor.
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
As of September 30, 2013, we had $138,250 indebtedness and $60,250 of undrawn borrowing capacity ($200,000, net of $138,250 indebtedness and $1,500 letter of credit commitments) under our Credit Facility. The outstanding balance is due on December 31, 2016 and carries an interest rate of 3.18% as of September 30, 2013.
Subsidiary Guarantors
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the current subsidiaries of Hi-Crush Partners LP (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities), each a 100 percent directly or indirectly owned subsidiary of the Partnership, (the “guarantors”) will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. The guarantors are our sole subsidiaries, other than Hi-Crush Finance Corp., which is our 100 percent owned subsidiary. The Partnership has no assets or operations independent of its subsidiaries, and there are no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”).

[22]

11. Equity
On January 30, 2013, the Partnership issued 2,761 common units to each of its independent directors, valued in the aggregate at $100 and reflected as general and administrative expense in the accompanying financial statements.
On June 10, 2013, the Partnership issued 1,578,947 common units to certain former members of D&I, representing the non-cash portion of the purchase price for the acquisition (See Note 5 – Business Combination – Acquisition Accounting).
As of September 30, 2013, our Sponsor owned 702,851 common units, 13,640,351 subordinated units and 3,750,000 Class B units, representing a 49.7% ownership interest in the limited partner units and a 100% ownership interest in the Class B units of the Partnership. In addition, our Sponsor is the owner of our General Partner.
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
Incentive Distribution Rights
Incentive distribution rights represent the right to receive increasing percentages (ranging from 15.0% to 50.0%) of quarterly distributions from operating surplus after minimum quarterly distribution and target distribution levels exceed $0.54625 per unit, per quarter. Our Sponsor currently holds the incentive distribution rights, but it may transfer these rights at any time.
Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our common and subordinated unitholders and our Sponsor will receive.
Our distributions have been as follows:

Declaration Date	Amount Declared Per Unit (a)		Record Date	Date Paid	Amount Paid
October 19, 2012	$0.2375	(b)	November 1, 2012	November 15, 2012	$6,480
January 17, 2013	$0.4750		February 1, 2013	February 15, 2013	$12,961
April 16, 2013	$0.4750		May 1, 2013	May 15, 2013	$12,961
July 17, 2013	$0.4750		August 1, 2013	August 15, 2013	$13,711
October 17, 2013	$0.4900		November 1, 2013	November 15, 2013	$14,144

(a)	For all common and subordinated units. No distributions were declared for our holders of incentive distribution rights or the holders of our Class B units.

(b)	Represents a pro rata distribution of our minimum quarterly distribution for the period from August 16, 2012 through September 30, 2012.
For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and the subordinated units are treated as the residual equity interest, or common equity. Incentive

[23]

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
Net income attributable to our limited partner unit holders is as follows during the period from January 1, 2013 to September 30, 2013 (in thousands, except per unit amounts):

	Common Unitholders	Subordinated Unitholders
Distributions paid during the period	$13,714	$12,958
Subsequent distributions declared (See Note 16)	7,460	6,684
Undistributed earnings (deficit)	(371)	59
Limited partners’ interest in net income	$20,803	$19,701
Subsequent distributions declared (per unit)	$0.4900	$0.4900
During the period from January 1, 2013 to September 30, 2013, no net income was attributable to our Class B units or the incentive distribution rights holders.

[24]

12. Related Party Transactions
On May 25, 2011, our Sponsor entered into a management services agreement with Red Oak Capital Management LLC (the “Service Provider”) which is owned by two members who are also equity members in our Sponsor. The agreement provides for certain management and administrative support services to be provided to our Sponsor for a term of one year and that thereafter remain in place upon the same terms and conditions. Either party may terminate the agreement by delivering written notice within 90 days prior to the date of expiration of the initial term or any time after the expiration of the initial term, by delivering written notice 90 days prior to the desired date of termination. Our Sponsor reimburses the Service Provider 95% of the Service Provider’s actual costs limited to $850 per year. Management fees incurred during the three and nine months ended September 30, 2013, are included as a portion of the management services expense from Hi-Crush Services, as discussed below.
Our Sponsor paid quarterly director fees to non-management directors that may be members and/or holders of our Sponsor’s debt through the date of the IPO.
Total management and director fees incurred were as follows:

	Management Fee	Director Fees
Predecessor Periods
Period from July 1 through August 15, 2012	$53	$12
Period from January 1 through August 15, 2012	318	62
Successor Periods
Period from August 16 through September 30, 2012	$53	$—
Three months ended September 30, 2013	—	—
Nine months ended September 30, 2013	—	—
During the three and nine months ended September 30, 2013, the Partnership incurred $872 and $2,109, respectively, of management service expenses from Hi-Crush Services under the Services Agreement discussed in Note 4. During the period from August 16, 2012 through September 30, 2012, the Partnership incurred $148 of such expenses.
In the normal course of business, our Sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other. During the period from January 1, 2013 to September 30, 2013, we received net repayments of $5,615 for net payments we previously made to various suppliers, vendors or other counterparties on behalf of our Sponsor.
As of September 30, 2013, an outstanding balance of $1,212 payable to our Sponsor is maintained as a current liability under the caption “Due to Sponsor.”
During the three and nine months ended September 30, 2013, we purchased $1,119 and $2,082, respectively, of sand from Hi-Crush Augusta LLC at a purchase price in excess of our production cost per ton.

[25]

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

[26]

14. Commitments and Contingencies
The Partnership enters into take-or-pay sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through September 30, 2013, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to these customers under these contracts.
D&I made a commitment to purchase sand from suppliers under take-or-pay arrangements. The quantities are not in excess of current requirements.
Hi-Crush Operating LLC, a subsidiary of the Partnership, has entered into royalty agreements under which such entity is under a commitment to pay royalties on sand sold from the Wyeville Plant for which the Partnership has received payment. Royalty expense is recorded as the sand is sold and the royalty payment is paid based on sand volumes sold and paid for by the customer. Royalty expense is included in costs of goods sold. Royalty expense was $968 and $2,566 for the three and nine months ended September 30, 2013, respectively, $479 for the predecessor period from July 1 through August 15, 2012, and $3,795 for the predecessor period from January 1 through August 15, 2012. Royalty expense was $479 for the successor period of August 16 to September 30, 2012.
On July 13, 2012, the Sponsor paid $14,000 in cash to terminate one of its existing royalty agreements, including approximately $370 of outstanding obligations at the time. As a result of this payment, the Partnership is no longer required to make ongoing future royalty payments to the applicable counterparty for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers from the Wyeville Plant. As part of this transaction, the Predecessor recorded an asset of $13,630, in property, plant and equipment.
The Partnership has long-term leases for rail access, railcars and equipment at its terminal sites, which are also under long-term lease agreements with various railroads. As of September 30, 2013, future minimum operating lease payments are as follows:

Fiscal Year	Amount
2013 (3 months)	$1,775
2014	6,944
2015	6,539
2016	5,580
2017	5,319
Thereafter	12,258
$38,415
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.
In May 2012, Hi-Crush Operating LLC, a subsidiary of the Partnership, entered into a supply agreement for frac sand with Baker Hughes Oilfield Operations, Inc. (“Baker Hughes”). On September 19, 2012, Baker Hughes provided notice that it was terminating the contract and on November 12, 2012, Hi-Crush Operating LLC formally terminated the supply agreement and filed suit in the State District Court of Harris County, Texas. On October 8, 2013, Hi-Crush Operating LLC entered into a settlement agreement with Baker Hughes pursuant to which Hi-Crush Operating LLC and Baker Hughes agreed to jointly dismiss the lawsuit between the parties and, in connection with the settlement, the parties entered into a six-year supply agreement that requires Baker Hughes to purchase minimum volumes of frac sand each month.
Following the Partnership’s November 2012 announcement that Hi-Crush Operating LLC had formally terminated its supply agreement with Baker Hughes in response to the repudiation of the agreement by Baker Hughes, the Partnership, the General Partner, certain of its officers and directors and its underwriters were named as defendants in purported securities class action lawsuits brought by the Partnership’s unitholders in the United States District Court for the Southern District of New York. On February 11, 2013, the lawsuits were consolidated into one lawsuit, styled In re: Hi-Crush Partners L.P. Securities Litigation, No. 12-Civ-8557 (CM). A consolidated amended complaint was filed on February 15, 2013. That complaint asserts claims under sections 11, 12(a)(2), and 15 of the Securities Act, and sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in connection with the Partnership’s Registration Statement and a subsequent presentation. Among other things, the consolidated amended complaint alleges that defendants failed to disclose to the market certain alleged information relating to Baker Hughes’ repudiation of the supply agreement. The Partnership believes the case is without merit and intends to vigorously defend itself. The Partnership has filed a motion to dismiss the complaint. The Partnership cannot

[27]

provide assurance, however, as to the outcome of this lawsuit. The SEC has also asked the Partnership to provide information regarding the Baker Hughes dispute.

[28]

15. Asset Retirement Obligation
Although the ultimate amount of reclamation and closure costs to be incurred is uncertain, the Partnership maintained a post-closure reclamation and site restoration obligation of $1,643 and $1,555, as of September 30, 2013 and December 31, 2012, respectively.
The following is a reconciliation of the total reclamation liability for asset retirement obligations:

Balance at December 31, 2012	$1,555
Additions to liabilities	—
Accretion expense	88
Balance at September 30, 2013	$1,643

[29]

16. Subsequent Events
On October 17, 2013, we declared a cash distribution totaling $14,144, or $0.49 per common and subordinated unit. This distribution will be paid on November 15, 2013 to unitholders of record on November 1, 2013. No distributions were declared for our holders of incentive distribution rights or Class B units.

[30]

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited financial statements as of December 31, 2012, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2013. The information provided below supplements, but does not form part of, our unaudited condensed financial statements or our predecessor’s financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. All amounts are presented in thousands except tonnage, acreage or per unit data, or where otherwise noted.

[31]

Overview
We are a pure play, low-cost, domestic producer and supplier of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. We own, operate and develop sand reserves and related excavation and processing facilities and will seek to acquire or develop additional facilities. Our 651-acre facility with integrated rail infrastructure, located near Wyeville, Wisconsin (the “Wyeville facility”), enables us to process and cost-effectively deliver approximately 1,600,000 tons of frac sand per year. We also own a preferred interest in Hi-Crush Augusta LLC (“Augusta”), a subsidiary of our Sponsor, which owns a 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin (the “Augusta facility”), which enables our Sponsor to process and cost-effectively deliver a further 1,600,000 tons of frac sand per year. Substantially all of our frac sand production is sold to leading pressure pumping service providers under long-term, take-or-pay contracts that require our customers to pay a specified price for a specified volume of frac sand each month.
In May 2012, Hi-Crush Operating LLC, a subsidiary of the Partnership, entered into a supply agreement for frac sand with Baker Hughes Oilfield Operations, Inc. (“Baker Hughes”). On September 19, 2012, Baker Hughes provided notice that it was terminating the contract and on November 12, 2012, Hi-Crush Operating LLC formally terminated the supply agreement and filed suit in the State District Court of Harris County, Texas. On October 8, 2013, Hi-Crush Operating LLC entered into a settlement agreement with Baker Hughes pursuant to which Hi-Crush Operating LLC and Baker Hughes agreed to jointly dismiss the lawsuit between the parties and, in connection with the settlement, the parties entered into a six-year supply agreement that requires Baker Hughes to purchase minimum volumes of frac sand each month.
On June 10, 2013, we acquired D & I Silica, LLC (“D&I”), an independent frac sand supplier, transforming us into an integrated Northern White frac sand producer, transporter, marketer and distributor. The Partnership acquired D&I for $95,159 in cash and 1,578,947 common units. Founded in 2006, D&I is the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales. D&I operates through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio and New York.
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
On May 13, 2013, we entered into an amendment to a supply agreement with one of our customers. The terms of the amendment cover the period from April 1, 2013 to December 31, 2013 and involve a price reduction under the supply agreement in exchange for an increase in contracted frac sand volume at the Wyeville facility for that period. The increase will be offset by a decrease in volume sold to the customer from the Augusta facility operated by our Sponsor. As a result of the May 2013 amendment and entry into the Baker Hughes supply agreement, volumes at the Wyeville facility are contracted at over 90% of capacity for the remainder of 2013 and the first half of 2014. As of September 30, 2013, the weighted average price for tons sold under our long term contracts was $63 and the weighted average life of our long-term contracts, including the Baker Hughes supply agreement described above, was 4.3 years.
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

[32]

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

•
Our historical financial results include certain capital expenditures and other costs related to assets outside of our Wyeville facility, which were not contributed to us by our Sponsor in connection with our IPO. As of August 16, 2012, our Sponsor maintained $71,130 of property, plant and equipment related to the acquisition, development and construction at sites other than our Wyeville facility, which were not contributed to us in connection with our IPO. For the period from January 1, 2012 through August 15, 2012 and the period from July 1, 2012 through August 15, 2012, our Sponsor incurred $2,426 and $560 of general and administrative expenses, respectively, and $523 and $121 of exploration costs, respectively, in connection with these non-Wyeville operations.

•
Our historical financial results include long-term debt and related expenses that were not contributed to us by our Sponsor in connection with our IPO. Our Sponsor had indebtedness outstanding under various subordinated promissory notes and a senior secured revolving credit facility, all of which were retained by our Sponsor following the completion of the IPO. For the period from July 1, 2012 through August 15, 2012 and the period from January 1, 2012 through August 15, 2012, our Sponsor incurred $1,412 and $3,797, respectively, of interest expense related to the subordinated promissory notes and senior secured credit facility. We did not have any indebtedness outstanding as of the closing of the IPO. In January 2013, in connection with our acquisition of a preferred interest in Augusta, we drew $38,250 under our Credit Facility. In June 2013, in connection with our acquisition of D&I, we drew $100,000 under our Credit Facility. The outstanding balance carries an interest rate of 3.18% as of September 30, 2013.

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

[33]

•
We are incurring legal expenses in connection with our termination of the Baker Hughes supply agreement. We incurred legal and advisory expenses in connection with our termination of the Baker Hughes supply agreement and related lawsuit, which settled on October 18, 2013, and we continue to incur legal and advisory expenses in connection with the resulting unit holder lawsuits.

Unless otherwise indicated, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Hi-Crush Partners LP,” “we,” “our,” “us” or like terms when used in a historical context through August 15, 2012 refer to the business and results of operations of Hi-Crush Proppants LLC, our Sponsor and accounting predecessor. Otherwise, those terms refer to Hi-Crush Partners LP and its subsidiaries following our IPO and formation transaction on August 16, 2012, as described in the “Basis of Presentation” section.

[34]

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
As of September 30, 2013, we had contracted 1,460,000 tons at our Wyeville facility, representing approximately 91% of our capacity. Assuming production of 1,450,000 tons per year and based on a reserve report prepared by John T. Boyd, our Wyeville facility has an implied 37-year reserve life as of December 31, 2012. During 2013, we initiated spot sales, the impact of which is not included in the 2013 percentage of capacity calculated above.
As a result of the D&I acquisition, we own and operate 12 destination rail-based terminal locations throughout the Marcellus and Utica shale basins. Our terminals include rail-to-truck and rail-to-storage capabilities and serve as the base for most of our terminal resources and materials management services. Our terminal facilities include origin and distribution material staging areas, rail track capabilities, material handling equipment, private rail fleet, bulk storage and quality assurance services on select materials.
Our 12 rail-based terminal locations range in size and capacity. For example, our rail track lengths range from 1,290 to 16,600 feet while our capacity is over 150 cars per day. In addition, four of our locations have silo storage capacity totaling 59,200 tons. As of September 30, 2013, we have leased 30,000 tons of such capacity to customers under long-term lease agreements.

[35]

How We Generate Revenue
We generate revenue by excavating and processing frac sand, which we sell to our customers primarily under fixed price take-or-pay contracts, which have current terms expiring between 2014 and 2019. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product, the price per ton and liquidated damages in the event either we or the customer fails to meet minimum requirements. Prices in our current contracts are typically fixed for the entire term of the contracts. As a result, our revenue over the duration of these contracts may not follow broader industry pricing trends. If we have excess production and market conditions are favorable, we may elect to sell frac sand in spot market transactions.
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

[36]

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
The principal expenses involved in distribution of raw sand are the cost of purchased sand, freight charges, fuel surcharges, terminal switch fees, demurrage costs, storage fees, labor and rent.
We purchase sand through long-term supply agreements with third parties at a fixed price per ton and also through the spot market. We incur transportation costs including trucking, rail freight charges and fuel surcharges when transporting our sand from its origin to destination. We utilize a diverse base of railroads to transport our sand and transportation costs are typically negotiated through long-term working relationships.
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
We incur general and administrative costs related to our corporate operations. Under our partnership agreement and the services agreement with our Sponsor and our general partner, our Sponsor has discretion to determine, in good faith, the proper allocation of costs and expenses to us for its services, including expenses incurred by our general partner and its affiliates on our behalf. The allocation of such costs for the period from August 16, 2012 through September 30, 2013, subsequent to our IPO, was based on management’s best estimate of time and effort spent on the respective operations and facilities. Under these agreements, we reimburse our Sponsor for all direct and indirect costs incurred on our behalf.

[37]

How We Evaluate Our Operations
We utilize various financial and operational measures to evaluate our operations. Management measures the performance of the Partnership through performance indicators, including gross profit, production costs, and earnings before interest, taxes, depreciation and amortization (“EBITDA”), and distributable cash flow.
Gross Profit and Production Costs
Price per ton excavated is fixed, and royalties are generally fixed based on tons excavated, delivered and paid for. Considering this largely fixed cost base, our production costs will largely be affected by our ability to control other direct and indirect costs associated with processing frac sand. We use production costs, which we define as costs of goods sold at our Wyeville facility excluding depreciation and depletion, to measure our financial performance. We believe production costs is a meaningful measure because it provides a measure of operating performance that is unaffected by historical cost basis.
Gross profit is further impacted by our ability to control other direct and indirect costs associated with the transportation and delivery of frac sand to our customers. We use gross profit, which we define as revenues less costs of goods sold, to measure our financial performance. We believe gross profit is a meaningful measure because it provides a measure of profitability and operating performance.
As a result, production volumes, costs of goods sold per ton, production costs per ton, sales volumes, sales price per ton sold and gross profit are key metrics used by management to evaluate our results of operations.
EBITDA and Distributable Cash Flow
We view EBITDA as an important indicator of performance. We define EBITDA as net income plus depreciation, depletion and amortization and interest and debt expense, net of interest income. Although our Sponsor had not historically quantified distributable cash flow, effective with the date on which the Wyeville net assets were contributed to us by our Sponsor, we use distributable cash flow to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders. We define distributable cash flow as EBITDA less cash paid for interest expense and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and the distribution from the preferred interest in Augusta to the extent not included in net income. Distributable cash flow will not reflect changes in working capital balances. EBITDA is a supplemental measure utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis. Distributable cash flow is a supplemental measure used to measure the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions to our unitholders.
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
The following table presents a reconciliation of EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

[38]

	2013	2012		2013	2012
		Period from	Period from		Period from	Period from
	Three months	July 1	August 16	Nine months	January 1	August 16
	ended	through	through	ended	through	through
	September 30	August 15	September 30	September 30	August 15	September 30
(in thousands)	Successor	Predecessor	Successor	Successor	Predecessor	Successor
Reconciliation of distributable cash flow to net income:
Net income	$15,040	$7,069	$9,109	$40,504	$25,020	$9,109
Depreciation and depletion expense	1,322	421	395	2,317	1,089	395
Amortization expense	1,662	—	—	2,025	—	—
Interest expense	1,208	855	80	2,185	3,240	80
EBITDA	$19,232	$8,345	$9,584	$47,031	$29,349	$9,584
Less: Cash interest paid	(1,119)		(43)	(1,744)		(43)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (1)	(541)		(258)	(1,447)		(258)
Add: Accretion of asset retirement obligation	29		3	88		3
Add: Quarterly distribution from preferred interest in Augusta (2)	—		—	3,750		—
Distributable cash flow	$17,601		$9,286	$47,678		$9,286

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

(2)
The amount pertains to the third quarter performance of Augusta, on which we are entitled to receive a preferred distribution of $3,750. We have included this amount in our distributable cash flow for the first nine months of 2013 as we will receive this distribution on November 11, 2013, in advance of our third quarter 2013 cash distributions to our common and subordinated unitholders, which will be paid on November 15, 2013. The amount is not reflected in our GAAP net income during the first nine months of 2013 because our investment in Augusta is accounted for under the cost method. In accordance with that method, any distributions earned under our preferred interest are not recognized as income until the cash is actually received by the Partnership.

[39]

Results of Operations
The following discussion of our historical performance and financial condition is derived from the Partnership’s historical financial statements and those of our Sponsor, Hi-Crush Proppants LLC, which was our accounting predecessor for financial reporting purposes through August 15, 2012. On August 16, 2012, our Sponsor contributed some but not all of its assets and liabilities to us in connection with our IPO. Accordingly, the historical financial results through August 15, 2012 discussed below include capital expenditures and other costs related to assets that were not contributed to us in connection with our IPO as well as long-term debt and related expenses that were retained by our Sponsor following the completion of our IPO.
The discussion of our historical performance and financial condition is presented for the Successor three and nine months ended September 30, 2013, the Successor period from August 16, 2012 through September 30, 2012 and the Predecessor periods from January 1, 2012 through August 15, 2012 and July 1, 2012 through August 15, 2012. The results of operations for the three and nine months ended September 30, 2012 are also presented on a pro forma basis. The results of operations for the Predecessor periods are for our Sponsor. We believe that the discussion on pro forma basis is a useful supplement to the historical results as it allows the Predecessor and Successor operating results for the periods ended September 30, 2012 to be analyzed on a more comparable basis to the Successor results for the periods ended September 30, 2013. The unaudited pro forma combined consolidated statements of operations reflect the consolidated results of operations of the Partnership as if our IPO had occurred on January 1, 2012. The historical information has been adjusted to give effect to events and circumstances that are (i) directly attributed to our IPO, (ii) factually supportable and (iii) with respect to the statement of operations, expected to have a continuing impact on the combined results. Such items include the elimination of interest expense related to outstanding debt held by our Sponsor prior to our IPO as well as the operating results of entities retained by our Sponsor. This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that may be obtained in the future.
Three Months Ended September 30, 2013 Compared to Pro Forma Period for the Three Months Ended September 30, 2012
The following table presents consolidated revenues and expenses for the periods indicated. This information is derived from the unaudited consolidated statements of operations for the Successor three months ended September 30, 2013, the Successor period from August 16, 2012 through September 30, 2012 and the Predecessor period from July 1, 2012 through August 15, 2012. The three months ended September 30, 2012 are also presented on a pro forma basis, as previously described above.

		As Reported			Pro Forma
		Period from	Period from		Period for the
	Three months	August 16	July 1		three months
	ended	through	through	Pro forma	ended
	September 30, 2013	September 30, 2012	August 15, 2012	Adjustments (a)	September 30, 2012
	Successor	Successor	Predecessor
Revenues	$43,515	$12,643	$12,601	$(270)	$24,974
Costs of goods sold
Production costs	5,250	2,437	2,644	(270)	4,811
Other cost of sales	19,165	—	—	—	—
Depreciation, depletion and amortization	1,543	395	421	(185)	631
Gross profit	17,557	9,811	9,536	185	19,532
Operating costs and expenses	5,059	622	1,618	(1,241)	999
Income from operations	12,498	9,189	7,918	1,426	18,533
Other income (expense)	2,542	(80)	(849)	849	(80)
Net income	$15,040	$9,109	$7,069	$2,275	$18,453
(a) Pro forma adjustments exclude operating results relative to entities retained by our Sponsor and interest expense incurred under our Sponsor's credit facility through August 15, 2012.

[40]

Successor - Three months ended September 30, 2013
Revenues
Revenues include $38,862 generated from the sale of frac sand. For the three months ended September 30, 2013, we sold 533,239 tons of frac sand produced and delivered from our Wyeville facility or purchased under long-term supply agreements.
Other revenue was $4,653 for the three months ended September 30, 2013 related to transload and terminaling, silo leases and other services.
Costs of goods sold – Production costs
We incurred production costs of $5,250 to produce and deliver 400,814 tons of frac sand, or $13.10 per ton produced and delivered, for the three months ended September 30, 2013.
The principal components of production costs involved in operating our business are excavation costs, labor, utilities, maintenance and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following provides a summary of the drivers impacting the level of production costs during the three months ended September 30, 2013.
For the three months ended September 30, 2013, we incurred $2,482 of excavation costs and labor costs of $1,022, which were capitalized into the cost of inventory.
For the three months ended September 30, 2013, we incurred $733 of utility costs.
For the three months ended September 30, 2013, we incurred $525 of repairs and maintenance costs.
We incurred royalties of $968 for the three months ended September 30, 2013.

Costs of goods sold – Other cost of sales
The other principal costs of goods sold are the cost of purchased sand, freight charges, fuel surcharges, terminal switch fees, demurrage costs, storage fees, labor and rent. The cost of purchased sand and transportation related charges are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Other cost components, including demurrage costs, storage fees, labor and rent, are charged to costs of goods sold in the period in which they are incurred.
We purchase sand through long-term supply agreements with third parties at a fixed price per ton and also through the spot market. For the three months ended September 30, 2013, we incurred $8,016 of purchased sand costs. In addition, we incurred $838 of non-cash costs associated with the sale of inventory marked up to fair value in connection with the D&I acquisition.
We incur transportation costs including trucking, freight charges and fuel surcharges when transporting our sand from its origin to destination. For the three months ended September 30, 2013, we incurred $8,215 of transportation costs.
Other costs of sales was $2,096 during the three months ended September 30, 2013, and was primarily comprised of demurrage, storage fees, on-site labor and railcar rental fees.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the three months ended September 30, 2013, we incurred $1,543 of depreciation, depletion and amortization expense.
Gross Profit
Gross profit was $17,557 for the three months ended September 30, 2013.
Operating Costs and Expenses
The principal components of our operating costs and expenses are general and administrative expenses, which totaled $5,030 for the three months ended September 30, 2013. General and administrative expenses were predominantly incurred in connection with the requirements of being a publicly traded partnership. We incurred legal and advisory expenses in connection with our termination of the Baker Hughes supply agreement and the resulting unit holder lawsuits of $302.
Interest Expense
Interest expense was $1,208 for the three months ended September 30, 2013 and is comprised of commitment fees and interest expense on borrowings under our four-year $200,000 revolving credit facility, coupled with the amortization of associated loan origination costs.

[41]

Other Income
Other income was $3,750 for the three months ended September 30, 2013, representing the receipt of the second quarter 2013 preferred distribution from Augusta.

Net Income
Net income was $15,040 for the three months ended September 30, 2013.

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

Predecessor – Period from July 1 to August 15, 2012
Revenue was $12,601 for the period from July 1 to August 15, 2012, during which we sold 186,957 tons of frac sand. Production costs were $2,644, or $14.14 per ton sold, and gross profit was $9,536. Production cost per ton was primarily impacted by the reduced royalty rate per ton resulting from the July 2012 buyout of certain royalty agreements. The enhanced production efficiencies derived from the Wyeville plant expansion, completed in March 2012, did not have a significant impact during the period as the higher cost structure capitalized into inventory prior to the expansion was expensed as the inventory was further processed and sold. General and administrative expenses were $1,494, including certain expenses incurred by our Sponsor associated with our IPO. Interest expense was $855 related to our Sponsor’s debt, all of which was retained by our Sponsor following our IPO. Net income was $7,069 for the period from July 1 through August 15, 2012.

Supplemental Analysis - Successor Three Months Ended September 30, 2013 Compared to Pro Forma Three Months Ended September 30, 2012

Revenues
Revenues generated from the sale of frac sand was $38,862 for the three months ended September 30, 2013, during which we sold 533,239 tons of frac sand produced and delivered from our Wyeville facility or purchased under long-term supply agreements. Revenue was $24,974 for the pro forma three months ended September 30, 2012, during which we sold 374,541 tons of frac sand produced from our Wyeville facility. Average sales price per ton was $73 or the three months ended September 30, 2013 and $67 for the pro forma three months ended September 30, 2012. The change in sales price between the two periods is due to the mix in pricing of FOB plant and FOB destination (59% and 100% of tons were sold FOB plant for the three months ended September 30, 2013 and the pro forma three months ended September 30, 2012, respectively), reduced sales prices due to the customer contract amendment effective April 1, 2013, and the mix of product sold.
Other revenue was $4,653 for the three months ended September 30, 2013 related to transload and terminaling, silo leases and other services.
Costs of goods sold – Production costs
We incurred production costs of $5,250, or $13.10 per ton produced and delivered sold, for the three months ended September 30, 2013, compared to $4,811, or $12.85 per ton sold, for the pro forma three months ended September 30, 2012.
The principal components of production costs involved in operating our business are excavation costs, labor, utilities, maintenance and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following provides a summary of the drivers impacting the level of production costs between the three months ended September 30, 2013 and the corresponding pro forma three months ended September 30, 2012.
For the three months ended September 30, 2013 and the pro forma three months ended September 30 2012, we incurred $2,482 and $2,309, respectively, of excavation costs and $1,022 and $1,068, respectively, of labor costs which were capitalized into the cost of inventory.
For the three months ended September 30, 2013 and the pro forma three months ended September 30 2012, we incurred $733 and $702 of utility costs, respectively.
For the three months ended September 30, 2013 and the pro forma three months ended September 30, 2012, we incurred $525 and $359, respectively, of repairs and maintenance costs.

[42]

For the three months ended September 30, 2013 and the pro forma three months ended September 30 2012, we incurred royalties of $968 and $936, respectively. The increase was attributable to higher tonnage produced and delivered from the Wyeville facility in 2013 as compared to 2012.

Costs of goods sold – Other cost of sales
The other principal costs of goods sold are the cost of purchased sand, freight charges, fuel surcharges, terminal switch fees, demurrage costs, storage fees, labor and rent. The cost of purchased sand and transportation related charges are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Other cost components, including demurrage costs, storage fees, labor and rent are charged to costs of goods sold in the period in which they are incurred.
We purchase sand through long-term supply agreements with third parties at a fixed price per ton and also through the spot market. For the three months ended September 30, 2013, we incurred $8,016 of purchased sand costs. In addition, we incurred $838 of non-cash costs associated with the sale of inventory marked up to fair value in connection with the D&I acquisition.
We incur transportation costs including trucking, freight charges and fuel surcharges when transporting our sand from its origin to destination. For the three months ended September 30, 2013, we incurred $8,215 of transportation costs.
Other costs of sales was $2,096 during the three months ended September 30, 2013, and was primarily comprised of demurrage, storage fees, on-site labor and railcar rental fees.
We did not incur other costs of sales during the pro forma three months ended September 30, 2012.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the three months ended September 30, 2013 and the pro forma three months ended September 30, 2012, we incurred $1,543 and $631, respectively, of depreciation, depletion and amortization expense. The increase in such costs is attributable to the acquisition of D&I and the depreciation and amortization of its tangible and intangible assets during the period.
Gross Profit
Gross profit was $17,557 for the three months ended September 30, 2013 and $19,532 for the pro forma three months ended September 30, 2012. Gross profit was primarily impacted by reduced pricing in the third quarter 2013 compared to third quarter 2012, partially offset by additional tons sold and additional gross profit contributed from the D&I acquisition.
Operating Costs and Expenses
For the three months ended September 30, 2013 and the pro forma three months ended September 30, 2012, we incurred operating costs and expenses of $5,059 and $999, respectively. The principal components of our operating costs and expenses are general and administrative expenses. The increase in general and administrative expenses were the result of $1,439 of intangible asset amortization, $1,336 of costs attributable to the D&I operations and increased costs of $983 incurred in connection with the requirements of being a publicly traded partnership. In addition, we incurred legal and advisory expenses in connection with our termination of the Baker Hughes supply agreement and the resulting unit holder lawsuits of $302 in the third quarter 2013.
Interest Expense
Interest expense was $1,208 for the three months ended September 30, 2013 compared to $80 in the pro forma three months ended September 30, 2012. The interest expense for the 2012 pro forma period consisted of commitment fees and amortization of associated loan origination costs under the Partnership’s credit facility. The interest expense in the 2013 period related to commitment fees and interest expense on borrowings under our four-year $200,000 revolving credit facility, coupled with the amortization of associated loan origination costs.
Other Income
Other income was $3,750 for the three months ended September 30, 2013, representing the receipt of our second quarter 2013 preferred distribution from Augusta.
We did not earn other income during the pro forma three months ended September 30, 2012.
Net Income
Net income was $15,040 for the three months ended September 30, 2013 compared to net income of $18,453 for the pro forma three months ended September 30, 2012.

[43]

Nine Months Ended September 30, 2013 Compared to Pro Forma Period for the Nine Months Ended September 30, 2012
The following table presents consolidated revenues and expenses for the periods indicated. This information is derived from the unaudited consolidated statements of operations for the Successor nine months ended September 30, 2013, the Successor period from August 16, 2012 through September 30, 2012 and the Predecessor period from January 1, 2012 through August 15, 2012. The nine months ended September 30, 2012 are also presented on a pro forma basis, as discussed above.

		As Reported			Pro Forma
		Period from	Period from		Period for the
	Nine months	August 16	January 1		nine months
	ended	through	through	Pro forma	ended
	September 30, 2013	September 30, 2012	August 15, 2012	Adjustments (a)	September 30, 2012
	Successor	Successor	Predecessor
Revenues	$90,244	$12,643	$46,776	$(270)	$59,149
Costs of goods sold
Production costs	15,517	2,437	12,247	(279)	14,405
Other cost of sales	24,907	—	—	—	—
Depreciation, depletion and amortization	2,901	395	1,089	(184)	1,300
Gross profit	46,919	9,811	33,440	193	43,444
Operating costs and expenses	11,730	622	5,186	(2,949)	2,859
Income from operations	35,189	9,189	28,254	3,142	40,585
Other income (expense)	5,315	(80)	(3,234)	3,234	(80)
Net income	$40,504	$9,109	$25,020	$6,376	$40,505
(a) Pro forma adjustments give effect to exclude operating results relative to entities retained by our Sponsor and interest expense incurred under our Sponsor's credit facility through August 15, 2012.

Successor - Nine months ended September 30, 2013
Revenues
Revenues generated from the sale of frac sand were $84,594 for the nine months ended September 30, 2013, during which we sold 1,260,604 tons of frac sand produced and delivered from our Wyeville facility or purchased under long-term supply agreements.
Other revenue was $5,650 for the nine months ended September 30, 2013 related to transload and terminaling, silo leases and other services.
Cost of goods sold – Production costs
We incurred production costs of $15,517 to produce and deliver 1,071,706 tons of frac sand, or $14.48 per ton produced and delivered, for the nine months ended September 30, 2013.
The principal components of production costs involved in operating our business are excavation costs, labor, utilities, maintenance and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following provides a summary of the drivers impacting the level of production costs during the nine months ended September 30, 2013.
For the nine months ended September 30, 2013, we incurred $5,014 of excavation costs and $3,007 of labor costs, which were capitalized into the cost of inventory.
For the nine months ended September 30, 2013, we incurred $1,890 of utility costs.
For the nine months ended September 30, 2013, we incurred $1,593 of repairs and maintenance costs.
We incurred royalties of $2,566 for the nine months ended September 30, 2013.

[44]

During the nine months ended September 30, 2013, we purchased $964 of sand from Augusta at a purchase price in excess of our production cost per ton.

Costs of goods sold – Other cost of sales
The other principal costs of goods sold are the cost of purchased sand, freight charges, fuel surcharges, terminal switch fees, demurrage costs, storage fees, labor and rent. The cost of purchased sand and transportation related charges are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Other cost components, including demurrage costs, storage fees, labor and rent are charged to costs of goods sold in the period in which they are incurred.
We purchase sand through long-term supply agreements with third parties at a fixed price per ton and also through the spot market. For the nine months ended September 30, 2013, we incurred $10,790 of purchased sand costs. In addition, we incurred $1,171 of non-cash costs associated with the sale of inventory marked up to fair value in connection with the D&I acquisition.
We incur transportation costs including trucking, freight charges and fuel surcharges when transporting our sand from its origin to destination. For the nine months ended September 30, 2013, we incurred $10,157 of transportation costs.
Other costs of sales was $2,789 during the nine months ended September 30, 2013, and was primarily comprised of demurrage, storage fees, on-site labor and railcar rental fees.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the nine months ended September 30, 2013, we incurred $2,901 of depreciation, depletion and amortization expense.
Gross Profit
Gross profit was $46,919 for the nine months ended September 30, 2013.
Operating Costs and Expenses
The principal components of our operating costs and expenses are general and administrative expenses, which totaled $11,596 for the nine months ended September 30, 2013. These costs primarily consist of legal and professional fees, payroll and related costs, transaction costs of $2,179 associated with our acquisition of D&I and our preferred interest in Augusta, legal and advisory expenses in connection with our termination of the Baker Hughes supply agreement and the resulting unit holder lawsuits, and costs incurred in connection with the requirements of being a publicly traded partnership. During the nine months ended September 30, 2013, legal fees included $500 in costs associated with unit holder litigation. Future legal expenses incurred in connection with the unit holder lawsuits beyond our $500 deductible, which was met during the second quarter of 2013, are reimbursable from our insurance carrier. Legal expenses associated with the Baker Hughes litigation are not reimbursable from our insurance carrier.
Interest Expense
Interest expense was $2,185 for the nine months ended September 30, 2013 and is comprised of commitment fees and interest expense on borrowings under our four-year $200,000 revolving credit facility, coupled with the amortization of associated loan origination costs.
Other Income
Other income was $7,500 for the nine months ended September 30, 2013, representing the receipt of our preferred distributions from Augusta.

Net Income
Net income was $40,504 for the nine months ended September 30, 2013.

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

[45]

Predecessor – Period from January 1 to August 15, 2012
Revenue was $46,776 for the period from January 1 to August 15, 2012, during which we sold 726,213 tons of frac sand under four long-term, take-or-pay contracts, two of which commenced on May 1, 2012. Production costs were $12,247, or $16.86 per ton sold, and gross profit was $33,440. Due to the nature of the fixed price, take-or-pay contracts with our customers, gross profit is primarily affected by royalties and the cost to excavate and process sand. Production cost per ton was impacted by the reduced royalty rate per ton resulting from the July 2012 buyout of certain royalty agreements, as well as the full impact of enhanced production efficiencies derived from the Wyeville plant expansion, completed in March 2012. General and administrative expenses were $4,631, including certain expenses incurred by our Sponsor associated with the process of our IPO. Interest expense was $3,240 related to our Sponsor’s debt, all of which was retained by our Sponsor following our IPO. Net income was $25,020 for the period ended August 15, 2012.

Supplemental Analysis - Successor Nine Months Ended September 30, 2013 Compared to Pro Forma Nine Months Ended September 30, 2012

Revenues
Revenues generated from the sale of frac sand were $84,594 for the nine months ended September 30, 2013, during which we sold 1,260,604 tons of frac sand produced and delivered from our Wyeville facility or purchased under long-term supply agreements. Revenue was $59,149 for the pro forma nine months ended September 30, 2012, during which we sold 913,798 tons of frac sand produced from our Wyeville facility. Average sales price per ton was $67 for the nine months ended September 30, 2013 and $65 for the pro forma nine months ended September 30, 2012, respectively. The change in sales price between the two periods is due to the mix in pricing of FOB plant and FOB destination (78% and 100% of tons were sold FOB plant for the nine months ended September 30, 2013 and the pro forma nine months ended September 30, 2012, respectively), reduced sales prices due to the customer contract amendment effective April 1, 2013, and the mix of product sold.
Other revenue was $5,650 for the nine months ended September 30, 2013 related to transload and terminaling, silo leases and other services.
Costs of goods sold – Production costs
We incurred production costs of $15,517, or $14.48 per ton produced and delivered, for the nine months ended September 30, 2013, compared to $14,405, or $15.76 per ton sold, for the pro forma nine months ended September 30, 2012. The decrease in production cost per ton was primarily attributable to the reduced royalty rate per ton resulting from our July 2012 buyout of certain royalty agreements.
The principal components of production costs involved in operating our business are excavation costs, labor, utilities, maintenance and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following provides a summary of the drivers impacting the level of production costs between the nine months ended September 30, 2013 and the corresponding pro forma nine months ended September 30, 2012.
For the nine months ended September 30, 2013 and the pro forma nine months ended September 30, 2012, we incurred $5,014 and $4,565, respectively, of excavation costs due to increased tons excavated to meet demand and labor costs of $3,007 and $3,225, respectively, which were capitalized into the cost of inventory.
For the nine months ended September 30, 2013 and the pro forma nine months ended September 30, 2012, we incurred $1,890 and $1,424 of utility costs, respectively. The increase in such costs was the result of increased tons produced and sold in 2013, as compared to 2012.
For the nine months ended September 30, 2013 and the pro forma nine months ended September 30, 2012, we incurred $1,593 and $957, respectively, of repairs and maintenance costs. The increase in such costs was driven by projects at our wet plant during the first quarter of 2013, including the disposal and replacement of $191 of equipment.
For the nine months ended September 30, 2013 and the pro forma nine months ended September 30, 2012, we incurred royalties of $2,566 and $4,253, respectively. The impact of the lower royalty rate per ton following our July 2012 buyout of certain royalty agreements was partially offset by the increased number of tons sold in the nine months ended September 30, 2013.
During the nine months ended September 30, 2013, we purchased $964 of sand from Augusta at a purchase price in excess of our production cost per ton.

Costs of goods sold – Other cost of sales
The other principal costs of goods sold are the cost of purchased sand, freight charges, fuel surcharges, terminal switch fees, demurrage costs, storage fees, labor and rent. The cost of purchased sand and transportation related charges are capitalized as a component of inventory and are

[46]

reflected in costs of goods sold when inventory is sold. Other cost components, including demurrage costs, storage fees, labor and rent are charged to costs of goods sold in the period in which they are incurred.
We purchase sand through long-term supply agreements with third parties at a fixed price per ton and also through the spot market. For the nine months ended September 30, 2013, we incurred $10,790 of purchased sand costs. In addition, we incurred $1,171 of non-cash costs associated with the sale of inventory marked up to fair value in connection with the D&I acquisition.
We incur transportation costs including trucking, freight charges and fuel surcharges when transporting our sand from its origin to destination. For the nine months ended September 30, 2013, we incurred $10,157 of transportation costs.
Other costs of sales was $2,789 during the nine months ended September 30, 2013, and was primarily comprised of demurrage, storage fees, on-site labor and railcar rental fees.
We did not incur other costs of sales during the pro forma nine months ended September 30, 2012.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the nine months ended September 30, 2013 and the pro forma nine months ended September 30, 2012, we incurred $2,901 and $1,300, respectively, of depreciation, depletion and amortization expense. The increase in such costs is attributable to the acquisition of D&I and the depreciation and amortization of its tangible and intangible assets during the period.
Gross Profit
Gross profit was $46,919 for the nine months ended September 30, 2013 and $43,444 for the pro forma nine months ended September 30, 2012. The increase in gross profit was primarily the result of the D&I acquisition, additional tons sold, and reduced production costs per ton, offset by reduced average sales pricing resulting from the customer contract amendment effective April 1, 2013.
Operating Costs and Expenses
For the nine months ended September 30, 2013 and the pro forma nine months ended September 30, 2012, we incurred operating costs and expenses of $11,730 and $2,859, respectively. The principal components of our operating costs and expenses are general and administrative expenses. The increase in such costs was due to transaction costs of $2,179 associated with our acquisition of D&I and our preferred interest in Augusta, $1,439 of intangible asset amortization, $1,503 of costs attributable to the D&I operations, $1,143 of legal and advisory expenses in connection with our termination of the Baker Hughes supply agreement and the resulting unit holder lawsuits, and increased costs of $2,607 incurred in connection with the requirements of being a publicly traded partnership.
During the nine months ended September 30, 2013, legal fees included $500 in costs associated with unit holder litigation. Future legal expenses incurred in connection with the unit holder lawsuits beyond our $500 deductible, which was met during the second quarter of 2013, are reimbursable from our insurance carrier. Legal expenses associated with the Baker Hughes litigation are not reimbursable from our insurance carrier.
Interest Expense
Interest expense was $2,185 for the nine months ended September 30, 2013 compared to $80 in the pro forma nine months ended September 30, 2012. The interest expense for the 2012 pro forma period consisted of commitment fees and amortization of associated loan origination costs under the Partnership’s credit facility. The interest expense in the 2013 period related to commitment fees and interest expense on borrowings under our four-year $200,000 revolving credit facility, coupled with the amortization of associated loan origination costs.
Other Income
Other income was $7,500 for the nine months ended September 30, 2013, representing the receipt of two preferred distributions from Augusta.
We did not earn other income during the pro forma nine months ended September 30, 2012.
Net Income
Net income was $40,504 for the nine months ended September 30, 2013 compared to net income of $40,505 for the pro forma nine months ended September 30, 2012.

[47]

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
We expect our principal sources of liquidity will be cash generated by our operations and quarterly distributions received from our preferred investment in Augusta, supplemented by borrowings under our $200,000 four-year revolving credit facility, as necessary. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of September 30, 2013, our sources of liquidity consisted of $20,022 of available cash and $60,250 pursuant to available borrowings under our revolving credit facility ($200,000, net of $1,500 letter of credit commitments and $138,250 indebtedness). In addition, our general partner is authorized to issue an unlimited number of additional units without the approval of existing limited partner unitholders.
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
We expect that our future principal uses of cash will be for working capital, making distributions to our unitholders, capital expenditures and funding any debt service obligations. On October 17, 2013, our general partner’s board of directors declared a cash distribution for the third quarter of 2013 of $0.4900 per common and subordinated unit, or $1.96 on an annualized basis. This represented the fifth distribution declared by us and corresponds to a 3% increase from our minimum quarterly distribution of $0.4750 per unit. This distribution will be paid on November 15, 2013 to unitholders of record on November 1, 2013. On a going-forward basis, we intend to pay a quarterly distribution of $0.4900 per common and subordinated unit per quarter, which equates to approximately $14,144 per quarter, or $56,576 per year, based on the number of common and subordinated units outstanding, to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal or contractual obligation to pay this distribution. Holders of our Class B units are not entitled to distributions until they are converted into common units of the Partnership, with such conversion being fully contingent upon defined earnings and distribution payment thresholds over a specific period of time.

[48]

Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2013, we had a positive working capital balance of $47,091 as compared to a balance of $22,799 at December 31, 2012.

	September 30, 2013	December 31, 2012
	Successor	Successor
Current assets:
Cash	$20,022	$10,498
Restricted cash	689	—
Accounts receivable	23,127	8,199
Inventories	15,230	3,541
Due from Sponsor	—	5,615
Prepaid and other current assets	1,615	393
Total current assets	60,683	28,246
Current liabilities:
Accounts payable	8,011	1,977
Accrued and other current liabilities	4,369	1,755
Due to Sponsor	1,212	—
Deferred revenue	—	1,715
Total current liabilities	13,592	5,447
Working capital	$47,091	$22,799
Working capital increased during the period primarily as a result of our acquisition of the D&I distribution business.
Accounts receivable increased by $14,928 during the nine months ended September 30, 2013. The increase was primarily due to $12,247 of accounts receivable related to the distribution business. In addition, our accounts receivable increased due to balances receivable from a customer who as of December 31, 2012 maintained a prepaid balance for future deliveries of frac sand. The increase in accounts receivable was also attributable to increased shipments from our production facility of frac sand during the three months ended September 30, 2013, compared to the tons of frac sand shipped during the quarter ended December 31, 2012.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods in transit. The increase in our inventory was primarily driven by higher finished goods inventory of $9,814 during the period, coupled with an increase to our stockpile in advance of the winter months when our wet plant operations shut down. Most of our finished goods inventory is either in transit to our customers or held at our terminals for future sale.
At December 31, 2012, we had an amount due from our Sponsor related to our payment of certain liabilities on its behalf. The subject liabilities were comprised of certain accounts payable that were paid related to the Augusta construction project. Our Sponsor repaid the remainder of this balance during the first quarter of 2013. As of September 30, 2013, we had an amount due to our Sponsor of $1,212 primarily related to management fees and other payments made by the Sponsor on our behalf.
Accounts payable and accrued liabilities increased by $8,648 on a combined basis during the nine months ended September 30, 2013. The increase was primarily attributable to $7,714 of such liabilities held by D&I and higher accrued interest associated with the increased borrowings under our credit facility.
Deferred revenue represents prepayments from a customer for future deliveries of frac sand. In July 2012, we received a payment of $8,250 from a customer in order to prepay for the remainder of its anticipated frac sand shipments in 2012. From July 2012 through December 2012, we recognized approximately $6,535 of revenue related to the customer’s prepayment, resulting in a deferred revenue balance of $1,715 at December 31, 2012. During the nine months ended September 30, 2013, we recognized $1,715 of revenue related to the customer’s prepayment, thereby leading to no outstanding deferred revenue remaining as of September 30, 2013.

[49]

		As Reported			Pro Forma
		Period from	Period from		Period for the
	Nine months	August 16	January 1	Pro forma	nine months
	ended	through	through	adjustments	ended
	September 30, 2013	September 30, 2012	August 15, 2012	(a)	September 30, 2012
	Successor	Successor	Predecessor
Net cash provided by (used in):
Operating activities	$43,728	$6,691	$16,660	$1,383	$24,734
Investing activities	(137,631)	(100)	(80,045)	60,934	$(19,211)
Financing activities	103,427	(5,131)	61,048	(59,410)	$(3,493)
(a) Pro forma adjustments give effect to exclude the cash flows attributable to entities retained by our Sponsor through August 15, 2012.
Cash Flows - Successor nine months ended September 30, 2013
During the period, the Partnership generated $43,728 of cash flows from operations, $138,250 through receipts of borrowings under our credit facility and $5,615 of net repayments of affiliate financing from our Sponsor. These funds were primarily used to pay $95,277 for the acquisition of D&I, $37,500 for the preferred interest in Augusta, $39,633 of distributions to our unitholders and $805 of loan origination costs during the period. Excess cash generated during the period of $9,524 was retained by the Partnership.
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
Cash Flows – Predecessor Period from January 1 through August 15, 2012
During the period, the Predecessor generated $16,660 of cash flows from operations and $61,048 from financing activities. The financings included borrowings under the Sponsor’s secured credit facility and the subordinated promissory notes. These funds, along with a portion of the beginning cash on hand, were used to pay $80,075 of capital expenditures, which primarily related to the construction of the Augusta plant and expansion of the Wyeville plant.
Supplemental Analysis - Successor Nine Months Ended September 30, 2013 Compared to Pro Forma Nine Months Ended September 30, 2012
Operating Activities
Net cash provided by operating activities was $43,728 for the nine months ended September 30, 2013 and $24,734 for the pro forma nine months ended September 30, 2012. Operating cash flows include $40,504 of net income earned during the nine months ended September 30, 2013 and $40,505 of net income earned in the pro forma nine-month period ended September 30, 2012, adjusted for non-cash operating expenses and changes in operating assets and liabilities. The increase in cash flows from operations was primarily attributable to the changes in operating assets and liabilities, specifically accounts receivable which had increased $8,792 during the pro forma nine months ended September 30, 2012 compared to a decrease of $2,979 during the nine months ended September 30, 2013.
Investing Activities
Net cash used in investing activities was $137,631 for the nine months ended September 30, 2013 and consisted primarily of $95,277 for the acquisition of D&I, $37,500 for the preferred interest in Augusta, and construction costs related to a new conveyor system installed over the rail line bisecting the Wyeville property. Net cash used in investing activities was $19,211 for pro forma nine months ended September 30, 2012 and consisted primarily of costs associated with the expansion of our Wyeville facility.
Financing Activities
Net cash provided by financing activities was $103,427 for the nine months ended September 30, 2013, which included receipts of $138,250 of borrowings under our credit facility and $5,615 of net repayments of affiliate financing from our Sponsor. These inflows were offset by $39,633 of distributions to our unitholders and payment of $805 of loan origination costs during the nine-month period.
Net cash provided used in financing activities was $3,493 for the pro forma nine months ended September 30, 2012, which comprised $4,606 of contributions received from the Sponsor, offset by $8,099 of net affiliate financing outflows.

[50]

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are likely to have a material effect on our current or future financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
The Partnership has long-term operating leases for rail access, railcars and equipment at its terminal sites, which are also under long-term lease agreements with various railroads.
Capital Requirements
Our Sponsor contributed the net assets of its Wyeville facility and operations to us in connection with our IPO. The development, construction and 2012 expansion of the contributed Wyeville-based property, plant and equipment was completed from January 2011 to July 2011 and January 2012 to March 2012, respectively. We do not have any significant anticipated capital requirements associated with the Wyeville facility and there are currently not any significant required capital commitments related to our terminal facilities.
Revolving Credit Facility
We have a four-year $200,000 senior secured revolving credit facility. As of September 30, 2013, we had $138,250 indebtedness and $60,250 of undrawn borrowing capacity ($200,000, net of $138,250 of indebtedness and $1,500 letter of credit commitments) under our Credit Facility. The Credit Facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our revolving credit facility are secured by substantially all of our assets.
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
For additional information regarding our revolving credit facility, see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.
Subsidiary Guarantors
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the current subsidiaries of Hi-Crush Partners LP (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities), each a 100 percent directly or indirectly owned subsidiary of the Partnership, will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. The guarantors are our sole subsidiaries, other than Hi-Crush Finance Corp., which is our 100 percent owned subsidiary. The Partnership has no assets or operations independent of its subsidiaries, and there are no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

[51]

Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

[52]

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
Interest Rate Risk
As of September 30, 2013, we had $138,250 of debt outstanding under our credit facility, with an effective interest rate of 3.18%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate, would be approximately $440 per year.
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
Recent Accounting Pronouncements
The Partnership has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on current information.
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

[53]

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

Internal Controls and Procedures
In 2011, our Sponsor was a private company with limited accounting personnel to adequately execute our accounting processes and limited other supervisory resources with which to address our internal control over financial reporting. As such, our Sponsor did not maintain an effective control environment in that the design and execution of controls has not consistently resulted in effective review and supervision by individuals with financial reporting oversight roles. In connection with our Sponsor’s audit for the year ended December 31, 2011, our Sponsor’s independent registered public accounting firm identified and communicated a material weakness related to the failure to maintain a sufficient complement of qualified accounting personnel, which contributed to our Sponsor’s inability to maintain appropriate segregation of duties within the organization and effective review and supervision over the financial reporting process. A “material weakness” is a deficiency or combination of deficiencies in internal controls such that there is a reasonable possibility that a material misstatement of our Sponsor’s financial statements will not be prevented, or detected on a timely basis. This material weakness resulted in audit adjustments to our financial statements which were identified by our independent registered public accounting firm.

Our management team and financial reporting oversight personnel are the same as those of our Sponsor.

During the first several months of 2012, leading up to our IPO in August 2012, we added accounting personnel and greatly enhanced the segregation of duties, particularly the segregation of the preparation and review processes associated with financial reporting. Specifically, we added a Chief Financial Officer and a financial reporting manager, both of whom have significant financial reporting expertise, and segregated the accounts receivable and accounts payable functions. In addition, through the majority of 2012, we used consultants to supplement our full-time employees until certain positions could be filled and new employees trained. We also completed our controls documentation of major financial reporting processes. During the fourth quarter of 2012, we implemented a new enterprise resource planning, or ERP, system used for financial accounting and reporting to further automate our processes.

As of September 30, 2013, we completed the process of documenting and evaluating the major internal controls over financial reporting processes, including our testing of those areas impacted by the material weakness reported for 2011. Based on the significant actions taken, including the hiring of additional personnel and the implementation of an ERP system, and the testing and evaluation of the effectiveness of the controls, management has concluded that remediation of the material weakness in the Sponsor’s failure to maintain a sufficient complement of qualified accounting personnel, which contributed to our Sponsor’s inability to maintain appropriate segregation of duties within the organization and effective review and supervision over the financial reporting process, has been achieved as of September 30, 2013.

[54]

PART II—OTHER INFORMATION

[55]

ITEM 1. LEGAL PROCEEDINGS.
Legal Proceedings
The information required by this Item is contained in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

[56]

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
As oil and natural gas prices fluctuate, our customers may shift their focus back and forth between different resource plays, some of which can be located in geographic areas that do not have well-developed transportation and distribution infrastructure systems. Transportation and logistical operating expenses comprise a significant portion of our total delivered cost of sales. Therefore, serving our customers in these less-developed areas presents distribution and other operational challenges that may affect our sales and negatively impact our operating costs. Disruptions in transportation services, including shortages of railcars or a lack of developed infrastructure, could affect our ability to timely and cost effectively deliver to our customers and could provide a competitive advantage to competitors located in closer proximity to our customers. Additionally, increases in the price of transportation costs, including freight charges, fuel surcharges, terminal switch fees and demurrage costs, could negatively impact operating costs if we are unable to pass those increased costs along to our customers. Failure to find long-term solutions to these logistical challenges could adversely affect our ability to respond quickly to the needs of our customers or result in additional increased costs, and thus could negatively impact our results of operations and financial condition.

[57]

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no sales of unregistered equity securities during the quarter ended September 30, 2013.

[58]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

[59]

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

[60]

ITEM 5. OTHER INFORMATION.
None.

[61]

ITEM 6. EXHIBITS.
The exhibits to this report are listed in the Exhibit Index.

[62]

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	November 6, 2013	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

[63]

HI-CRUSH PARTNERS LP
EXHIBIT INDEX

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

31.3
Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.3	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Financial Officer, filed herewith. (1)

95.1	Mine Safety Disclosure Exhibit

101	Interactive Data Files- XBRL

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

[64]