Form 10-K
period 2013-12-31
Hi-Crush Partners LP
filed 2014-02-28
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes         ☑  No
As of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common units held by non-affiliates was approximately $329,389,211 based on the closing price of $23.55 per common unit on that date.
The registrant had 15,233,335 common units, 13,640,351 subordinated units and 3,750,000 convertible class B units outstanding on February 28, 2014.

Forward-Looking Statements
Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such risk factors and as such should not consider the following to be a complete list of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include those described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K, and the following factors, among others:

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to buy and sell;

•	the price at which we are able to buy and sell frac sand;

•	changes in the price and availability of natural gas, diesel fuel or electricity;

•	changes in prevailing economic conditions;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	difficulties in obtaining or renewing environmental permits;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes and disputes with our excavation contractor;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	fires, explosions or other accidents;

•	cave-ins, pit wall failures or rock falls;

•	our ability to borrow funds and access capital markets;

•	changes in the political environment of the drilling basins in which we and our customers operate; and

•	changes in railroad infrastructure, price, capacity and availability, including the potential for rail line washouts.
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements. You should assess any forward-looking statements made within this Annual Report on Form 10-K within the context of such risks and uncertainties.

PART I

ITEM 1.    BUSINESS
References in this Annual Report on Form 10-K to “Hi-Crush Partners LP,” “we,” “our,” “us” or like terms when used in a historical context to reference operations or matters prior to August 16, 2012 refer to the business of Hi-Crush Proppants LLC, which is our accounting predecessor that contributed certain of its subsidiaries to Hi-Crush Partners LP on August 16, 2012 in connection with our initial public offering. Otherwise, those terms refer to Hi-Crush Partners LP and its subsidiaries. References in this Annual Report on Form 10-K to “Hi-Crush Proppants LLC,” “our predecessor,” “our sponsor” and “the selling unitholder” refer to Hi-Crush Proppants LLC.
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
Initial Public Offering
On August 16, 2012, we completed our initial public offering (“IPO”) of 12,937,500 common units (amount includes 1,687,500 common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interests in the Partnership at a price to the public of $17.00 per common unit. Total net proceeds paid to our sponsor from the sale of common units in our IPO were $206.5 million after taking into account our underwriting discount.
Acquisition of Preferred Interest in Augusta Facility
On January 31, 2013, we entered into a contribution agreement with our sponsor to acquire a preferred interest in Hi-Crush Augusta LLC (“Augusta”), the entity that owns the sponsor’s Augusta raw frac sand processing facility, for $37.5 million in cash and 3.75 million of our convertible Class B Units (the “Class B Units”) representing limited partner interests in the Partnership. As of December 31, 2013, Augusta’s principal assets include 46.8 million tons of proven recoverable reserves of frac sand meeting API specifications on 1,187 acres, and its processing facilities with an annual rated capacity of 1,600,000 tons.
Our sponsor will not receive distributions on the Class B Units until converted into common units of the Partnership. The Class B Units are eligible for conversion into common units once we have, for two consecutive quarters, (i) generated operating surplus at least equal to $2.31 per common unit, subordinated unit and Class B Unit on an annualized basis and (ii) paid $2.10 per unit in annualized distributions on each common and subordinated unit, or 110% of the current minimum quarterly distribution for a period of two consecutive quarters, and our general partner has determined, with the concurrence of the conflicts committee of the board of directors of our general partner, that we are expected to maintain such performance for at least two succeeding quarters.
Under the contribution agreement, our acquired interest in Augusta entitles us to a preferred distribution of up to $3.75 million per quarter, or $15.0 million annually, in distributable cash flow. Upon the satisfaction of certain conditions, but no sooner than March 31, 2018 without the approval of the conflicts committee of the board of directors of our general partner, our acquired interest in Augusta will convert into a 20% common ownership position in Augusta.
In addition, in connection with the transaction, our sponsor waived its right to require that we assign to our sponsor a long-term customer contract for sand produced from our Wyeville facility. This contract was initially scheduled to be assigned to Augusta on May 1, 2013.
Acquisition of D & I Silica, LLC
On June 10, 2013, the Partnership acquired an independent frac sand supplier, D & I Silica, LLC (“D&I”), transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and distributor. The Partnership acquired D&I for $95.2 million in cash and 1,578,947 common units. Founded in 2006, D&I was the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales, operating through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio and New York.
Overview
We are a pure play, low-cost, domestic producer and supplier of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. We own, operate and develop sand reserves and related excavation and processing facilities and will seek to acquire or develop additional facilities. Our 651-acre facility with integrated rail infrastructure located near Wyeville, Wisconsin (the “Wyeville facility”), enables us to process and cost-effectively deliver approximately 1,600,000 tons of frac sand per year. We also own a preferred interest in Hi-Crush Augusta LLC, a subsidiary of our sponsor, which owns a 1,187-acre facility with integrated rail infrastructure located in Eau Claire County, Wisconsin (the “Augusta facility”) and enables our sponsor to process and cost-effectively deliver approximately 1,600,000 tons of frac sand per year. A substantial portion of our frac sand production is sold to leading pressure pumping service providers under long-term contracts that require our customers to pay a specified price for a specified volume of frac sand each month.
Over the past decade, exploration and production companies have increasingly focused on exploiting the vast hydrocarbon reserves contained in North America’s unconventional oil and natural gas reservoirs through advanced techniques, such as horizontal drilling and hydraulic fracturing. In recent years, this focus has resulted in exploration and production companies drilling more and longer horizontal wells, completing more hydraulic fracturing stages per well and utilizing more proppant per stage in an attempt to efficiently maximize the volume of hydrocarbon recovery per wellbore. As a result, North American demand for proppant has increased rapidly, growing at an average annual rate of 33.5% from 2007 to 2012, with total annual sales of $4.7 billion in 2012, according to The Freedonia Group, Inc. We believe that the market for raw frac sand will continue to grow based on the expected long-term development of North America’s unconventional oil and natural gas reservoirs and the previously highlighted market dynamics.
We utilize the significant oil and natural gas industry experience of our management team to take advantage of what we believe are favorable, long-term market dynamics as we execute our growth strategy, which includes the acquisition of additional frac sand reserves, the development of new excavation and processing facilities and the development of new terminal facilities. We expect to have the opportunity to acquire significant additional acreage and reserves currently owned or under an agreement to be acquired by our sponsor, including the Augusta facility with 1,187 acres of land and associated reserves in western Wisconsin to which we have a right of first offer until August 20, 2015, in addition to potential acquisitions from third parties. Our sponsor will not, however, be required to accept any offer we make, and may, following good faith negotiations with us, sell the assets subject to our right of first offer to third parties that may compete with us. Our sponsor may also elect to develop, retain and operate properties in competition with us or develop new assets that are not subject to our right of first offer.
We intend to remain solely focused on the frac sand market as we believe it offers attractive long-term growth fundamentals.
Assets and Operations
We own and operate the Wyeville facility, which is located in Monroe County, Wisconsin and, as of December 31, 2013, contained 62.6 million tons of proven recoverable reserves of frac sand meeting API specifications. We also own a preferred interest in our sponsor’s Augusta facility, which is located in Eau Claire County, Wisconsin and, as of December 31, 2013, contained 46.8 million tons of proven recoverable reserves of frac sand meeting API specifications. According to John T. Boyd Company, a leading mining consulting firm focused on the mineral and natural gas industries (“John T. Boyd”), our proven reserves consist entirely of coarse grade “Northern White” sand exceeding API specifications. Analysis of our sand by independent third-party testing companies indicates that it demonstrates characteristics in excess of API specifications with regard to crush strength (ability to withstand high pressures), turbidity (low levels of contaminants) and roundness and sphericity (facilitates hydrocarbon flow, or conductivity).
As a result of the D&I acquisition, as of December 31, 2013, we operated 12 destination rail-based terminal locations throughout the Marcellus and Utica shale basins and leased or owned 1,202 railcars used to transport our sand from origin to destination. Each terminal location is strategically positioned in the Marcellus and Utica shale plays to facilitate our customers' operations. Our terminals include rail-to-truck and rail-to-storage capabilities and serve as the base for most of our terminal resources and materials management services. Our terminal facilities include origin and distribution material staging areas, rail track capabilities, material handling equipment, private rail fleet, bulk storage and quality assurance services.
Wyeville Production Facility
We acquired the Wyeville acreage and commenced construction of the Wyeville facility in January 2011. We completed construction of the Wyeville facility and commenced sand excavation and processing in June 2011 with an initial plant processing capacity of 950,000 tons per year, and customer shipments were initiated in July 2011. We completed an expansion in March 2012 that increased our annual processing capacity to approximately 1,600,000 tons per year. From the Wyeville in-service date to December 31, 2013, we processed and delivered 2,996,563 tons of frac sand. As of January 1, 2014, we have contracted approximately 89% of this capacity for 2014. Assuming production at the rated capacity of 1,600,000 tons per year, and based on a reserve report prepared by John T. Boyd, our Wyeville facility has an implied reserve life of 39 years as of December 31, 2013.
We operate two dryer facilities at Wyeville with a combined nameplate input capacity, based on manufacturer specifications, of 250 tons per hour. Unless processing operations are suspended to conduct maintenance, our dryer facilities are run on a 24-hour basis. Our estimate of annual expected processing capacity assumes a 15% loss factor due to waste and an uptime efficiency of 85% of nameplate capacity, which allows approximately 55 days for downtime and maintenance. We processed and delivered 1,502,015 tons of sand during the year ended December 31, 2013.

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
Augusta Production Facility
On January 31, 2013, we acquired a preferred interest in our sponsor’s Augusta facility. Our sponsor acquired the Augusta acreage and commenced construction of the Augusta facility in April 2012. Our sponsor completed construction of the Augusta facility and commenced sand excavation and processing in July 2012 with a plant processing rated capacity of 1,600,000 tons per year, and customer shipments were initiated in August 2012. The cash flow stream attributable to our preferred interest in Augusta is supported by a long-term contract with an investment grade customer that requires our customer to pay a specified price for a specified volume of frac sand each month.
Destination Terminal Facilities
As of December 31, 2013, we operated 12 destination rail-based terminal locations throughout the Marcellus and Utica shale basins. Our destination terminals include 251,600 tons of rail storage capacity and 31,600 tons of silo storage capacity. Our Minerva, Pittston, Smithfield and Wellsboro terminals are capable of accommodating unit trains.
We are continuously looking to increase the number of destination terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. Our destination terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. We also have the ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. As of December 31, 2013, we leased or owned 1,202 railcars used to transport our sand from origin to destination.
Competitive Strengths
We believe that we are well positioned to successfully execute our strategy and achieve our primary business objective because of the following competitive strengths:

•
Long-term contracted cash flow stability. We generate a substantial portion of our revenues from the sale of frac sand under long-term contracts that require our customers to pay specified prices for specified volumes of product each month. We believe the volume requirements and pricing provisions and the long-term nature of our contracts provide us with a stable base of cash flows and limit the risks associated with price movements in the spot market and any changes in product demand during the contract period. As of January 1, 2014, we had contracted to sell 1,420,000 tons of frac sand annually from our Wyeville facility, with an average remaining contractual term of 2.6 years.

•
Long-lived, high quality reserve base. Our Wyeville facility contains approximately 62.6 million tons of proven recoverable saleable coarse grade reserves as of December 31, 2013, based on a third-party reserve report by John T. Boyd and has an implied reserve life of 39 years, assuming production at the rated capacity of 1,600,000 tons per year. We also own a preferred interest in our sponsor’s Augusta facility, which, as of December 31, 2013, contained 46.8 million tons of proven reserves and has an implied reserve life of 30 years, assuming production at the rated capacity of 1,600,000 tons per year. These reserves consist of high quality Northern White frac sand. Analysis by independent third-party testing companies indicates that our sand demonstrates characteristics exceeding API specifications with regard to crush strength, turbidity and roundness and sphericity. As a result, our raw frac sand is particularly well suited for and is experiencing significant demand from customers for use in the hydraulic fracturing of unconventional oil and natural gas wells.

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

•
Strategically located terminal facilities. We operate through an extensive logistics network of rail-served destination terminals strategically located throughout Pennsylvania, Ohio and New York to serve our customers' operations in the

Marcellus and Utica basins. Our extensive distribution network allows us to better service our customers’ short-notice needs in these basins and provide our customers with solutions to the logistical challenges presented by the large volume of sand required for each fracturing job. To further enhance our customer service in the Marcellus and Utica basins, we anticipate opening additional rail-served destination terminals in that region in the second quarter of 2014.  In addition, we expect to expand our geographic footprint into Texas in the second quarter of 2014 with the opening of a strategically located rail-served destination terminal to serve our customers’ needs in the Permian basin.

•
Competitive operating cost structure. Our plant operations have been strategically designed to provide low per-unit production costs with a significant variable component for the excavation and processing of our sand. Our sand reserves at the Wyeville facility do not require blasting or crushing to be processed and, due to the shallow overburden at both our Wyeville and Augusta facilities, we are able to use surface mining equipment in our operations, which provides for a lower cost structure than underground mining operations. Our mining operations are subcontracted to Gerke Excavating, Inc. at a fixed cost per ton excavated, subject to a diesel fuel surcharge. Unlike some competitors, our processing and rail loading facilities are located on-site, which eliminates the requirement for on-road transportation, lowers product movement costs and minimizes the reduction in sand quality due to handling.

•
Experienced and incentivized management team. Our management team has extensive experience investing and operating in the oil and natural gas industry and is focused on optimizing our current business and expanding our operations through disciplined development and accretive acquisitions. We believe our management team’s substantial experience and relationships with participants in the oilfield services and exploration and production industries provide us with an extensive operational and commercial understanding of the markets in which our customers operate. The expertise of our management and operations teams covers a wide range of disciplines, with an emphasis on development, construction and operation of frac sand processing and terminal facilities, frac sand supply chain management and consulting and bulk solids material handling. Members of our management team are strongly incentivized to profitably grow our business and cash flows through their 22% direct and indirect ownership interest in our limited partnership units, and their 39% interest in our sponsor, which owned all of our subordinated units, Class B Units and incentive distribution rights as of February 28, 2014.

Business Strategies
Our primary business objective is to increase our cash distributions per unit over time. We intend to accomplish this objective by executing the following strategies:

•
Focusing on stable, long-term contracts with key customers. A key component of our business model is our contracting strategy, which seeks to secure a high percentage of our cash flows under long-term contracts that require our customers to pay a specified price for a specified volume of frac sand each month, while also staggering the tenors of our contracts so that they expire at different times. We believe this contracting strategy significantly mitigates our exposure to the potential price volatility of the spot market for frac sand in the short-term, allows us to take advantage of any increase in frac sand prices over the medium-term and provides us with long-term cash flow stability. As current contracts expire or as we add new processing capacity, we intend to pursue similar long-term contracts with our current customers and with other leading pressure pumping service providers. We intend to utilize a substantial majority of our processing capacity to fulfill these contracts, with any excess processed frac sand sold to existing and new customers through our distribution network.

•
Pursuing accretive acquisitions from our sponsor and third parties. On January 31, 2013, we acquired a preferred interest in our sponsor’s Augusta facility, which entitles us to a preferred distribution of up to $3.75 million per quarter, or $15.0 million annually, in distributable cash flow. On June 10, 2013, we acquired D&I, which operates through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio and New York. We expect to continue pursuing accretive acquisitions of frac sand facilities from our sponsor, including through our right of first offer to acquire the Augusta facility, as well as from third-party frac sand operations. As we evaluate acquisition opportunities, we intend to remain focused on operations that complement our reserves of premium frac sand and that provide or would accommodate the development and construction of rail or other advantaged logistics and distribution capabilities. We believe these factors are critical to our business model and are important characteristics for any potential acquisitions.

•
Expanding our proved reserve base and processing capacity. We seek to identify and evaluate economically attractive expansion and facility enhancement opportunities to increase our proved reserves and processing capacity. At Wyeville and any future sites, we expect to pursue add-on acreage acquisitions near our facilities to expand our reserve base and increase our reserve life. During 2013, we commenced an additional expansion of our Wyeville facility allowing us to produce 100 mesh sand. We will continue to analyze and pursue organic expansion efforts that will similarly allow us to cost-effectively optimize our existing assets and meet the customer demand for our high quality frac sand.

•
Expanding our distribution network. We seek to identify and evaluate destination terminal sites to expand our geographic footprint allowing us to enhance our distribution network and ensure that sand is available to meet the in-basin needs of our customers. At our existing and future sites, we expect to pursue additional storage capabilities to enhance our ability to meet short-term customer demands for the various mesh sizes of frac sand. We will continue to analyze and pursue third-party acquisition opportunities that would similarly allow us to cost-effectively expand our geographic footprint, optimize our existing assets and meet our customers' demand for our high quality frac sand.

•
Capitalizing on compelling industry fundamentals. We intend to continue to position ourselves as a pure play producer of high quality frac sand, as we believe the frac sand market offers attractive long-term growth fundamentals. The growth in horizontal drilling in the various North American shale plays and other unconventional oil and natural gas plays has resulted in greater demand for frac sand. The growth in demand is underpinned by increased horizontal drilling, higher proppant use per well and cost advantages over resin-coated sand and manufactured ceramics. We believe frac sand supply will continue to be constrained by the difficulty in finding reserves that meet or exceed API technical specifications in contiguous quantities large enough to justify the capital investment required and the challenges associated with successfully obtaining the necessary local, state and federal permits required for operations.

•
Maintaining financial flexibility and conservative leverage. We plan to pursue a disciplined financial policy and maintain a conservative capital structure. As of February 28, 2014, we had $138.3 million of outstanding indebtedness and $60.2 million of undrawn borrowing capacity ($200 million, net of $138.3 of indebtedness and $1.5 million letter of credit commitments) under our revolving credit facility. The revolving credit facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our revolving credit facility are secured by substantially all of our assets. We believe that our borrowing capacity and ability to access debt and equity capital markets provides us with the financial flexibility necessary to achieve our organic expansion and acquisition strategy.

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
Industry Data
The market and industry data included throughout this Annual Report on Form 10-K was obtained through our own internal analysis and research, coupled with industry publications, surveys, reports and other analysis conducted by third parties. We relied on Industry Study #3048, Proppants in North America, August 2013 (“The Freedonia Group Report”), an industry report provided by The Freedonia Group, Inc., a leading international business research company, as our primary source for third-party industry data. Industry publications, surveys, reports and other analysis generally state that the information contained therein has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that the industry reports are generally reliable, we have not independently verified the industry data from third-party sources. While we believe our internal analysis and research is reliable and appropriate, such internal analysis and research has not been verified by any independent source.
The Freedonia Group Report pertains to North American proppant industry data through the year ended December 31, 2012. Reference herein to 2013 proppants pricing is based on our own observations, internal estimates, and consultations with third parties. We believe that such data, as it relates to the proppants industry, is accurate and we have included such 2013 pricing observations throughout this Annual Report on Form 10-K.
Types of Proppant
There are three primary types of proppant that are commonly utilized in the hydraulic fracturing process: raw frac sand, which is the product we produce, resin-coated sand and manufactured ceramic beads. The following chart illustrates the composition of the North American market for proppant by type.

2012 Proppant Consumed by Weight
Source: The Freedonia Group Report
Raw Frac Sand
Of the three primary types of proppant, raw frac sand is the most widely used due to its broad applicability in oil and natural gas wells and its cost advantage relative to other proppants. Raw frac sand may be used as a proppant in all but the highest pressure and temperature drilling environments, such as in the Haynesville Shale, and has been employed in nearly all major U.S. oil and natural gas producing basins.
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
Resin-Coated Frac Sand
Resin-coated frac sand consists of raw frac sand that is coated with a flexible resin that increases the sand’s crush strength and prevents crushed sand from dispersing throughout the fracture. The strength and shape of the end product are largely determined by the quality of the underlying raw frac sand. Pressured (or tempered) resin-coated sand primarily enhances crush strength, thermal stability and chemical resistance, allowing the sand to perform under harsh downhole conditions. Curable (or bonding) resin-coated frac sand uses a resin that is designed to bond together under closure stress and high temperatures, preventing proppant flowback. In general, resin-coated frac sand is better suited for higher pressure, higher temperature drilling operations commonly associated with deep wells and natural gas wells. In 2013, pricing for resin-coated frac sand was generally more than 5 times the price of raw frac sand.
Ceramics
Ceramic proppant is a manufactured product of comparatively consistent size and spherical shape that typically offers the highest crush strength relative to other types of proppants. As a result, ceramic proppant use is most applicable in the highest pressure and temperature drilling environments, such as the Haynesville Shale. Ceramic proppant derives its product strength from the molecular structure of its underlying raw material and is designed to withstand extreme heat, depth and pressure environments. The deepest, highest temperature and highest pressure wells typically require heavy weight ceramics with high alumina/bauxite content and coarser mesh sizes. The lower crush resistant ceramic proppants are lighter weight and derived from kaolin clay, with densities closer to raw frac sand. In 2013, pricing for ceramic proppants was generally more than 10 times the price of raw frac sand, with bauxite-based, heavy grade ceramics commanding the highest prices.
Comparison of Key Proppant Characteristics
The following table sets forth what we believe to be the key comparative characteristics of our frac sand and the three primary types of proppant.

Products and Characteristics
Hi-Crush Partners LP	Raw Frac Sand	Resin-Coated	Ceramics
• Natural resource–Northern White sand, which is considered highest quality raw frac sand	• Natural resource, primary types include Northern White, Brady Brown	• Raw frac sand substrate with resin coating; Bond together to prevent proppant flowback	• Manufactured product
• Monocrystalline in nature, exhibiting crush strength, turbidity and roundness and sphericity in excess of API specifications	• Quality of sand varies widely depending on source	• Coating increases crush strength	• Typically highest crush strength
• Crush strength for 30/50 and 40/70 frac sand of 8,000 to 10,000 psi	• Crush strength for 30/50 and 40/70 frac sand typically between 5,000 to 10,000 psi	• Crush strength of 10,000 to 15,000 psi	• Crush strength of 10,000 to 18,000 psi
Proppant Mesh Sizes
Mesh size is used to describe the size of the proppant and is determined by sieving the proppant through screens with uniform openings corresponding to the desired size of the proppant. Each type of proppant comes in various sizes, categorized as mesh sizes, and the various mesh sizes are used in different applications in the oil and natural gas industry. Generally, larger grain sizes are used in wells targeting oil and liquids-rich formations, and smaller grain sizes are used in wells targeting primarily gas bearing formations. The mesh number system is a measure of the number of equally sized openings there are per square inch of screen through which the proppant is sieved. For example, a 30 mesh screen has 30 equally sized openings per linear inch. Therefore, as the mesh size increases, the granule size decreases. In order to meet API specifications, 90% of the proppant described as 30/50 mesh size proppant must consist of granules that will pass through a 30 mesh screen but not through a 50 mesh screen. We excavate various mesh sizes at our Wyeville facility, and are contracted to sell 20/40, 30/50, 40/70 and 100 mesh frac sand used in the hydraulic fracturing process.
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
Most frac sand is shipped in bulk from the processing facility to customers by truck, rail or barge. For bulk raw frac sand, transportation costs often represent a significant portion of the customer’s overall product cost. Consequently, shipping in large quantities, particularly when shipping over long distances, provides a significant cost advantage to the customer, emphasizing the importance of rail or barge access for low cost delivery. As a result, facility location and logistics capabilities are among the most important considerations for producers, distributors and customers.
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
Transportation costs can be a large part of the final proppant cost for end users.  As a result, designing and using an optimized logistics system is a key strategy for many proppant suppliers.  As locating proppant production close to key markets is not always possible, proppant suppliers will often have transload facilities in regions that they serve.  The ability to deliver sand shorter distances with fewer intermediate steps is instrumental in remaining cost competitive or gaining cost advantages.  Proppants are moved from their production site by rail or barge to transload or storage facilities.  From there, they are typically transported by truck to the well site.  Strategically locating transload facilities can therefore reduce the amount of conveyance by truck, which is typically the most expensive mode of transport.
Demand Trends
According to The Freedonia Group Report, the North American proppant market, including raw frac sand, ceramic and resin-coated proppants, was approximately 30 million tons in 2012. Industry estimates for 2012 indicate that the raw frac sand market represented approximately 24 million tons, or 79.6% of the total proppant market by weight. From 2007 through 2012, proppant demand by weight increased by 33.0% annually, and the market is projected to continue growing by 11.6% per year through 2017, representing an increase of approximately 21.7 million tons in annual proppant demand over that time period. The total North American proppant market size in dollars was $4.7 billion in 2012 and is projected to grow 14.9% annually through 2017. The following chart illustrates historical and projected demand for raw frac sand and other proppants for certain years from 2002 to 2022.
Historical and Projected Proppant Demand
Source: The Freedonia Group Report
Demand growth for frac sand and other proppants is primarily due to advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing. These advancements have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been unprofitable to develop. According to a January 2014 Baker Hughes, Inc. report, during the five year period beginning January 1, 2009 through December 31, 2013, North American horizontal rig count increased by 15.4% annually. Comparatively, The Freedonia Group Report noted that demand for proppant by weight grew at a rate of 33.5% annually during the five year period ended December 31, 2012. We believe that demand for proppant has and will continue to increase at a rate greater than horizontal rig count as a result of the following additional demand drivers:

•	improved drilling rig productivity (from, among other things, pad drilling), resulting in more wells drilled per rig per year;

•	increases in the number of wells drilled per acre;

•	increases in the length of the typical horizontal wellbore;

•	increases in the number of fracture stages per foot in the typical completed horizontal wellbore;

•	increases in the volume of proppant used per fracturing stage; and

•	recurring efforts to offset steep production declines in unconventional oil and natural gas reservoirs, including the drilling of new wells and secondary hydraulic fracturing of existing wells.
Furthermore, recent growth in demand for raw frac sand has outpaced growth in demand for other proppants, and industry analysts predict that this trend will continue. According to The Freedonia Group Report, North American demand for all types of proppants, in dollar terms, is projected to increase 14.9% annually through 2017, while demand for raw frac sand is projected to increase 15.7% annually over that time period. As well completion costs have increased as a proportion of total well costs, operators have increasingly looked for ways to improve per well economics by lowering costs without sacrificing production performance. To this end, the oil and natural gas industry is shifting away from the use of higher-cost proppants towards more cost-effective proppants, such as raw frac sand. The substantial increase in activity in North American oil and liquids-rich resource plays has further accelerated the demand growth for raw frac sand. Within these oil and liquids-rich basins, Northern White sand with coarser mesh sizes is often preferred due to its performance characteristics.
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

•
the challenges of identifying frac sand reserves with the above characteristics that either are located in close proximity to oil and natural gas reservoirs or have rail access needed for low-cost transportation to major shale basins;

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
Pricing
We believe raw frac sand has generally exhibited steady price increases over the past decade, reaching a peak in the first half of 2011. Prices were believed to have decreased in the latter half 2012, reaching a low point in the fourth quarter of 2012.  Since that time, we believe that prices have stabilized and are trending upward as demand for raw frac sand continues to increase. There are numerous grades and sizes of proppant which sell at various prices, dependent upon quality, grade of proppant, deliverability and many other factors, including the delivery point.  Pricing of proppant sold at the destination is higher than pricing of proppant sold FOB plant as a result of the associated rail cost to transport the sand from the mine to the destination terminal. No publicized pricing information for raw sand exists, however, it is believed that the overall pricing trends tend to be consistent across the various sizes. We believe the majority of proppant is sold under long-term contracts, with the remainder being sold under short-term pricing agreements.
Customers and Contracts
Our current contracted customer base includes subsidiaries of four of North America’s largest providers of pressure pumping services. For the year ended December 31, 2013, sales to each of FTS International, LLC ("FTS International"), Halliburton Company ("Halliburton") and Weatherford International Ltd. ("Weatherford") accounted for greater than 10% of our total revenues.

We sell the majority of the frac sand we produce under long-term contracts that require our customers to pay a specified price for a specified volume of frac sand each month, which significantly reduces our exposure to short-term fluctuations in the price of and demand for frac sand. For the year ended December 31, 2013, we generated 53% of our revenues from frac sand that we produced and delivered under our long-term contracts. We expect to continue selling a majority of our sand under long-term contracts in 2014 and future years. As of January 1, 2014, we have four long-term contracts with an average remaining contractual term of 2.6 years and with remaining terms ranging from 6 to 72 months. The following table presents a summary of our contracted volumes and revenues.

	2011	2012	2013	2014
Contracted Volumes (Tons)	331,667	1,216,667	1,347,500	1,420,000
% of Processing Capacity (1)	79%	85%	84%	89%
Contracted Revenue (in thousands)	$19,917	$78,967	$77,825	$82,188

(1)	Percentage of processing capacity based on weighted average processing capacity for such period.
The terms of our customer contracts, including sand quality requirements, quantity parameters, permitted sources of supply, effects of future regulatory changes, force majeure and termination and assignment provisions, vary by customer. Our long-term customer contracts contain penalties for non-performance by our customers, with make-whole prices averaging $35 per ton in 2014. If one of our customers fails to meet its minimum obligations to us, we would expect that the make-whole payment, combined with a decrease in our variable costs (such as royalty payments and excavation costs), would substantially mitigate any adverse impact on our cash flow from such failure. We would also have the ability to sell these sand volumes for which we receive make-whole payments to third parties. Our long-term customer contracts also contain penalties for our non-performance. If we are unable to deliver contracted volumes within three months of contract year end, or otherwise arrange for delivery from a third party, we are required to pay make-whole payments averaging $35 per ton in 2014. We believe our Wyeville facility, substantial reserves and our on-site processing and logistics capabilities reduce our risk of non-performance. We also have the ability to supply our customers from third party facilities and facilities owned by our sponsor. We believe our levels of inventory combined with our three month cure period starting at contract year end are sufficient to prevent us from paying make-whole payments as a result of plant shutdowns due to repairs to our facilities necessitated by reasonably foreseeable mechanical interruptions.
In addition to the contracted volumes, revenues and pricing in the above table, we have sold raw frac sand through our distribution network under short-term pricing and other agreements. The terms of our short-term pricing agreements, including sand quality requirements, quantity parameters, permitted sources of supply, effects of future regulatory changes, force majeure and termination and assignment provisions, vary by customer.
Suppliers
Although the majority of the frac sand that we sell is produced from our Wyeville facility, we purchase a certain amount of frac sand from various third parties for use in our distribution network.  A significant portion of this third party sourced frac sand is purchased under contracts that require our suppliers to produce certain quantities and grades of frac sand and specifies the purchase prices for such produced frac sand.
Production Operations
Excavation Operations
The surface excavation operations at our Wyeville facility and our sponsor’s Augusta facility are conducted by a third-party contractor, Gerke Excavating, Inc. The mining technique at our Wyeville facility is open-pit excavation of approximately 20-acre panels of unconsolidated silica deposits. The excavation process involves clearing vegetation and trees overlying the proposed mining area. The initial two to five feet of overburden is removed and utilized to construct perimeter berms around the pit and property boundary. No underground mines are operated at our Wyeville facility or our sponsor’s Augusta facility.
A track excavator and articulated trucks are utilized for excavating the sand at several different elevation levels of the active pit. The pit is dry mined, and the water elevation is maintained below working level through a dewatering and pumping process. The mined material is loaded and hauled from different areas of the pit and different elevations within the pit to the primary loading facility at our mine’s on-site wet processing facility. At our Wyeville facility and our sponsor's Augusta facility, Gerke Excavating, Inc. is paid a fixed fee per ton of sand excavated, subject to a diesel fuel surcharge.
Processing Facilities
Our processing facilities are designed to wash, sort, dry and store our raw frac sand. Our Wyeville processing plant started operations in June 2011 and our sponsor’s Augusta processing plant started operations in July 2012, with each plant employing modern and efficient wet and dry processing technology.
Our mined raw frac sand is initially stockpiled before processing. The material is recovered by a mounted belt feeder, which extends beneath a surge pile, and is fed onto a conveyor. The sand exits the tunnel on the conveyor belt and is fed into the 600-

ton per hour wet plant where impurities and unusable fine grain sand are removed from the raw feed. The wet processed sand is then stockpiled in advance of being fed into the dry plant for further processing. The wet plant operates for seven to eight months per year due to the limitations arising from sustained freezing temperatures during winter months. When the wet plant is operating, however, it processes more sand per day than the dry plant to build up stockpiles of frac sand to be processed by the dry plant during the winter months.
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
Logistics Capabilities
All of our product sold from the Wyeville facility is shipped by rail from our three 5,000-foot rail spurs that connect our processing and storage facilities to a Union Pacific Railroad mainline. The length of these rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars. It also enables us to accommodate unit trains, which significantly increases our efficiency in meeting our customers’ frac sand transportation needs. Unit trains, typically 80 rail cars in length or longer, are dedicated trains chartered for a single delivery destination. Generally, unit trains receive priority scheduling and do not switch cars at various intermediate junctions, which results in a more cost-effective and efficient method of shipping than the standard method of rail shipment. We believe the Wyeville facility is one of the first frac sand facilities in the industry initially designed to accommodate large scale rail and unit train logistics, which require sufficient acreage, loading facilities and rail spurs to accommodate a unit train on site.
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
Terminal Operations
As of December 31, 2013, we operated 12 destination rail-based terminal locations throughout Pennsylvania, Ohio and New York. Each terminal location is strategically positioned in the Marcellus and Utica shale plays so that our customers typically do not need to travel more than 75 miles from the well-site to purchase their frac sand requirements. Our terminals include rail-to-truck and, at our Bradford, Minerva, Sheffield, Smithfield and Wellsboro locations, rail-to-storage capabilities.
We generally operate our destination terminal locations under long-term lease agreements with the Class I railroad or applicable short-line rail company. Most of these lease agreements include performance requirements, which typically specify a minimum number of rail cars that must be processed by us each year through the terminal.
We have an extensive network of Class I and short-line railroads that service our destination terminals. Once the frac sand is loaded into rail cars at the origin, we utilize a combination of Class I and short-line railroads to move the sand to our destination terminals. Frac sand that is transported to our destination terminals by rail is then unloaded to delivery trucks directly via a conveyor. For our Bradford, Minerva, Sheffield, Smithfield and Wellsboro locations, which comprise our destinations that have silo storage capabilities, frac sand can also be loaded into delivery trucks directly from our silos. Our silos deploy sand via gravity at 10 tons per minute to trucks stationed directly on scales under each silo with the loading, electronic recording of weight and dispatch of the truck capable of being completed in less than five minutes. Silos are considerably more efficient than conveyors, which require trucks to be loaded and then moved to separate scales to be weighed. As of December 31, 2013, we had the ability to store 31,600 tons of frac sand in our silos, with additional tons of capacity under construction and expected to be completed in 2014.

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
We have established sand testing processes to monitor sand sieve and turbidity and pre-test all railcars destined for silos at Minerva, Smithfield and Wellsboro. Our testing processes have also been developed to obtain samples from railcars to verify the grade of sand being delivered by railcar.
Competition
There are numerous large and small producers in all sand producing regions of the United States with whom we compete. Our main competitors include:

•	Badger Mining Corporation

•	Emerge Energy Services LP

•	Fairmount Minerals, Ltd.

•	Preferred Proppants LLC

•	Unimin Corporation

•	U.S. Silica Holdings, Inc.
The most important factors on which we compete are product quality, performance and sand characteristics, transportation capabilities, reliability of supply and price. Demand for frac sand and the prices that we will be able to obtain for our products, to the extent not subject to a long-term contract, are closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including the price for hydrocarbons, the drilling rig count and hydraulic fracturing activity, including the number of stages completed and the amount of proppant used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of raw frac sand and other types of proppants such as resin-coated sand and ceramic proppant.
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
Our sponsor’s lead investor is Avista Capital Partners, a leading private equity firm with significant investing and operating expertise in the energy industry. Founded in 2005 by senior investment professionals who worked together at DLJ Merchant Banking Partners (“DLJMB”), then one of the world’s largest and most successful private equity franchises, Avista makes controlling or influential minority investments in connection with various transaction structures. The energy team at Avista is comprised of experienced professionals and industry executives with relevant expertise in the energy sector. Avista principals have led over $3.0 billion in equity investments in energy companies while at Avista and DLJMB, including Basic Energy Services, Inc., Brigham Exploration Company, Copano Energy, L.L.C., Seabulk International, Inc., and joint-ventures with Carrizo Oil & Gas, Inc.

Our Sponsor’s Assets and Our Right of First Offer
In connection with our IPO, our sponsor contributed to us its sand reserves and related excavation and processing facilities located in Wyeville, Wisconsin. On January 31, 2013, we acquired a preferred interest in our sponsor’s Augusta facility for $37.5 million in cash and 3.75 million of our Class B Units representing limited partner interests in the Partnership. John T. Boyd estimated that, as of December 31, 2013, the Augusta site had 46.8 million tons of proven recoverable coarse grade sand reserves located on 1,187 acres. In addition, our sponsor is constructing its third 1,600,000 tons per year processing facility near Whitehall, Wisconsin, expected to be completed in the second quarter of 2014. Our sponsor also has options to acquire several other sand mining locations where it could develop similar production facilities with similar logistics capabilities as the Wyeville and Augusta facilities. Pursuant to the terms of an omnibus agreement we entered into with our sponsor, we have a right of first offer with respect to certain of our sponsor’s assets.
Our sponsor continually evaluates acquisitions and may elect to acquire, construct or dispose of assets in the future, including in sales of assets to us. As the owner of our general partner, all of our subordinated units, Class B Units and incentive distribution rights, our sponsor is well aligned and highly motivated to promote and support the successful execution of our business strategies, including utilizing our partnership as a growth vehicle for its sand mining operations. Although we expect to have the opportunity to make additional acquisitions directly from our sponsor in the future, including the sand excavation and processing facilities described above that are subject to our right of first offer, our sponsor is under no obligation to accept any offer we make, and may, following good faith negotiations with us, sell the assets subject to our right of first offer to third parties that may compete with us. Our sponsor may also elect to develop, retain and operate properties in competition with us or develop new assets that are not subject to our right of first offer.
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
The omnibus agreement had provided that we would assign to our sponsor all of our rights and obligations under our long-term contract with one customer on May 1, 2013, and our sponsor would be obligated to accept such assignment and assume our obligations under such contract. In connection with our acquisition of a preferred interest in Augusta on January 31, 2013, our sponsor waived its right to require that we assign to our sponsor such contract.
In addition, the omnibus agreement also grants us, for a period of three years, a right of first offer on our sponsor’s sand reserves and any related assets that have been or will be constructed on its current acreage in Augusta, Wisconsin in the event our sponsor proposes to transfer such reserves and assets to a third party other than in connection with a sale of all or substantially all of its assets. On January 31, 2013, we entered into an agreement with our sponsor to acquire a preferred interest in Augusta, the entity that owns our sponsor’s Augusta raw frac sand processing facility, for $37.5 million in cash and 3.75 million of Class B Units. Our sponsor will not receive distributions on the Class B Units unless certain thresholds are met and until they convert into common units. The preferred interest in Augusta entitles us to receive a preferred distribution of up to $3.75 million per quarter, or $15.0 million annually.
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
Hi-Crush Partners LP does not have any employees. All of the employees who conduct our business pursuant to the omnibus agreement are employed by Hi-Crush Proppants LLC or its wholly owned subsidiaries. As of December 31, 2013, Hi-Crush Proppants LLC had 232 employees. In addition, we contract out our excavation operations to a third party, Gerke Excavating, Inc., and accordingly have no employees involved in those operations.
Environmental and Occupational Safety and Health Regulation
Mining and Workplace Safety
Federal Regulation
The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory agency with jurisdiction over the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines, and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory safety and health standards. As part of MSHA’s oversight, its representatives must perform at least two unannounced inspections annually for each surface mining facility in its jurisdiction. To date, these inspections have not resulted in any citations for material violations of MSHA standards.
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
As part of our operations, we utilize or store petroleum products and other substances such as diesel fuel, lubricating oils, and hydraulic fluid. We are subject to regulatory programs pertaining to the storage, use, transportation, and disposal of these substances. Spills or releases may occur in the course of our operations, and we could incur substantial costs and liabilities as a result of such spills or releases, including claims for damage or injury to property and persons. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA,” also known as the Superfund law) and comparable state laws may impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed of or arranged for disposal, including offsite disposal, of a hazardous substance generated or released at the site. Under CERCLA, such persons may be subject to liability for the costs of cleaning up the hazardous substances, for damages to natural resources, and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
In addition, the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. The EPA and Wisconsin Department of Natural Resources, to which the EPA has delegated portions of the RCRA program for local implementation, administer the RCRA program.
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
The Wyeville facility currently operates under a construction air permit from the Wisconsin Department of Natural Resources (“Wisconsin DNR”). We must demonstrate our compliance with the construction air permit over an 18-month period, which began on September 25, 2013, after which the Wisconsin DNR will issue an operation air permit. We developed and are in compliance with a Fugitive Dust Control Plan and a Malfunction Prevention and Abatement Plan.
Stormwater discharges from the Wyeville facility are permitted under the Wisconsin Pollutant Discharge Elimination System (“WPDES”). An updated Notice of Intent for the WPDES general permit, which will include the new mine areas, was approved by the Wisconsin DNR on August 30, 2012. Placement of all permanent erosion control structures at the Wyeville facility is now complete.
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

The Augusta facility currently operates under a construction air permit from the Wisconsin Department of Natural Resources (“Wisconsin DNR”). Our sponsor must demonstrate compliance with the construction air permit over an 18-month period, which began on April 23, 2013, after which the Wisconsin DNR will issue an operation air permit. Our sponsor developed and is in compliance with a Fugitive Dust Control Plan and a Malfunction Prevention and Abatement Plan.
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
Terminal Facilities
We operate our terminal facilities under various federal, state and local authorizations.  Although the list of permits we obtain in order to commence and maintain our operations at each facility vary by location, we are typically required to obtain, among other permits and authorizations, air, land development, local building and highway occupancy permits.  We are also occasionally required to obtain a wetlands permit.
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
Availability of Reports; Website Access; Other Information
Our internet address is http://www.hicrushpartners.com. Through “Investor Relations” — “SEC Filings” on our home page, we make available free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our proxy statements, our Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

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
We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.475 per unit, or $1.90 per unit per year, which will require us to have cash available for distribution of $13.72 million per quarter, or $54.86 million per year, based on the number of common and subordinated units outstanding as of December 31, 2013. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to buy and sell;

•	the price at which we are able to buy and sell frac sand;

•	changes in the price and availability of natural gas, diesel fuel or electricity;

•	changes in prevailing economic conditions;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	difficulties in obtaining and renewing environmental permits;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes and disputes with our excavation contractor;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents;

•	cave-ins, pit wall failures or rock falls;

•	our ability to borrow funds and access capital markets;

•	the potential for rail line washouts;

•	changes in the political environment of the drilling basis in which we operate; and

•	changes in railroad infrastructure and capacity.
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
The majority of our sales are generated under contracts with four customers, and the loss of, or significant reduction in purchases by, any of them could adversely affect our business, financial condition and results of operations.
As of January 1, 2014, we were contracted to sell raw frac sand produced from our Wyeville facility under long-term supply agreements to four customers with remaining terms ranging from 6 to 72 months. Upon the expiration of these current supply agreements, our customers may not continue to purchase the same levels of our frac sand due to a variety of reasons. In addition, we may choose to renegotiate our existing contracts on less favorable terms and at reduced volumes in order to preserve relationships with our customers. Furthermore, some of our customers could exit the pressure pumping business or be acquired by other companies that purchase the same products and services we provide from other third-party providers. Our current customers also may seek to acquire frac sand from other providers that offer more competitive pricing or superior logistics or to capture and develop their own sources of frac sand.
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
Our omnibus agreement provides us with a right of first offer on our sponsor’s sand reserves and any related assets that have been or will be constructed on its acreage in Augusta, Wisconsin, into which we made a preferred investment in January 2013, and other land holdings or facilities of our sponsor, for a period of three years following the closing of our IPO on August 16, 2012. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, our sponsor’s willingness to offer these assets for sale, our ability to negotiate acceptable customer contracts and other agreements with respect to the assets and our ability to obtain financing on acceptable terms. Although we acquired a preferred interest in the Augusta facility in January 2013, we can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and our sponsor is under no obligation to accept any offer that we may choose to make. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval.
Our long-term business and financial performance depends on the level of drilling and completion activity in the oil and natural gas industry.
Our primary exposure to market risk occurs at the time existing customer contracts expire and are subject to renegotiation, renewal or replacement. Our ability to renew existing customer contracts or enter into new customer contracts on favorable terms is dependent on the market for frac sand at such times. Demand for frac sand is materially dependent on the levels of activity in natural gas and oil exploration, development and production, and more specifically, the number of natural gas and oil wells completed in geological formations where sand-based proppants are used in hydraulic fracturing treatments and the amount of frac sand customarily used in the completion of such wells.
The number of wells drilled for natural gas has recently increased from its lowest level in 13 years as a result of increasing natural gas prices brought on by the higher use of natural gas in heating in the 2013-2014 winter. The number of wells drilled for oil has also been increasing as a result of relatively high prices for oil. To the extent that the recent fluctuations in global crude oil prices develop into a prolonged decline, this decline could result in a reduction in the growth rate of oil wells drilled and a decline in the number of oil wells drilled from current levels.
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
A prolonged reduction in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completion activity and result in a corresponding decline in the demand for the frac sand we produce. In addition, any future decreases in the rate at which oil and natural gas reserves are developed (particularly in the Marcellus and Utica shale basins where a substantial portion of our distribution network is focused), whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could have a material adverse effect on our business, even in a stronger natural gas and oil price environment. If there is a sustained decrease in the demand for frac sand, we may be unable to renew contracts for our products, be forced to renegotiate our existing contracts, or be forced to reduce the prices at which we enter into new contracts, any of which would reduce the amount of cash we generate.
In addition, to the extent we make sales of our frac sand other than under long-term contracts, the price we receive for those sales will be impacted by short term fluctuations in the market for frac sand, and any negative fluctuations in this market could have an adverse effect on our results of operations and cash flows.
All of our FOB plant sales are generated at our Wyeville facility and cash flows earned under our preferred equity investment are generated through the Augusta facility. Any adverse developments at the Wyeville or Augusta facilities could have a material adverse effect on our financial condition and results of operations.
All of our FOB plant sales are currently derived from our Wyeville facility located in Wyeville, Wisconsin. Cash flows to be earned under our preferred equity investment are derived from sales by our sponsor from its Augusta facility. Any adverse development at these facilities due to catastrophic events or weather, or any other event that would cause us to curtail, suspend or terminate operations at the Wyeville or Augusta facilities, could result in us or our sponsor being unable to meet our contracted sand deliveries. If we are unable to deliver contracted volumes within three months of contract year end, or otherwise arrange for delivery from a third party, we will be required to pay make-whole payments to our customers that could have a material adverse effect on our financial condition and results of operations. Further, we purchase a certain amount of frac sand from third parties for use in our distribution network.  Upon expiration of our current contract terms with our frac sand suppliers, we may be unable to renew our existing contracts or enter into new contracts on terms favorable to us, or at all.  If we are unable to provide supply from our own facilities, any reduction in the amount of frac sand available for our purchase from third parties, renegotiation of contracts on less favorable terms, or inability to enter into new contracts on economically acceptable terms upon the expiration of our current contracts could have a material adverse effect on our business, financial condition and results of operations.
We may be adversely affected by decreased demand for raw frac sand due to the development of either effective alternative proppants or new processes to replace hydraulic fracturing.
Raw frac sand is a proppant used in the completion and re-completion of oil and natural gas wells to stimulate and maintain oil and natural gas production through the process of hydraulic fracturing. Raw frac sand is the most commonly used proppant and is less expensive than other proppants, such as resin-coated sand and manufactured ceramics. A significant shift in demand from frac sand to other proppants, or the development of new processes to replace hydraulic fracturing altogether, could cause a decline in the demand for the frac sand we produce and result in a material adverse effect on our financial condition and results of operations.
An increase in the supply of raw frac sand having similar characteristics as the raw frac sand we produce could make it more difficult for us to renew or replace our existing contracts on favorable terms, or at all.
We believe that the supply of raw frac sand had not kept pace with the increasing demand for raw frac sand until recently, which has been a contributing factor to steadily increasing prices for raw frac sand over the last decade. If significant new reserves of raw frac sand are discovered and developed, and those frac sands have similar characteristics to the raw frac sand we produce, we may be unable to renew or replace our existing contracts on favorable terms, or at all. Specifically, if high quality frac sand becomes more readily available, our customers may not be willing to enter into long-term contracts, or may demand lower prices, or both, which could have a material adverse effect on our results of operations and cash flows over the long-term.

Federal, state, and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related litigation could result in increased costs, additional operating restrictions or delays for our customers, which could cause a decline in the demand for our frac sand and negatively impact our business, financial condition and results of operations.
We supply frac sand to hydraulic fracturing operators in the oil and natural gas industry. Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or oil from low permeability hydrocarbon bearing subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants and chemicals under pressure into the formation to fracture the surrounding rock, increase permeability and stimulate production. Increased regulation of hydraulic fracturing may adversely impact our business, financial condition and results of operations.
Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing activities. The federal Safe Drinking Water Act (“SDWA”) regulates the underground injection of substances through the Underground Injection Control Program (“UIC Program”). Currently, with the exception of certain hydraulic fracturing activities involving the use of diesel, hydraulic fracturing is exempt from federal regulation under the UIC Program, and the hydraulic fracturing process is typically regulated by state or local governmental authorities. However, the practice of hydraulic fracturing has become controversial and is undergoing increased political and regulatory scrutiny. Several federal agencies, regulatory authorities, and legislative entities are investigating the potential environmental impacts of hydraulic fracturing and whether additional regulation may be necessary. The U.S. Department of the Interior revised new regulations on May 16, 2013, which would require oil and natural gas operators to disclose the chemicals they use during hydraulic fracturing on federal lands. The proposed regulations would also strengthen standards for wellbore integrity and the management of fluids that return to the surface during and after fracturing operations on federal lands. In addition, the U.S. Environmental Protection Agency continues to study the potential environmental impacts of hydraulic fracturing activities and has announced plans to propose standards for the treatment and discharge of wastewater resulting from hydraulic fracturing by 2014. These studies and activities, depending on their results, could spur proposals or initiatives to regulate hydraulic fracturing under the SDWA or otherwise. From time to time Congress has considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process.
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
The adoption of new laws or regulations at the federal, state, local, or foreign levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic oil and gas fracturing services they perform, which could negatively impact demand for our frac sand. In addition, heightened political, regulatory, and public scrutiny of hydraulic fracturing practices could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly, or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our frac sand, have a material adverse effect on our business, financial condition and results of operations.
Our long-term contracts may preclude us from taking advantage of increasing prices for frac sand or mitigating the effect of increased operational costs during the term of our long-term contracts.
The long-term supply contracts we have may negatively impact our results of operations. Our long-term contracts require our customers to pay a specified price for a specified volume of frac sand each month. As a result, in periods with increasing prices our sales will not keep pace with market prices.
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
We compete with large, national producers such as Badger Mining Corporation, Emerge Energy Services LP, Fairmount Minerals, Ltd., Preferred Proppants LLC, Unimin Corporation and U.S. Silica Holdings, Inc. Our larger competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production facilities that are located closer to key customers than ours. Should the demand for hydraulic fracturing services decrease, prices in the frac sand market could materially decrease as smaller, regional producers may exit the market, selling frac sand at below market prices. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services could acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which may negatively impact pricing and demand for our frac sand. We may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Fluctuations in transportation costs and the availability or reliability of rail transportation could reduce revenues by causing us to reduce our production or by impairing the ability of our customers to take delivery.
Transportation costs represent a significant portion of the total cost of frac sand for our customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Disruption of transportation services due to shortages of rail cars, weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks or other events could temporarily impair our ability to supply our customers through our logistics network of rail-served origin and distribution terminals, or, if our customers are not using our rail transportation services, the ability of our customers to take delivery and, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our frac sand. Accordingly, if there are disruptions of the rail transportation services utilized by our customers (whether these services are provided by us or a third party), and they are unable to find alternative transportation providers to transport frac sand, our business could be adversely affected.
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
Energy costs, primarily natural gas and electricity, represented 2% of our total sales and 12% of our total production costs during the year ended December 31, 2013. Natural gas is the primary fuel source used for drying in the frac sand production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for the provision of natural gas on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. The price of natural gas has been extremely volatile over the last two years, from a high of $4.52 per million British Thermal Units (“BTUs”) in December 2013 to a low of $1.82 per million BTUs in April 2012, and this volatility may continue. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Although we currently use a significant amount of our cash reserves and cash generated from our operations to fund the development and expansion of our asset base, we may depend on the availability of credit to fund future capital expenditures. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants contained in our credit facility or other future debt agreements, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our growth and profitability.
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
Our credit facility, and potentially any other future financing agreements that we may enter into, contain operating and financial restrictions and covenants that may restrict our ability to finance future operations or capital needs, to engage in, expand or pursue our business activities or to make distributions to our unitholders. For example, our revolving credit facility contains covenants requiring us to maintain a leverage ratio (as such term is defined in our revolving credit agreement) of not more than 3.00 to 1.00, which may increase to up to 3.50 to 1.00 during specified periods following a permitted acquisition, and a minimum interest coverage ratio (as such term is defined in our revolving credit agreement) of not less than 2.50 to 1.00.
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
Increases in interest rates could adversely affect our business and results of operations.
We have exposure to increases in interest rates under our credit facility. As of December 31, 2013, we had $138.3 million of debt outstanding under our credit facility, with an effective interest rate of 3.17%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $0.44 million per year. As a result of this variable interest rate debt, our financial condition could be adversely affected by increases in interest rates.
A facility closure entails substantial costs, and if we close our facility or our sponsor closes its Augusta facility sooner than anticipated, our results of operations may be adversely affected.
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
We hold numerous governmental, environmental, mining, and other permits, water rights, and approvals authorizing operations at our Wyeville facility. For our extraction and processing in Wisconsin, the permitting process is subject to federal, state and local authority. For example, on the federal level, a Mine Identification Request (MSHA Form 7000-51) must be filed and obtained before mining commences. If wetlands are implicated, a U.S. Army Corps of Engineers Wetland Permit is required. At the state level, a series of permits are required related to air quality, wetlands, water quality (waste water, storm water), grading permits, endangered species, archeological assessments, and high capacity wells in addition to others depending upon site specific factors and operational detail. At the local level, zoning, building, storm water, erosion control, wellhead protection, road usage and access are all regulated and require permitting to some degree. A non-metallic mining reclamation permit is required. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations.
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
We do not own the land on which the majority of our destination terminal facilities are located, which could disrupt our operations.
We do not own the land on which the majority of our destination terminals are located and instead own leaseholds interests and rights-of-way for the operation of these facilities.  Upon expiration, termination or other lapse of our current leasehold terms, we may be unable to renew our existing leases or rights-of-way on terms favorable to us, or at all.  Any renegotiation on less favorable terms or inability to enter into new leases on economically acceptable terms upon the expiration, termination or other lapse of our current leases or rights-of-way could cause us to cease operations on the affected land, increase costs related to continuing operations elsewhere and have a material adverse effect on our business, financial condition and results of operations.
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
We depend to a large extent on the services of our senior management team and other key personnel. Members of our senior management and other key employees have extensive experience and expertise in evaluating and analyzing sand reserves, maximizing production from such properties, marketing frac sand production, transportation, distribution and developing and executing financing strategies, as well as substantial experience and relationships with participants in the oilfield services and exploration and production industries. Competition for management and key personnel is intense, and the pool of qualified candidates is limited. The loss of any of these individuals or the failure to attract additional personnel, as needed, could have a material adverse effect on our operations and could lead to higher labor costs or the use of less-qualified personnel. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to attract, employ and retain highly skilled personnel.
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
Our business could be materially adversely affected by severe weather conditions. Severe weather conditions may affect our customers’ operations, thus reducing their need for our products, impact our operations by resulting in weather-related damage to our facilities and equipment and impact our customers’ ability to take delivery of our products at our plant site. Any weather-related interference with our operations could force us to delay or curtail services and potentially breach our contractual obligations to deliver minimum volumes or result in a loss of productivity and an increase in our operating costs.
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
Our cash flow is affected by a variety of factors, including weather conditions and seasonal periods. Seasonal fluctuations in weather impact the production levels at our wet processing plant. While our sales and finished product production levels are contracted evenly throughout the year, our mining and wet sand processing activities are limited to non-winter months. As a consequence, we experience lower cash costs in the first and fourth quarter of each calendar year.
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
Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States could adversely affect the United States and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants or refineries are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our frac sand. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.
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
We are subject to a variety of federal, state, and local regulatory environmental requirements affecting the mining and mineral processing industry, including among others, those relating to employee health and safety, environmental permitting and licensing, air and water emissions, water pollution, waste management, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials, and natural resources. These laws, regulations, and permits have had, and will continue to have, a significant effect on our business. Some environmental laws impose substantial penalties for noncompliance, and others, such as CERCLA, may impose strict, retroactive, and joint and several liability for the remediation of releases of hazardous substances. Liability under CERCLA, or similar state and local laws, may be imposed as a result of conduct that was lawful at the time it occurred or for the conduct of, or conditions caused by, prior operators or other third parties. Failure to properly handle, transport, store, or dispose of hazardous materials or otherwise conduct our operations in compliance with environmental laws could expose us to liability for governmental penalties, cleanup costs, and civil or criminal liability associated with releases of such materials into the environment, damages to property, or natural resources and other damages, as well as potentially impair our ability to conduct our operations. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Future events, including changes in any environmental requirements (or their interpretation or enforcement) and the costs associated with complying with such requirements, could have a material adverse effect on us.
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
Our operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment, and other matters. Our failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business and financial condition or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations.
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
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute quarterly at least $0.475 per unit on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. However, the board may change such policy at any time at its discretion and could elect to pay lesser distributions or not to pay distributions for one or more quarters.
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
If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. As of December 31, 2013, our sponsor owned an aggregate of 53.3% of our common, subordinated units and Class B units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.
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
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2013, our sponsor owned an aggregate of 53.3% of our common, subordinated units and Class B units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated and Class B units), our sponsor will own 53.3% of our common units.
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
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to disclosure about our executive compensation, that apply to other public companies.
In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold unitholder advisory votes on executive compensation.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.
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
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service ("IRS") were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to you could be substantially reduced.
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
If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income result in a decrease in their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation and depletion deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if they sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.
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
Because we cannot match transferors and transferees of common units and in order to maintain the uniformity of the economic and tax characteristics of our common units, we have adopted certain depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. These positions may result in an overstatement of deductions and losses and an understatement of income and gain to our unitholders. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.
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
In addition to federal income taxes, our unitholders could be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. As of December 31, 2013, we own assets and conduct business in the states of Wisconsin, Pennsylvania, Ohio, New York, West Virginia and Texas. Most of these states currently impose a personal income tax and income taxes on corporations and other entities. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in these states. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is our unitholders' responsibility to file all U.S. federal, foreign, state and local tax returns.

ITEM 1B.       UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.         PROPERTIES
We are managed and operated by the board of directors and executive officers of our general partner, which leases office space for our principal executive offices in Houston, Texas. As of December 31, 2013, we operated one production facility located in Wyeville, Wisconsin of which we own all associated land. We own a preferred interest in our sponsor’s production facility located in Augusta, Wisconsin, which entitles us to a preferred distribution of up to $3.75 million per quarter, or $15.0 million annually. In addition, we own and operate 12 destination rail-based terminal locations throughout the Marcellus and Utica shale basins and lease or own 1,202 railcars used to transport our sand from origin to destination. Substantially all of our owned assets are pledged as security under our credit facility; please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.
Facilities
Wyeville Facility
We acquired the Wyeville acreage and commenced construction of the Wyeville facility in January 2011. We completed construction of the Wyeville facility and commenced sand excavation and processing in June 2011 with an initial plant processing capacity of 950,000 tons per year, and customer shipments were initiated in July 2011. We completed an expansion in March 2012 that increased our annual rated processing capacity to approximately 1,600,000 tons per year. From the Wyeville in-service date to December 31, 2013, we processed and delivered 2,996,563 tons of frac sand. As of December 31, 2013, the total cost of our plant and equipment was $54.2 million. The plant is in good physical condition and includes modernized equipment powered by natural gas, electricity and propane fuel.
We operate two dryer facilities at Wyeville with a combined nameplate input capacity, based on manufacturer specifications, of 250 tons per hour. Unless processing operations are suspended to conduct maintenance, our dryer facilities are run on a 24-hour basis. Our estimate of annual expected processing capacity assumes a 15% loss factor due to waste and an uptime efficiency of 85% of nameplate capacity, which allows approximately 55 days for downtime and maintenance. We processed and delivered 1,502,015 tons of sand during the year ended December 31, 2013.
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
The following table summarizes certain of the key characteristics of our Wyeville facility that we believe allow us to provide our customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 651 contiguous acres, with on-site processing and rail loading facilities.
Deposits	Sand pay zones of up to 80 feet; coarse grade mesh sizes from 20 to 100; few impurities such as clay or other contaminants.
Excavation Technique	Shallow overburden allowing for surface excavation.
Sand Processing	Sands are unconsolidated; do not require crushing.
Logistics Capabilities	On-site transportation infrastructure capable of accommodating unit trains connected to Union Pacific Railroad mainline.
Augusta Facility
On January 31, 2013, we acquired a preferred interest in our sponsor’s Augusta facility. Our sponsor acquired the Augusta acreage and commenced construction of the Augusta facility in April 2012. Our sponsor completed construction of the Augusta facility and commenced sand excavation and processing in July 2012 with a plant rated processing capacity of 1,600,000 tons per year, and customer shipments were initiated in August 2012. As of December 31, 2013, the total cost of our sponsor’s Augusta plant and equipment was $71.2 million. The plant is in good physical condition and includes modernized equipment powered by natural gas, electricity and propane. The cash flow stream attributable to our preferred interest in Augusta is supported by a long-term contract with an investment grade customer.
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
The following table summarizes certain of the key characteristics of our sponsor’s Augusta facility that we believe allow Augusta to provide its customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 1,187 contiguous acres, with on-site processing and rail loading facilities.
Deposits	Sand pay zones of up to 80 feet; coarse grade mesh sizes from 20 to 100; few impurities such as clay or other contaminants.
Excavation Technique	Shallow overburden allowing for surface excavation.
Sand Processing	Sands are consolidated.
Logistics Capabilities	On-site transportation infrastructure capable of accommodating unit trains connected to Union Pacific Railroad mainline.
Distribution Assets
As of December 31, 2013, we operated 12 destination rail-based terminal locations throughout the Marcellus and Utica shale basins, as summarized in the following table:

Location	Storage Capabilities	Railroad	Unit Train Capable	On-site Laboratory

Binghamton, NY	Rail	New York Susquehanna & Western Railway
Bradford, PA	Rail/Silo	Buffalo and Pittsburgh Railroad
Dennison, OH	Rail	Columbus and Ohio River Railroad
Driftwood, PA	Rail	Buffalo and Pittsburgh Railroad
Kittanning, PA	Rail	Buffalo and Pittsburgh Railroad		☑
Minerva, OH	Rail/Silo	Ohi-Rail Corp.	☑	☑
Mingo Junction, OH	Rail	Norfolk Southern
Pittston, PA	Rail	Reading Blue Mountain & Northern Railroad	☑
Ridgway, PA	Rail	Buffalo and Pittsburgh Railroad
Sheffield, PA	Rail/Silo	Buffalo and Pittsburgh Railroad		☑
Smithfield, PA	Rail/Silo	Southwest Pennsylvania Railroad	☑	☑
Wellsboro, PA	Rail/Silo	Wellsboro & Corning Railroad	☑	☑
As of December 31, 2013, we leased or owned 1,202 railcars used to transport our sand from origin to destination.
Sand Reserves
We own and operate the Wyeville facility, which is located in Monroe County, Wisconsin and, as of December 31, 2013, contained 62.6 million tons of proven recoverable sand reserves of mesh sizes we currently sell. We also own a preferred interest in our sponsor’s Augusta facility, which is located in Eau Claire County, Wisconsin and, as of December 31, 2013, contained 46.8 million tons of proven recoverable sand reserves.
“Reserves” consist of sand that can be economically extracted or produced at the time of determination based on relevant legal, economic and technical considerations. The reserve estimates referenced herein represent proven reserves, which are defined by SEC Industry Guide 7 as those for which (a) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. The quantity and nature of the mineral reserves at our Wyeville facility are estimated by our internal geologists and mining engineers and updated periodically, with necessary adjustments for operations during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. John T. Boyd has estimated our reserves as of December 31, 2013, and we intend to continue retaining third-party engineers to review our reserves on an annual basis.

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
Our reserves are a mineral resource created over millions of years. Approximately 500 million years ago, the quartz rich Cambrian sheet sands were deposited in the upper Midwest region of the United States. During the Pleistocene era, which occurred approximately two million years ago, erosion caused by the melting of glaciers cut channels into the Mount Simon sandstone formation, forming rivers. Loose grains of sand resulting from this same erosion settled in these river beds where they were washed by the consistent current of the river. The washing action of the river removed debris, known as fines, from the sand, rounded the sand grains and helped it to remain unconsolidated. The Wyeville deposit is located in one of these ancient river beds. The high quartz content of the Cambrian sands and the monocrystalline structure of the Wyeville deposit is responsible for the high crush strength relative to other types of sand.
A number of characteristics are utilized to define the quality of frac sand, such as particle shape, acid solubility, cleanliness, grain size and crush strength.  Crush strength is an indication of how well a proppant can retain its structural integrity under closure pressure and is one of the key characteristics for our customers and other purchasers of frac sand in determining whether the product will be suitable for its desired application.  For example, raw frac sand with high crush strength is suitable for use in high pressure downhole conditions that would otherwise require the use of more expensive resin-coated or ceramic proppants.  The crush strength is represented in terms of a K value, which is the closure in 1000 psi intervals whereby less than 10 percent of the proppant is crushed.  For example, frac sand with a measured 9.7% crush at 7,000 psi would be rated a 7K sand.  Based on results of crush strength testing performed on our sand at the Wyeville facility, the crush strength for our 30/50 raw frac sand was 8K as measured by PropTester and Stim-Lab and for our 40/70 raw frac sand was 10K and 9K as measured by PropTester and Stim-Lab, respectively.
Our sands at the Wyeville facility are unconsolidated, clean and well-rounded, and as a result do not require crushing or extensive processing to eliminate clays or other contaminants, enabling us to cost-effectively produce high quality, frac sand meeting API specifications. In addition, the sand deposits are present to a depth of approximately 80 feet, with a shallow overburden of approximately five feet. The shallow depth of the sand deposits allows us to conduct surface mining rather than underground mining, which lowers our production costs and decreases safety risks as compared to underground mining.
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

During the Initial Operations Period, the required royalty payments amount to an aggregate of $825,000 over the three year period. During any Subsequent Operations Period, the required royalty payments amount to an aggregate of $1,050,000 over each three year period. If we have not made the minimum required royalty payments associated with ongoing sand sales by the end of any Initial Operations Period or Subsequent Operations Period, we may satisfy our obligation by making a lump-sum cash make-whole payment. Accordingly, we believe there is no material risk that we will be required to sell back the subject property pursuant to this agreement.
Summary of Reserves
The following table provides a summary of our Wyeville facility and our sponsor’s Augusta facility as of December 31, 2013:

Mine/Plant Location	Owned/ Leased	Area (in acres)	Proven Reserves (in thousands)	Primary End Markets Served
Wyeville, WI	Owned	651	62,575	Oil and gas proppants
Augusta, WI	(1)	1,187	46,797	Oil and gas proppants

(1)	Hi-Crush Augusta LLC, a subsidiary of our sponsor, owns the Augusta facility. On January 31, 2013, we acquired a preferred interest in Hi-Crush Augusta LLC.

ITEM 3.       LEGAL PROCEEDINGS
Legal Proceedings
In addition to the matters described below, we are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, governmental regulations, environmental, employment and other actions. Although the outcomes of these routine claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.
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
Following the Partnership’s November 2012 announcement that Hi-Crush Operating LLC had formally terminated its supply agreement with Baker Hughes in response to the repudiation of the agreement by Baker Hughes, the Partnership, our general partner, certain of its officers and directors and its underwriters were named as defendants in purported securities class action lawsuits brought by the Partnership’s unitholders in the United States District Court for the Southern District of New York. On February 11, 2013, the lawsuits were consolidated into one lawsuit, styled In re: Hi-Crush Partners L.P. Securities Litigation, No. 12-Civ-8557 (CM). A consolidated amended complaint was filed on February 15, 2013. That complaint asserted claims under sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, or the Securities Act, and sections 10(b) and 20(a) of the Exchange Act in connection with the Partnership’s Registration Statement and a subsequent presentation. Among other things, the consolidated amended complaint alleges that defendants failed to disclose to the market certain alleged information relating to Baker Hughes’ repudiation of the supply agreement. On March 22, 2013, the Partnership filed a motion to dismiss the complaint. On December 2, 2013, the court issued an order dismissing the claims relating to the Partnership’s Registration Statement, but did not dismiss the claims relating to alleged misrepresentations concerning the Partnership’s relationship with Baker Hughes after the Partnership’s initial public offering. The Partnership and the remaining defendants in the lawsuit have filed answers to the complaint. The Partnership believes the case is without merit and intends to vigorously defend itself. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit.
On December 20, 2013, Stephen Bushansky, a purported unitholder of the Partnership, filed a lawsuit, derivatively on behalf of the Partnership, against our general partner and certain of its officers and directors, in an action styled Bushansky v. Hi-Crush GP LLC, Cause No. 2013-76463, in the 215th Judicial District Court, Harris County, Texas. This lawsuit alleges that by failing to disclose Baker Hughes’ attempted repudiation of its supply agreement with Hi-Crush Operating LLC prior to the Partnership’s November 2012 announcement terminating the agreement, defendants failed to design and implement an effective system of internal controls to prevent the Partnership from violating federal securities laws. Plaintiff asserts a claim for breach of fiduciary duties of good faith, care, loyalty, reasonable inquiry, oversight and supervision. Plaintiff also asserts that the defendants aided and abetted in one another’s breaches of fiduciary duties and seeks relief from defendants on the theory of indemnity for all damages that occurred as a result of defendants’ alleged violations. On January 29, 2014, defendants filed a motion to dismiss, plea to the jurisdiction, or in the alternative, motion to stay based on the mandatory contractual forum selection clause in our partnership agreement. The Partnership believes the case is without merit and intends to vigorously defend itself. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNIT SECURITIES
Market Information
Our common units, representing limited partner interests, are listed on and traded on the NYSE under the symbol “HCLP.” Initial trading of our common units commenced on August 16, 2012. Accordingly, no market for our units existed prior to that date.
The following tables sets forth the range of high and low sales prices per unit for our common units as reported by the NYSE, and the quarterly cash distributions for the indicated periods:

Sales Price Per Common Units
For the Quarter Ended	High	Low
September 30, 2012 (from August 16, 2012)	$23.78	$17.00
December 31, 2012	$22.28	$13.21
March 31, 2013	$19.82	$15.00
June 30, 2013	$24.24	$17.44
September 30, 2013	$27.44	$20.26
December 31, 2013	$38.75	$25.07

Cash Distributions To Common And Subordinated Unitholders:
For the Quarter Ended	Record Date	Payment Date	Amount per Limited Partner Unit
September 30, 2012 (from August 16, 2012) (1)	November 1, 2012	November 15, 2012	$0.2375
December 31, 2012	February 1, 2013	February 15, 2013	$0.4750
March 31, 2013	May 1, 2013	May 15, 2013	$0.4750
June 30, 2013	August 1, 2013	August 15, 2013	$0.4750
September 30, 2013	November 1, 2013	November 15, 2013	$0.4900
December 31, 2013	January 31, 2014	February 14, 2014	$0.5100
(1) The distribution for the third quarter of 2012 represented a proration of our minimum quarterly distribution of $0.4750 per unit for the period from August 16, 2012 to September 30, 2012.
As of December 31, 2013, there were 15,224,820 common units outstanding held by approximately 18,164 unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these record holders. As of December 31, 2013, we had also issued 13,640,351 subordinated units and 3,750,000 Class B Units, for which there is no established public market in which such units are exchanged. All of the subordinated units and Class B Units are held by our sponsor.
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
Equity Compensation Plan Information
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2013.
Recent Sales of Unregistered Securities
On May 8, 2012, in connection with our formation, we issued (i) the non-economic general partner interest in us to our general partner and (ii) the 100.0% limited partner interest in us to our sponsor for $1,000.00. The issuance was exempt from registration under Section 4(2) of the Securities Act.
On January 30, 2013, we issued 5,522 common units to our independent directors, Mr. Winkler III and Mr. Affleck-Graves.
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
On June 10, 2013, the Partnership issued 1,578,947 common units in connection with its acquisition of D&I.
On January 8, 2014, we issued 4,149 common units to our independent directors, Mr. Winkler III, Mr. Affleck-Graves and Mr. Poorman and 4,366 common units to certain employees.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None of our common units have been reacquired since August 16, 2012. There are currently no share repurchase programs authorized by the board of directors of our general partner.
Securities Authorized for Issuance under Equity Compensation Plans
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plan as of December 31, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

	Year Ended December 31, 2013	Period From August 16 Through December 31, 2012	Period From January 1 Through August 15, 2012	Year Ended December 31, 2011	Inception to December 31, 2010
(in thousands, except per unit amounts)	Successor	Successor	Predecessor	Predecessor	Predecessor
Statement of Operations Data:
Revenues	$141,742	$28,858	$46,776	$20,353	$—
Production costs	20,898	6,282	12,247	5,998	—
Other cost of sales	49,177	—	—	—	—
Depreciation and depletion	4,464	863	1,089	449	—
Cost of goods sold	74,539	7,145	13,336	6,447	—
Gross profit	67,203	21,713	33,440	13,906	—
Operating costs and expenses:
General and administrative	16,205	2,795	4,631	2,324	26
Exploration expense	47	91	539	381	—
Accretion expense	117	56	16	28	—
Income (loss) from operations	50,834	18,771	28,254	11,173	(26)
Other income (expense):
Income from preferred interest in Hi-Crush Augusta LLC	11,250	—	—	—	—
Other income	—	—	6	—	—
Interest expense	(3,522)	(263)	(3,240)	(1,893)	—
Net income (loss)	$58,562	$18,508	$25,020	$9,280	$(26)
Earnings per unit:
Common units	$2.08	$0.68
Subordinated units	$2.08	$0.68
Distributions per unit:
Common units	$1.9500	$0.7125
Subordinated units	$1.9500	$0.7125
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$55,005	$18,384	$16,660	$18,788	$(14)
Investing activities	(138,715)	(2,239)	(80,045)	(50,199)	(322)
Financing activities	89,259	(7,631)	61,048	42,465	336
Other Financial Data:
EBITDA (1)	$69,170	$19,634	$29,349	$11,622	$(26)
Capital expenditures (2)	6,260	2,239	80,075	50,169	72
Operating Data:
Total tons sold	1,849,075	439,604	726,213	332,593	—
Average realized price (per ton sold)	$69.32	$65.65	$64.41	$61.19	$—
Production costs (per ton produced and delivered)	13.91	14.29	16.86	18.03	—
Balance Sheet Data (at period end)
Cash and cash equivalents	$16,047	$10,498	$8,717	$11,054	$—
Total assets	302,144	102,185	175,828	72,229	614
Long-term debt (includes current portion)	138,250	—	111,402	46,112	—
Total liabilities	155,175	7,002	140,747	61,942	304
Equity	146,969	95,183	35,081	10,287	310

(1)	For more information, please read “Non-GAAP Financial Measures” below.

(2)	Capital expenditures made to increase the long-term operating capacity of our asset base whether through construction or acquisitions.

Non-GAAP Financial Measures
EBITDA
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

	Year Ended December 31, 2013	Period From August 16 Through December 31, 2012	Period From January 1 Through August 15, 2012	Year Ended December 31, 2011	Inception to December 31, 2010
(in thousands)	Successor	Successor	Predecessor	Predecessor	Predecessor
Reconciliation of EBITDA and distributable cash flow to net income (loss):
Net income (loss)	$58,562	$18,508	$25,020	$9,280	$(26)
Depreciation and depletion expense	3,399	863	1,089	449	—
Amortization expense	3,687	—	—	—	—
Interest expense	3,522	263	3,240	1,893	—
EBITDA	$69,170	$19,634	$29,349	$11,622	$(26)
Less: Cash interest paid	(2,974)	(136)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (1)	(2,028)	(593)
Add: Accretion of asset retirement obligation	117	56
Add: Quarterly distribution from preferred interest in Augusta (2)	3,750	—
Distributable cash flow	$68,035	$18,961
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

(2) The amount pertains to the fourth quarter performance of Augusta, on which we are entitled to receive a preferred distribution of $3,750. We have included this amount in our distributable cash flow for the year ended December 31, 2013 as we will receive this distribution on February 11, 2014, in advance of our fourth quarter 2013 cash distributions to our common and subordinated unitholders, which will be paid on February 14, 2014. The amount is not reflected in our GAAP net income during the year ended December 31, 2013 because our investment in Augusta is accounted for under the cost method. In accordance with that method, any distributions earned under our preferred interest are not recognized as income until the cash is actually received by the Partnership.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our historical performance and financial condition together with Part II, Item 6, “Selected Financial Data,” the description of the business appearing in Part 1, Item 1, “Business,” and the consolidated financial statements and the related notes in Part II, Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Item 1A, “Risk Factors” and under “Forward-Looking Statements.” All amounts are presented in thousands except acreage, tonnage and per unit data, or where otherwise noted.

Overview
We are a pure play, low-cost, domestic producer and supplier of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all API specifications. We own, operate and develop sand reserves and related excavation and processing facilities and will seek to acquire or develop additional facilities. Our 651-acre facility with integrated rail infrastructure located near Wyeville, Wisconsin (the “Wyeville facility”) enables us to process and cost-effectively deliver approximately 1,600,000 tons of frac sand per year. We also own a preferred interest in Hi-Crush Augusta LLC (“Augusta”), a subsidiary of our sponsor, which owns a 1,187-acre facility with integrated rail infrastructure located in Eau Claire County, Wisconsin (the “Augusta facility”), which enables our sponsor to process and cost-effectively deliver approximately 1,600,000 tons of frac sand per year. A substantial portion of our frac sand production is sold to leading pressure pumping service providers under long-term contracts that require our customers to pay a specified price for a specified volume of frac sand each month.
Our June 10, 2013 acquisition of D & I Silica, LLC (“D&I”) transformed us into an integrated Northern White frac sand producer, transporter, marketer and distributor. D&I is the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales. D&I operates through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio and New York.
In connection with our initial public offering and our sponsor's contribution of the Wyeville facility and operations, we entered into the following agreements:
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
The omnibus agreement provided that we would assign to our sponsor all of our rights and obligations under our long-term contract with one customer on May 1, 2013, and our sponsor would have been obligated to accept such assignment and assume our obligations under such contract. On January 31, 2013, in connection with our agreement with our sponsor to acquire a preferred interest in Augusta, the entity that owns our sponsor’s Augusta raw frac sand processing facility, the parties agreed that the contract would no longer be assigned. As such, the contract remained with us and continues to be fulfilled by the Wyeville facility for the remainder of its term.
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
On January 31, 2013, we entered into an agreement with our sponsor to acquire an interest in Hi-Crush Augusta LLC, the entity that owns our sponsor’s Augusta facility, for $37,500 in cash and 3.75 million Class B Units in the Partnership. Our sponsor will not receive distributions on the Class B Units unless certain thresholds are met and until they convert into common units. The preferred interest in Augusta entitles us to a preferred distribution of $3,750 per quarter, or $15,000 annually.

Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements of our sponsor, Hi-Crush Proppants LLC, which is our accounting predecessor for financial reporting purposes through August 15, 2012. On August 16, 2012, our sponsor contributed some but not all of its assets and liabilities to us in connection with our initial public offering. Accordingly, the historical financial results through August 15, 2012 discussed below include capital expenditures and other costs related to assets that were not contributed to us in connection with our initial public offering as well as long-term debt and related expenses that were retained by our sponsor following the completion of our initial public offering. The consolidated financial statements include results of operations and cash flows for D&I prospectively from June 11, 2013.
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

•
Our Wyeville facility did not generate sales until we commenced operations in July 2011. Our first shipment of frac sand to a customer from our Wyeville facility occurred on July 21, 2011. Accordingly, our financial statements for the year ended December 31, 2011 reflect operations only from July 21, 2011 through the end of the year.

•
We completed an expansion of our Wyeville facility in March 2012. In March 2012, we completed an expansion of our Wyeville facility that increased rated processing capacity from 950,000 to approximately 1,600,000 tons per year. In connection with that expansion, we increased our annual contracted volumes from 730,000 tons to 1,160,000 tons, or 73% of our expanded processing capacity for 2013.

•
Our historical financial results include certain capital expenditures and other costs related to assets outside of our Wyeville facility, which were not contributed to us by our sponsor in connection with our IPO. For the year ended December 31, 2011 and the period from January 1, 2012 through August 15, 2012, we had capital expenditures that related to the acquisition, development and construction of property, plant and equipment at sites other than our Wyeville facility, which were not contributed to us in connection with our IPO, of $1.7 million and $71.1 million, respectively. In addition, for the year ended December 31, 2011 and the period from January 1, 2012 through August 15, 2012, our sponsor incurred operating expenses, consisting of general and administrative expenses and exploration costs, in connection with these non-Wyeville operations of $1.0 million and $2.9 million, respectively.

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

•
We terminated certain royalty agreements in July 2012, which resulted in a reduction in our royalty costs. Effective July 2012, we terminated certain royalty agreements for a one-time cash payment of $14.0 million. The termination of these royalty agreements resulted in a reduction in our ongoing royalty costs from $6.15 per ton of sand excavated, delivered and paid for to $2.50 per ton of sand excavated, delivered and paid for at our Wyeville facility. If we produce and sell 1,600,000 tons of frac sand annually, we would expect the reduction in our royalty costs due to the termination of these agreements will be $5.8 million per year.

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

•
We are incurring legal and advisory expenses in connection with our unitholder lawsuits. We incurred legal and advisory expenses in connection with our termination of the Baker Hughes supply agreement and related lawsuit, which settled on October 18, 2013, and we continue to incur legal and advisory expenses in connection with the resulting unit holder lawsuits.

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
Our Assets and Operations
We own and operate the Wyeville facility, which is located in Monroe County, Wisconsin and, as of December 31, 2013, contained 62.6 million tons of proven recoverable saleable sand reserves. We also own a preferred interest in our sponsor’s Augusta facility, which is located in Eau Claire County, Wisconsin and, as of December 31, 2013, contained 46.8 million tons of proven sand reserves. According to John T. Boyd, our proven reserves at the Wyeville facility consist of coarse grade Northern White sand exceeding API specifications. Analysis of our sand at the Wyeville facility by independent third-party testing companies indicates that it demonstrates characteristics exceeding of API specifications with regard to crush strength, turbidity and roundness and sphericity.
We acquired the Wyeville acreage and commenced construction of the Wyeville facility in January 2011. We completed construction of the Wyeville facility and commenced sand excavation and processing in June 2011 with an initial plant processing capacity of 950,000 tons per year, and customer shipments were initiated in July 2011. We completed an expansion in March 2012 that increased our annual processing rated capacity to approximately 1,600,000 tons per year. From the Wyeville in-service date to December 31, 2013, we processed and delivered 2,996,563 tons of frac sand.

How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand. A substantial portion of our frac sand is sold to our customers under long-term contracts that require our customers to pay a specified price for a specified annual volume of sand, which contracts have current terms expiring between 2014 and 2019. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product, the price per ton and liquidated damages in the event either we or the customer fails to meet minimum requirements. Prices in our current contracts are typically fixed for the entire term of the contracts. As a result, our revenue over the duration of these contracts may not follow broader industry pricing trends. If we have excess production and market conditions are favorable, we may elect to sell frac sand through short term pricing agreements.
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
We initially paid royalties to third parties at our Wyeville facility at an aggregate rate of $6.15 per ton of sand excavated, delivered at our on-site rail facility and paid for by our customers. Effective July 2012, we terminated certain royalty agreements for a one-time cash payment of $14,000, which has reduced our ongoing royalty costs from $6.15 to $2.50 per ton of sand excavated and delivered from the Wyeville facility for which we have received payment.
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
We incur general and administrative costs related to our corporate operations. Under our partnership agreement and the services agreement with our sponsor and our general partner, our sponsor has discretion to determine, in good faith, the proper allocation of costs and expenses to us for its services, including expenses incurred by our general partner and its affiliates on our behalf. The allocation of such costs for the period from August 16, 2012 through December 31, 2013, subsequent to our IPO, was based on management’s best estimate of time and effort spent on the respective operations and facilities. Under these agreements, we reimburse our sponsor for all direct and indirect costs incurred on our behalf.

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
The discussion of our historical performance and financial condition is presented for the Successor year ended December 31, 2013, the Successor period from August 16, 2012 through December 31, 2012 and the Predecessor periods from January 1, 2012 through August 15, 2012 and the year ended December 31, 2011. The results of operations for the year ended December 31, 2012 is also presented on a pro forma basis. The results of operations for the Predecessor periods are for our sponsor. We believe that the discussion on pro forma basis is a useful supplement to the historical results as it allows the Predecessor and Successor operating results for the period ended December 31, 2012 to be analyzed on a more comparable basis to the Successor results for the period ended December 31, 2013. The unaudited pro forma combined consolidated statements of operations reflect the consolidated results of operations of the Partnership as if our IPO had occurred on January 1, 2012. The historical information has been adjusted to give effect to events and circumstances that are (i) directly attributed to our IPO, (ii) factually supportable and (iii) with respect to the statement of operations, expected to have a continuing impact on the combined results. Such items include the elimination of interest expense related to outstanding debt held by our sponsor prior to our IPO as well as the operating results of entities retained by our sponsor. This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that may be obtained in the future.
The following table presents consolidated revenues and expenses for the periods indicated. This information is derived from the consolidated statements of operations for the Successor year ended December 31, 2013, the Successor period from August 16, 2012 through December 31, 2012 and the Predecessor periods from January 1, 2012 through August 15, 2012 and the year ended December 31, 2011. The year ended December 31, 2012 is also presented on a pro forma basis, as described above.

		As Reported
		Period from	Period from		Pro Forma
		August 16	January 1		for the
	Year Ended	through	through	Pro Forma	Year Ended	Year Ended
	December 31,	December 31,	August 15,	Adjustments	December 31,	December 31,
	2013	2012	2012	(a)	2012	2011
	Successor	Successor	Predecessor			Predecessor
Revenues	141,742	$28,858	$46,776	$(270)	$75,364	$20,353
Costs of goods sold
Production costs	20,898	6,282	12,247	(279)	18,250	5,998
Other cost of sales	49,177	—	—	—	—	—
Depreciation, depletion and amortization	4,464	863	1,089	(184)	1,768	449
Gross profit	67,203	21,713	33,440	193	55,346	13,906
Operating costs and expenses	16,369	2,942	5,186	(2,949)	5,179	2,733
Income from operations	50,834	18,771	28,254	3,142	50,167	11,173
Other income (expense)
Income from preferred interest in Hi-Crush Augusta LLC	11,250	—	—	—	—	—
Other income	—	—	6	(6)	—	—
Interest expense	(3,522)	(263)	(3,240)	3,240	(263)	(1,893)
Net income	$58,562	$18,508	$25,020	$6,376	$49,904	$9,280
(a) Pro forma adjustments exclude operating results relative to entities retained by our sponsor and interest expense incurred under our sponsor's credit facility through August 15, 2012.

Successor - Year Ended December 31, 2013
Revenues
Revenues include $128,185 generated from the sale of frac sand. For the year ended December 31, 2013, we sold 1,849,075 tons of frac sand.
Other revenue was $13,557 for the year ended December 31, 2013 related to transload and terminaling, silo leases and other services.
Costs of goods sold – Production costs
We incurred production costs of $20,898 to produce and deliver 1,502,015 tons of frac sand at our Wyeville facility, or $13.91 per ton produced and delivered, for the year ended December 31, 2013.
The principal components of production costs involved in operating our business are excavation costs, labor, utilities, maintenance and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following provides a summary of the drivers impacting the level of production costs during the year ended December 31, 2013.
For the year ended December 31, 2013, we incurred $5,712 of excavation costs and labor costs of $3,662, which were capitalized into the cost of inventory, $2,520 of utility costs and $1,572 of repairs and maintenance costs.
For the year ended December 31, 2013, we incurred royalties of $3,597 and purchased $964 of sand from Augusta at a purchase price in excess of our production cost per ton.
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
We purchase sand through long-term supply agreements with third parties at a fixed price per ton, through the spot market and from the Augusta and Wyeville facilities. For the year ended December 31, 2013, we incurred $18,133 of purchased sand costs. In addition, we incurred $1,171 of non-cash costs associated with the sale of inventory marked up to fair value in connection with the D&I acquisition.
We incur transportation costs including trucking, freight charges and fuel surcharges when transporting our sand from its origin to destination. For the year ended December 31, 2013, we incurred $25,292 of transportation costs.
Other costs of sales was $10,250 during the year ended December 31, 2013, and was primarily comprised of demurrage, storage fees, on-site labor and railcar rental fees.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the year ended December 31, 2013, we incurred $4,464 of depreciation, depletion and amortization expense.
Gross Profit
Gross profit was $67,203 for the year ended December 31, 2013.
Operating Costs and Expenses
The principal components of our operating costs and expenses are general and administrative expenses, which totaled $16,205 for the year ended December 31, 2013. General and administrative expenses include costs directly incurred by the Partnership as well as those charged by Hi-Crush Services LLC, a subsidiary of our sponsor, under the Services Agreement for salaries, bonus incentive compensation, rent and other administrative expenses. General and administrative expenses also include the amortization expense attributable to intangible assets acquired through the D&I acquisition, which totaled $2,620 during 2013.
During 2013, we incurred legal and advisory expenses in connection with our termination of the Baker Hughes supply agreement and the resulting unit holder lawsuits of $643 and $500, respectively. As a result of our acquisition of D&I and our preferred interest in Augusta, we incurred transaction costs of $1,728 and $451, respectively. Such legal, advisory and transaction costs are reflected as general and administrative expenses.
Interest Expense
Interest expense was $3,522 for the year ended December 31, 2013 and is comprised of commitment fees and interest expense on borrowings under our four-year $200,000 revolving credit facility, coupled with the amortization of associated loan origination costs.

Other Income
Other income was $11,250 for the year ended December 31, 2013, representing the receipt of three quarterly preferred distributions from Augusta.
Net Income
Net income was $58,562 for the year ended December 31, 2013.
Successor - Period from August 16 to December 31, 2012
Revenue was $28,858 for the period from August 16 to December 31, 2012, during which we sold 439,604 tons of frac sand under four long-term contracts, one of which was terminated on November 12, 2012. Production costs were $6,282, or $14.29 per ton sold, and gross profit was $21,713. Net income was $18,508 for the period from August 16 to December 31, 2012.
Predecessor – Period from January 1 to August 15, 2012
Revenue was $46,776 for the period from January 1, 2012 to August 15, 2012, during which we sold 726,213 tons of frac sand under four long-term contracts, two of which commenced in May 2012. Production costs were $12,247, or $16.86 per ton sold, and gross profit was $33,440. Due to the nature of the long-term contracts with our customers that require our customers to pay a specified price for a specified volume of frac sand each month, gross profit is primarily affected by royalties and the cost to excavate and process sand. Production costs per ton were impacted by the reduced royalty rate per ton resulting from the July 2012 buyout of certain royalty agreements, as well as the full impact of enhanced production efficiencies derived from the Wyeville plant expansion, completed in March 2012. General and administrative expenses were $4,631, including certain expenses incurred by our sponsor, such as legal and professional fees and payroll and related costs associated with the preparation for, and in connection with, our initial public offering. Interest expense was $3,240 related to our sponsor’s debt, all of which was retained by our sponsor following the initial public offering. Net income was $25,020 for the period from January 1, 2012 to August 15, 2012.
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
Supplemental Analysis - Successor Year Ended December 31, 2013 Compared to Pro Forma Year Ended December 31, 2012
Revenues
Revenues generated from the sale of frac sand were $128,185 for the year ended December 31, 2013, during which we sold 1,849,075 tons of frac sand. Revenue was $75,364 for the pro forma year ended December 31, 2012, during which we sold 1,161,954 tons of frac sand produced from our Wyeville facility. Average sales price per ton was $69 for the year ended December 31, 2013 and $65 for the pro forma year ended December 31, 2012. The change in sales price between the two periods is due to the mix in pricing of FOB plant and FOB destination (71% and 100% of tons were sold FOB plant for the year ended December 31, 2013 and the pro forma year ended December 31, 2012, respectively) and the mix of product sold, partially offset by the reduced sales prices under on of our customer contracts.
Other revenue was $13,557 for the year ended December 31, 2013 related to transload and terminaling, silo leases and other services not provided by us prior to the acquisition of D&I in June 2013.
Costs of goods sold – Production costs
We incurred production costs of $20,898, or $13.91 per ton produced and delivered, for the year ended December 31, 2013, compared to $18,250, or $15.71 per ton sold, for the pro forma year ended December 31, 2012. The decrease in production cost per ton was primarily attributable to the reduced royalty rate per ton resulting from our July 2012 buyout of certain royalty agreements.
The principal components of production costs involved in operating our business are excavation costs, labor, utilities, maintenance and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following provides a summary of the drivers impacting the level of production costs between the year ended December 31, 2013 and the corresponding pro forma year ended December 31, 2012.

For the year ended December 31, 2013 and the pro forma year ended December 31, 2012, we incurred $5,712 and $5,219, respectively, of excavation costs due to increased tons excavated to meet demand and labor costs of $3,662 and $3,845, respectively, which were capitalized into the cost of inventory.
For the year ended December 31, 2013 and the pro forma year ended December 31, 2012, we incurred $2,520 and $1,929 of utility costs, respectively. The increase in such costs was the result of increased tons produced and sold in 2013, as compared to 2012.
For the year ended December 31, 2013 and the pro forma year ended December 31, 2012, we incurred $1,572 and $1,120, respectively, of repairs and maintenance costs. The increase in such costs was driven by projects at our wet plant during the first quarter of 2013, including the disposal and replacement of $191 of equipment.
For the year ended December 31, 2013 and the pro forma year ended December 31, 2012, we incurred royalties of $3,597 and $4,722, respectively. The impact of the lower royalty rate per ton following our July 2012 buyout of certain royalty agreements was partially offset by the increased number of tons sold in the year ended December 31, 2013.
During the year ended December 31, 2013, we purchased $964 of sand from Augusta at a purchase price in excess of our production cost per ton.
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
We purchase sand through long-term supply agreements with third parties at a fixed price per ton, through the spot market and from the Augusta and Wyeville facilities. For the year ended December 31, 2013, we incurred $18,133 of purchased sand costs. In addition, we incurred $1,171 of non-cash costs associated with the sale of inventory marked up to fair value in connection with the D&I acquisition.
We incur transportation costs including trucking, freight charges and fuel surcharges when transporting our sand from its origin to destination. For the year ended December 31, 2013, we incurred $25,292 of transportation costs.
Other costs of sales was $10,250 during the year ended December 31, 2013, and was primarily comprised of demurrage, storage fees, on-site labor and railcar rental fees.
We did not incur other costs of sales during the pro forma year ended December 31, 2012.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the year ended December 31, 2013 and the pro forma year ended December 31, 2012, we incurred $4,464 and $1,768, respectively, of depreciation, depletion and amortization expense. The increase in such costs is attributable to the acquisition of D&I and the depreciation and amortization of its tangible and intangible assets during the period.
Gross Profit
Gross profit was $67,203 for the year ended December 31, 2013 and $55,346 for the pro forma year ended December 31, 2012. The increase in gross profit was primarily the result of the D&I acquisition, additional tons sold, and reduced production costs per ton, offset by reduced average sales pricing resulting from the customer contract amendment effective April 1, 2013.
Operating Costs and Expenses
For the year ended December 31, 2013 and the pro forma year ended December 31, 2012, we incurred operating costs and expenses of $16,369 and $5,179, respectively. The principal components of our operating costs and expenses are general and administrative expenses. The increase in such costs was due to transaction costs of $2,179 associated with our acquisition of D&I and our preferred interest in Augusta, $2,620 of intangible asset amortization, $2,277 of costs attributable to the D&I operations, $1,143 of legal and advisory expenses in connection with our termination of the Baker Hughes supply agreement and the resulting unitholder lawsuits, and increased costs of $2,897 incurred in connection with the requirements of being a publicly traded partnership.
During the year ended December 31, 2013, legal fees included $500 in costs associated with unitholder litigation. Future legal expenses incurred in connection with the unit holder lawsuits beyond our $500 deductible, which was met during the second quarter of 2013, are reimbursable from our insurance carrier. Legal expenses associated with the Baker Hughes litigation are not reimbursable from our insurance carrier.
Interest Expense
Interest expense was $3,522 for the year ended December 31, 2013 compared to $263 in the pro forma year ended December 31, 2012. The interest expense for the 2012 pro forma period consisted of commitment fees and amortization of associated loan origination costs under the Partnership’s credit facility. The interest expense in the 2013 period related to commitment fees and interest expense on borrowings under our four-year $200,000 revolving credit facility, coupled with the amortization of associated loan origination costs.
Other Income
Other income was $11,250 for the year ended December 31, 2013, representing the receipt of three quarterly preferred distributions from Augusta.
We did not earn other income during the pro forma year ended December 31, 2012.
Net Income
Net income was $58,562 for the year ended December 31, 2013 compared to net income of $49,904 for the pro forma year ended December 31, 2012.
Supplemental Analysis - Pro Forma Year Ended December 31, 2012 Compared to Predecessor Year Ended December 31, 2011
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
Revenues
Revenues generated from the sale of frac sand were $75,364 for the pro forma year ended December 31, 2012, during which we sold 1,161,954 tons of frac sand produced and delivered from our Wyeville facility. Revenue was $20,353 for the year ended December 31, 2011, during which we sold 332,593 tons of frac sand produced from our Wyeville facility. Average sales price per ton was $65 for the pro forma year ended December 31, 2012 and $61 for the year ended December 31, 2011.
Costs of goods sold – Production costs
We incurred production costs of $18,250, or $15.71 per ton produced and delivered, for the pro forma year ended December 31, 2012, compared to $5,998, or $18.03 per ton sold, for the year ended December 31, 2011. The decrease in production cost per ton was primarily attributable to the reduced royalty rate per ton resulting from our July 2012 buyout of certain royalty agreements.
The principal components of production costs involved in operating our business are excavation costs, labor, utilities, maintenance and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following provides a summary of the drivers impacting the level of production costs between the pro forma year ended December 31, 2012 and the year ended December 31, 2011.
For the pro forma year ended December 31, 2012 and the year ended December 31, 2011, we incurred $5,219 and $2,502, respectively, of excavation costs due to increased tons excavated to meet demand and labor costs of $3,845 and $1,696, respectively, which were capitalized into the cost of inventory.
For the pro forma year ended December 31, 2012 and the year ended December 31, 2011, we incurred $1,929 and $639 of utility costs, respectively. The increase in such costs was the result of increased tons produced and sold in 2012, as compared to 2011.
For the pro forma year ended December 31, 2012 and the year ended December 31, 2011, we incurred $1,120 and $308, respectively, of repairs and maintenance costs. The increase in such costs reflected the longer period of operations in 2012.
For the pro forma year ended December 31, 2012 and the year ended December 31, 2011, we incurred royalties of $4,722 and $2,045, respectively. The impact of the lower royalty rate per ton following our July 2012 buyout of certain royalty agreements was offset by the increased number of tons sold in the year ended December 31, 2012.
Costs of goods sold – Depreciation and depletion
For the pro forma year ended December 31, 2012 and the year ended December 31, 2011, we incurred $1,768 and $449, respectively, of depreciation and depletion expense. The increase in such costs reflected the longer period of operations in 2012.
Gross Profit
Gross profit was $55,346 for the pro forma year ended December 31, 2012 and $13,906 for the year ended December 31, 2011. The increase in gross profit was due primarily to the increase in tons sold, increased depreciation and depletion due to the longer period of time over which excavation and plant operations took place, reduced royalty rate per ton, and enhanced production efficiencies derived from the Wyeville plant expansion, completed in March 2012. Efficiencies included capturing certain grades of sand for sale that had previously been included in reject material, resulting in increased product yield and lower excavation costs per ton sold in 2012.

Operating Costs and Expenses
For the pro forma year ended December 31, 2012 and the year ended December 31, 2011, we incurred operating costs and expenses of $5,179 and $2,733, respectively. We were in a start-up phase for a portion of the year ended December 31, 2011 and did not incur the level of general and administrative expenses required to support an operating company. In addition to the impact from the ramp-up of our operations, these incremental general and administrative expenses were primarily driven by higher legal and other professional fees, along with higher payroll and related costs. Such costs were largely incurred in preparation for, and in connection with, our IPO.
Interest Expense
Interest expense was $263 for the pro forma year ended December 31, 2012 compared to $1,893 during the year ended December 31, 2011. The interest expense for the 2012 pro forma period consisted of commitment fees and amortization of associated loan origination costs under the Partnership’s credit facility. The interest expense of $1,893 for the year ended 2011 was related to our sponsor’s debt, all of which was retained by our sponsor following our initial public offering.
Net Income
Net income was $49,904 for the pro forma year ended December 31, 2012 compared to net income of $9,280 for the year ended December 31, 2011.

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
We expect our principal sources of liquidity will be cash generated by our operations and quarterly distributions received from our preferred investment in Augusta, supplemented by borrowings under our $200,000 four-year revolving credit facility, as necessary. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of December 31, 2013, our sources of liquidity consisted of $16,047 of available cash and $60,250 pursuant to available borrowings under our revolving credit facility ($200,000, net of $1,500 letter of credit commitments and $138,250 indebtedness). In addition, our general partner is authorized to issue an unlimited number of additional units without the approval of existing limited partner unitholders.
On May 9, 2013, we entered into a commitment increase agreement and second amendment to our credit facility whereby the lenders, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 and addition of other lenders to the lending bank group. Under the second amendment, we agreed to a term out feature under which $50,000 of borrowings would convert to a term loan due August 21, 2016 if the outstanding borrowings under the revolver exceeded $125,000 for four consecutive quarters. If balances are outstanding on a term loan, we would be required to maintain a debt service coverage ratio (as such term is defined in the credit agreement) of not less than 1.50 to 1.00. On June 10, 2013, we drew $100,000 under our revolving credit facility to fund the acquisition of D&I.
We expect that our future principal uses of cash will be for working capital, making distributions to our unitholders, capital expenditures and funding any debt service obligations. On January 16, 2014, our general partner’s board of directors declared a cash distribution for the fourth quarter of 2013 of $0.5100 per common and subordinated unit, or $2.04 on an annualized basis. This represented the sixth distribution declared by us and corresponds to a 7% increase from our minimum quarterly distribution of $0.4750 per unit. This distribution was paid on February 14, 2014 to unitholders of record on January 31, 2014. On a going-forward basis, we intend to pay a quarterly distribution of $0.5100 per common and subordinated unit per quarter, which equates to $14,726 per quarter, or $58,904 per year, based on the number of common and subordinated units outstanding as of February 28, 2014, to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal or contractual obligation to pay this distribution. Holders of our Class B Units are not entitled to distributions until they are converted into common units, with such conversion being fully contingent upon defined earnings and distribution payment thresholds over a specific period of time.
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of December 31, 2013, we had a positive working capital balance of $50,763, as compared to a balance of $22,799 at December 31, 2012.

The following table summarizes our working capital as of the dates indicated.

	December 31, 2013	December 31, 2012
	Successor	Successor
Current assets:
Cash	$16,047	$10,498
Restricted cash	690	—
Accounts receivable, net	31,581	8,199
Inventories	16,265	3,541
Due from sponsor	—	5,615
Prepaid expenses and other current assets	1,432	393
Total current assets	66,015	28,246
Current liabilities:
Accounts payable	8,306	1,977
Accrued and other current liabilities	4,375	1,755
Due to sponsor	2,571	—
Deferred revenue	—	1,715
Total current liabilities	15,252	5,447
Working capital	$50,763	$22,799
Working capital increased during the period primarily as a result of our acquisition of D&I.
Accounts receivable increased by $23,382 during the year ended December 31, 2013. The increase was primarily due to $20,332 of accounts receivable related to sales at our destination terminals. In addition, our accounts receivable increased due to balances receivable from a customer who as of December 31, 2012 maintained a prepaid balance for future deliveries of frac sand. The increase in accounts receivable was also attributable to increased shipments from our production facility of frac sand during the three months ended December 31, 2013, compared to the tons of frac sand shipped during the quarter ended December 31, 2012.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods in transit. The increase in our inventory of $12,724, was primarily driven by higher finished goods inventory of $12,427 during the period, coupled with an increase to our stockpile in advance of the winter months when our wet plant operations shut down. Most of our finished goods inventory is either in transit to our customers or held at our terminals for future sale.
At December 31, 2012, we had an amount due from our sponsor related to our payment of certain liabilities on its behalf. The subject liabilities were comprised of certain accounts payable that were paid related to the Augusta construction project. Our sponsor repaid the remainder of this balance during the first quarter of 2013. As of December 31, 2013, we had an amount due to our sponsor of $2,571 primarily related to management fees, sand purchases from Hi-Crush Augusta LLC and other payments made by the sponsor on our behalf.
Accounts payable and accrued liabilities increased by $8,949 on a combined basis during the year ended December 31, 2013. The increase was primarily attributable to $9,301 of such liabilities held by D&I.
Deferred revenue represents prepayments from a customer for future deliveries of frac sand. In July 2012, we received a payment of $8,250 from a customer in order to prepay for the remainder of its anticipated frac sand shipments in 2012. From July 2012 through December 2012, we recognized $6,535 of revenue related to the customer’s prepayment, resulting in a deferred revenue balance of $1,715 at December 31, 2012. During the year ended December 31, 2013, we recognized $1,715 of revenue related to the customer’s prepayment, thereby leading to no outstanding deferred revenue remaining as of December 31, 2013.

Cash Flow Activities Were As Follows For The Periods Indicated:
	Year Ended December 31, 2013	Period from August 16 through December 31, 2012	Period from January 1 Through August 15, 2012	Pro Forma Adjustments (a)	Pro Forma for the Year Ended December 31, 2012	Year Ended December 31, 2011
	Successor	Successor	Predecessor			Predecessor
Net cash provided by (used in):
Operating activities	$55,005	$18,384	$16,660	$1,383	$36,427	$18,788
Investing activities	(138,715)	(2,239)	(80,045)	60,934	$(21,350)	(50,199)
Financing activities	89,259	(7,631)	61,048	(59,410)	(5,993)	42,465
(a) Pro forma adjustments give effect to exclude the cash flows attributable to entities retained by our sponsor through August 15, 2012.

Cash Flows - Successor Year Ended December 31, 2013
During the period, the Partnership generated $55,005 of cash flows from operations, $138,250 through receipts of borrowings under our credit facility and $5,615 of net repayments of affiliate financing from our sponsor. These funds were primarily used to pay $94,955 for the cash portion of the D&I acquisition price, $37,500 for the cash portion of the purchase of the preferred interest in Augusta, $53,777 of distributions to our unitholders and $829 of loan origination costs during the period. Excess cash generated during the period of $5,549 was retained by the Partnership.
Cash Flows – Successor Period from August 16 through December 31, 2012
During the period, we generated $18,384 of cash flows from operations and received a $4,606 cash contribution from our sponsor. These funds were used to pay for $2,239 of investing activities, make $6,479 of distributions, expend $5,615 of net affiliate financing activities and pay $143 in loan origination costs. Excess cash generated during the period of $8,513 was retained by us.
Cash Flows – Predecessor Period from January 1 through August 15, 2012
During the period, the Predecessor generated $16,660 of cash flows from operations and $61,048 from financing activities. The financings included borrowings under our sponsor’s secured credit facility and the subordinated promissory notes. These funds, along with a portion of the beginning cash on hand, were used to pay for $80,075 of capital expenditures, which primarily related to the construction of the Augusta plant and expansion of the Wyeville plant.
Cash Flows – Predecessor Year Ended December 31, 2011
During the period, the Predecessor generated $18,788 of cash flows from operations and $42,465 from financing activities. The financings included borrowings under the sponsor’s subordinated promissory notes. These funds were primarily used to pay for $50,169 of capital expenditures related to the construction of the Wyeville plant. Remaining cash of $11,054 was retained by the Predecessor.
Supplemental Analysis - Successor Year Ended December 31, 2013 Compared to Successor Pro Forma Year Ended December 31, 2012
Operating Activities
Net cash provided by operating activities was $55,005 for the year ended December 31, 2013 and $36,427 for the pro forma year ended December 31, 2012. Operating cash flows include $58,562 of net income earned during the year ended December 31, 2013 and $49,904 of net income earned in the pro forma year ended December 31, 2012, adjusted for non-cash operating expenses and changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities was $138,715 for the year ended December 31, 2013 and consisted primarily of $94,955 for the acquisition of D&I, $37,500 for the preferred interest in Augusta, and construction costs, including the addition of 100 mesh production capabilities and a new conveyor system installed over the rail line bisecting the Wyeville property. Net cash used in investing activities was $21,350 for the pro forma year ended December 31, 2012 and consisted primarily of costs associated with the expansion of our Wyeville facility.
Financing Activities
Net cash provided by financing activities was $89,259 for the year ended December 31, 2013, which included receipts of $138,250 of borrowings under our credit facility and $5,615 of net repayments of affiliate financing from our sponsor. These inflows were offset by $53,777 of distributions to our unitholders and payment of $829 of loan origination costs during the period.
Net cash used in financing activities was $5,993 for the pro forma year ended December 31, 2012, which comprised $4,606 of contributions received from the sponsor, offset by $6,479 of distributions, $3,971 of net affiliate financing outflows and payment of $149 of loan origination costs.
Supplemental Analysis - Successor Pro Forma Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Operating Activities
Net cash provided by operating activities was $36,427 for the pro forma year ended December 31, 2012 and $18,788 for year ended December 31, 2011. Operating cash flows include $49,904 of net income earned during the pro forma year ended December 31, 2012 and $9,280 of net income earned in the year ended December 31, 2011, adjusted for non-cash operating expenses and changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities was $21,350 for the pro forma year ended December 31, 2012 and consisted primarily of the expansion of our Wyeville facility. Net cash used in investing activities was $50,199 for the year ended December 31, 2011 and consisted primarily of costs associated with the initial acquisition, construction and development of our Wyeville facility.

Financing Activities
Net cash used in financing activities was $5,993 for the pro forma year ended December 31, 2012, which comprised $4,606 of contributions received from the sponsor, offset by $6,479 of distributions, $3,971 of net affiliate financing outflows and payment of $149 of loan origination costs.
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
Capital Requirements
Our sponsor contributed the net assets of its Wyeville facility and operations to us in connection with our IPO. The development, construction and 2012 expansion of the contributed Wyeville-based property, plant and equipment was completed from January 2011 to July 2011 and January 2012 to March 2012. We do not have any significant anticipated capital requirements associated with the Wyeville facility and there are currently no significant required capital commitments related to our terminal facilities.
Revolving Credit Facility
We have a four-year $200,000 senior secured revolving credit facility. As of December 31, 2013, we had $138,250 indebtedness and $60,250 of undrawn borrowing capacity ($200,000, net of $138,250 of indebtedness and $1,500 letter of credit commitments) under our credit facility. The credit facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our revolving credit facility are secured by substantially all of our assets.
On May 9, 2013, we entered into a commitment increase agreement and second amendment to our credit facility whereby the lenders, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 and addition of other lenders to the lending bank group. Under the second amendment, we agreed to a term out feature under which $50,000 of borrowings would convert to a term loan due August 21, 2016 if the outstanding borrowings under the revolver exceeded $125,000 for four consecutive quarters. If balances are outstanding on a term loan, we would be required to maintain a debt service coverage ratio (as such term is defined in the credit agreement) of not less than 1.50 to 1.00. On June 10, 2013, we drew $100,000 under our credit facility to fund the acquisition of D&I.
Subsidiary Guarantors
We filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the current subsidiaries of Hi-Crush Partners LP (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities), each a 100 percent directly or indirectly owned subsidiary of us, will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. The guarantors are our sole subsidiaries, other than Hi-Crush Finance Corp., which is our 100 percent owned subsidiary. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our ability or any of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

Customer Concentration
For the year ended December 31, 2013, sales to each of Halliburton, Weatherford and FTS International accounted for greater than 10% of our total revenues. For the pro forma year ended December 31, 2012, sales to each of Halliburton, Weatherford, FTS International and Baker Hughes accounted for greater than 10% of our total revenues. For the predecessor year ended December 31, 2011, sales to Halliburton and Weatherford accounted for greater than 10% of our total revenues.

Contractual Obligations
The following table presents our contractual obligations and other commitments as of December 31, 2013:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Asset retirement obligations (1)	$1,673	$—	$—	$—	$1,673
Repayment of credit facility at maturity	138,250	—	138,250	—	—
Operating lease obligations	36,974	$7,009	$12,239	$10,306	$7,420
Total	$176,897	$7,009	$150,489	$10,306	$9,093
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

Recent Accounting Pronouncements
In February 2013, the Financing Accounting Standards Board (“FASB”) issued amended guidance on the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Such arrangements may include debt, other contractual obligations, and settled litigation and judicial rulings. The amended guidance is to be applied retrospectively to all prior periods presented. This guidance will be effective for us beginning January 1, 2014. We anticipate that the adoption of this amended guidance will not materially affect its financial position, result of operations or cash flows.
In December 2011 and January 2013, the FASB issued amended guidance on disclosures pertaining to certain assets and liabilities that are either offset in an entity’s financial statements or those that are subject to a master netting agreement or similar arrangement. The scope of these disclosures is limited to derivatives, repurchase agreements and securities lending transactions. We adopted this guidance effective January 1, 2013, and, as it only impacts disclosures, it did not affect our financial position, result of operations or cash flows.

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
Preferred Interest in Hi-Crush Augusta LLC
We account for the preferred interest in Augusta obtained on January 31, 2013 as a cost method investment. The preferred interest is not allocated any of the periodic earnings or losses of Augusta, but will in the future convert to a 20% equity interest in that entity. In accordance with the cost method, distributions earned under the preferred interest are recognized as income on the date the cash is received by us. The preferred interest is reviewed for impairment if an event or change in circumstances occurs which may have a significant adverse effect on the fair value of the investment. No such events or changes in circumstances arose during the year ended December 31, 2013.
Impairment of Long-lived Assets
Recoverability of investments in property, plant and equipment, and mineral rights is evaluated annually. Estimated future undiscounted net cash flows are calculated using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. Reductions in the carrying value of our investment are only recorded if the undiscounted cash flows are less than our book basis in the applicable assets.
Impairment losses are recognized based on the extent that the remaining investment exceeds the fair value, which is determined based upon the estimated future discounted net cash flows to be generated by the property, plant and equipment and mineral rights.
Management’s estimates of prices, recoverable proven and probable reserves and operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investments in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term, which could adversely affect management’s estimate of the net cash flows expected to be generated from its operating property. No impairment charges were recorded during 2013, 2012 or 2011.
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
A substantial majority of our frac sand is sold under long-term supply agreements, the current terms of which expire between 2014 and 2019. The long-term agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase at the end of the defined cure period, which can range from three months to the end of a contract year.
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
Inventories
Sand inventory is stated at the lower of cost or market using the average cost method.
Inventory manufactured at our production facilities includes direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Tonnages are verified periodically by an independent surveyor. Costs are calculated on a per ton basis and are applied to the stockpiles based on the number of tons in the stockpile.
Inventory transported for sale at our terminal facility includes the cost of purchased or manufactured sand, plus transportation related charges.
Spare parts inventory includes critical spares, materials and supplies. We account for spare parts on a first-in, first-out basis, and value the inventory at the lower of cost or market.
Depletion
We amortize the cost to acquire land and mineral rights using a units of production method, based on the total estimated reserves and tonnage extracted each period.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Partnership performs an assessment of the recoverability of goodwill during the third quarter of each fiscal year, or more often if events or circumstances indicate the impairment of an asset may exist. Our assessment of goodwill is based on qualitative factors to determine whether the fair value of the reporting unit is more likely than not less than the carrying value. An additional quantitative impairment analysis is completed if the qualitative analysis indicates that the fair value is not substantially in excess of the carrying value. The quantitative analysis determines the fair value of the reporting unit based on the discounted cash flow method and relative market-based approaches. There was no impairment charge related to goodwill during the year ended December 31, 2013.
We amortize the cost of other intangible assets on a straight line basis over their estimated useful lives, ranging from 1 to 18 years. An impairment assessment is performed if events or circumstances occur and may result in the change of the useful lives of the intangible assets. During the year ended December 31, 2013, we did not record any impairment charges or changes in the useful life of its intangible assets.
Net Income per Limited Partner Unit
We have identified the sponsor’s incentive distribution rights as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any sponsor incentive distributions, by the weighted-average number of outstanding common and subordinated units. Basic and diluted net income per unit are the same as there are no potentially dilutive common or subordinated units outstanding.
As the 3,750,000 Class B Units do not have voting rights or rights to share in our periodic earnings, either through participation in its distributions or through an allocation of its undistributed earnings or losses, they are not deemed to be participating securities in their current form. In addition, the conversion of the Class B Units into common units is fully contingent upon the satisfaction of defined criteria pertaining to the cumulative payment of distributions and earnings per unit of the Partnership. Therefore, it is possible that the Class B Units may never be converted into common units. As such, until all of the defined payment and earnings criteria are satisfied, the Class B Units will not be included in our calculation of either basic or diluted earnings per unit.
Income Taxes
We and our sponsor are pass-through entities and are not considered taxing entities for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying condensed consolidated financial statements. Our net income or loss is allocated to our partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At December 31, 2013 and 2012, we did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.

Related Party Transactions
Effective August 16, 2012, in connection with our IPO and our sponsor’s contribution of the Wyeville facility and operations, we entered into the Services Agreement with Hi-Crush Services, pursuant to which Hi-Crush Services provides certain management and administrative services to our general partner in connection with operating our business. Under this agreement, we reimburse Hi-Crush Services, on a monthly basis, for the allocable expenses that it incurs in its performance of the specified services. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expenses for individuals and entities that perform services for us or on our behalf. In addition, effective August 16, 2012, we entered into an agreement with our sponsor, pursuant to which the sponsor provides maintenance and capital spares to us in connection with the ongoing maintenance of our Wyeville facility. Our sponsor bills us for the approximate cost of such items. During the year ended December 31, 2013 and the period from August 16 through December 31, 2012, we incurred $3,698 and $1,028, respectively, of management service expenses from Hi-Crush Services under the Services Agreement.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other. During the period from August 16 through December 31, 2012, we made payments of $9,866 to various suppliers, vendors or other counterparties on behalf of our sponsor. This balance was offset by $1,028 of management fees charged by our sponsor and $3,223 of net payments made by our sponsor on our behalf. The balance of $5,615 was maintained as a current asset under the caption “Due from sponsor”, and was repaid by our sponsor in February 2013. During the year ended December 31, 2013, we maintained a current liability under the caption “Due to sponsor” of $2,571, which represented outstanding management fees, sand purchases and other net payments payable to our sponsor.
On May 25, 2011, our sponsor entered into a management services agreement with Red Oak Capital Management LLC (the “Service Provider”) which is owned by two members who are also equity members in our sponsor. The agreement provides for certain management and administrative support services to be provided to our sponsor for a term of one year and that thereafter remains in place upon the same terms and conditions. Either party may terminate the agreement by delivering written notice within 90 days prior to the date of expiration of the initial term or any time after the expiration of the initial term, by delivering written notice 90 days prior to the desired date of termination. Our sponsor reimburses the Service Provider 95% of the Service Provider’s actual costs limited to $850 per year. These fees are included in general and administrative expenses. Total management fees under this agreement were $318 and $370 for the period from January 1 to August 15, 2012 and the year ended December 31, 2011, respectively. The management fee was $140 for the period from August 16 to December 31, 2012. Management fees incurred during the year ended December 31, 2013 are included as a portion of the management services expense from Hi-Crush Services.
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
During the year ended December 31, 2013, we purchased $4,402 of sand from Hi-Crush Augusta LLC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (Dollars in thousands)
Quantitative and Qualitative Disclosure of Market Risks
Market risk is the risk of loss arising from adverse changes in market rates and prices. Historically, our sponsor’s risks have been predominantly related to potential changes in the fair value of its long-term debt due to fluctuations in applicable market interest rates. Going forward, our market risk exposure generally will be limited to those risks that arise in the normal course of business as we do not engage in speculative, non-operating transactions, or utilize financial instruments or derivative instruments for trading purposes.
The market for frac sand is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the pressure pumping industry. However, because we generate a substantial amount of our revenues under long-term contracts that require our customers to pay a specified price for a specified volume of frac sand each month, we believe we have only limited exposure to short-term fluctuations in the prices of crude oil and natural gas. We do not intend to hedge our indirect exposure to commodity risk.
Interest Rate Risk
As of December 31, 2013, we had $138,250 of debt outstanding under our credit facility, with an effective interest rate of 3.17%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $440 per year.
Credit Risk – Customer Concentration
A substantial amount of our revenue is generated from four customers. One of these customers is not investment grade. Our customers are generally pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows, and our ability to make cash distributions to our unitholders, may be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our general partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our general partner's Co-Chief Executive Officers and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our general partner's Co-Chief Executive Officers and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2013, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Changes in Internal Controls Over Financial Reporting
During the quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management of Hi-Crush Partners LP
We are managed and operated by the board of directors and executive officers of our general partner. As of February 28, 2014, all of our outstanding subordinated units, Class B Units and incentive distribution rights were owned by our sponsor. As a result of owning our general partner, our sponsor has the right to appoint all members of the board of directors of our general partner, including the independent directors. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operation. Our general partner owes certain duties to our unitholders as well as a fiduciary duty to its owners.
Our general partner has ten directors, three of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly-traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. As of December 31, 2013, the following directors served on the audit committee:

Name	Independence Status
John F. Affleck-Graves	Independent
Joseph C. Winkler III	Independent
John Kevin Poorman	Independent
All of the executive officers of our general partner allocate their time between managing our business and affairs and the business and affairs of our sponsor. While the amount of time that our executive officers devote to our business and the business of our sponsor varies in any given year based on a variety of factors, we currently estimate that each of our executive officers spend approximately 50% of their time on the management of our business. Our executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.
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

Name	Age	Position With Our General Partner
Robert E. Rasmus	56	Co-Chief Executive Officer and Director
James M. Whipkey	56	Co-Chief Executive Officer and Director
Jefferies V. Alston, III	36	Chief Operating Officer and Director
Laura C. Fulton	50	Chief Financial Officer
Mark C. Skolos	54	General Counsel and Secretary
William H. Fehr	58	Executive Vice President
Chad M. McEver	41	Vice President
John F. Affleck-Graves	63	Director
Gregory F. Evans	33	Director
John R. Huff	67	Director
John Kevin Poorman	62	Director
Trevor M. Turbidy	46	Director
Steven A. Webster	62	Director
Joseph C. Winkler III	62	Director
Robert E. Rasmus—Co-Chief Executive Officer. Mr. Rasmus is a co-founder of Hi-Crush Proppants LLC and has served as its Co-Chief Executive Officer since its formation in October 2010. Mr. Rasmus was named Co-Chief Executive Officer and appointed to the board of directors of our general partner in May 2012. Mr. Rasmus was a founding member of Red Oak Capital Management LLC (“ROCM”) in June 2002 and has served as Managing Director since inception. ROCM’s business model centered on partnering with the largest oil services companies in unconventional basins in the United States. Prior to the founding of ROCM, Mr. Rasmus was the President of Thunderbolt Capital Corp., a venture firm focused on start-up and early stage private equity investments. Previously, Mr. Rasmus started, built and expanded a variety of domestic and international capital markets and corporate finance businesses. Mr. Rasmus was the Senior Managing Director of Banc One Capital Markets, Inc. (formerly First Chicago Capital Markets, Inc.) where he was responsible for the high yield and private placement businesses while functioning as a member of the management committee. Prior thereto, Mr. Rasmus was the Managing Director and Head of Investment Banking in London for First Chicago Ltd. Mr. Rasmus holds a BA in Government and International Relations from the University of Notre Dame. We believe that Mr. Rasmus’ industry experience and deep knowledge of our business makes him well-suited to serve on the board of directors of our general partner.
James M. Whipkey—Co-Chief Executive Officer. Mr. Whipkey has a 34 year background in the oil and natural gas industry with broad experience in both technical and financial areas. Mr. Whipkey is a co-founder of Hi-Crush Proppants LLC and has served as its Co-Chief Executive Officer since its formation in October 2010. Mr. Whipkey was named Co-Chief Executive Officer and appointed to the board of directors of our general partner in May 2012. Mr. Whipkey was a founding member of ROCM in June 2002 and has served as Managing Director since inception. Prior to the founding of ROCM, Mr. Whipkey was an equity analyst covering the exploration and production sector, most recently as a Managing Director at ABN Amro Bank N.V. From 1997 to 2000, Mr. Whipkey was the Chief Financial Officer and Treasurer for NYSE-listed Benton Oil and Gas Company. Prior thereto, Mr. Whipkey worked in a number of investment banking positions managing a wide range of relationships and responsibilities in the energy sector. His various roles included energy derivatives trading at Phibro Energy Inc., investment banking at Kidder, Peabody & Co., and stock analysis at Lehman Brothers Holdings Inc., where he won “All-Star” recognition from the Wall Street Journal in both the E&P and oil service sectors. Mr. Whipkey began his career as a petroleum engineer with Amoco Corporation where he spent five years in operations, drilling and reservoir simulation roles. Mr. Whipkey holds a BS in Petroleum and Natural Gas Engineering from The Pennsylvania State University and an MBA in Finance from the University of Chicago. We believe that Mr. Whipkey’s experience in senior financial management and knowledge of our business serve him well as a member of the board of directors of our general partner.
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
Laura C. Fulton—Chief Financial Officer. Ms. Fulton has served as Chief Financial Officer of Hi-Crush Proppants LLC since April 2012. In May 2012, Ms. Fulton was appointed to Chief Financial Officer of our general partner. On February 26, 2013, Ms. Fulton was elected director of Targa Resources Corp. and serves on the audit committee. From March 2008 to October 2011, Ms. Fulton served as the Executive Vice President, Accounting and then Executive Vice President, Chief Financial Officer of AEI Services, LLC (“AEI”), an owner and operator of essential energy infrastructure assets in emerging markets. Prior to AEI, Ms. Fulton spent 12 years with Lyondell Chemical Company in various capacities, including as general auditor responsible for internal audit and the Sarbanes-Oxley certification process, and as the assistant controller. Previously, Ms. Fulton worked for Deloitte & Touche in its audit and assurance practice for 11 years. Ms. Fulton is a CPA and graduated cum laude from Texas A&M University with a BBA in Accounting. Ms. Fulton is a member of the American Institute of Certified Public Accountants and serves on the Accounting Department Advisory Board at Texas A&M University.
Mark C. Skolos—General Counsel and Secretary. Mr. Skolos was appointed General Counsel of Hi-Crush Proppants LLC in April 2012 and named General Counsel and Secretary of our general partner in May 2012. Prior to joining Hi-Crush Proppants LLC, Mr. Skolos was a shareholder at the law firm of Weld, Riley, Prenn and Ricci S.C. (“Weld Riley”) from September 2011 to April 2012. Mr. Skolos worked as an attorney for Skolos, Millis and Matousek, S.C., or its predecessor firms (“Skolos Millis”), for 26 years prior to its merger with Weld Riley in April 2012. Mr. Skolos was made a shareholder at Skolos Millis in 1990. In his private practice, Mr. Skolos represented developers, businesses and local units of government on issues of government regulation, land use and real estate. Mr. Skolos has extensive experience representing companies in the non-metallic mining and processing industry on a wide spectrum of issues, including permitting, land acquisition and government relations. He graduated from the University of Wisconsin Law School in 1985 with a JD. Mr. Skolos has served as President of the Tri-County Bar Association of Wisconsin and acted as both Circuit Court and Family Court Commissioner in the State of Wisconsin.
William H. Fehr—Executive Vice President. Mr. Fehr was named an Executive Vice President of Hi-Crush Partners LP on June 11, 2013. Mr. Fehr co-founded D&I, acquired by Hi-Crush Partners in June 2013, and currently oversees our sales and marketing, supplier and rail relationship management, car logistics and finance functions. Prior to D&I, Mr. Fehr founded and operated several companies in the natural resource and logistics industries. In 2005, Mr. Fehr founded Chestnut Oil, a shallow oil and gas drilling and production company. In 1997, Mr. Fehr founded and assumed the role of President & CEO of the companies Agile Stone Systems and Rock&Rail, Inc. Agile Stone Systems was a greenfield operation located in Parkdale, CO which acquired and permitted acreage with sand, gravel and granite mines. Rock&Rail, Inc. was used for the purposes of purchasing the rail through the Royal Gorge of Colorado and to then acquire track rights from the BNSF. Rock&Rail was later expanded and developed a unit train aggregate transloading facility in Colorado Springs. Agile Stone and Rock&Rail were sold in 2001 to Colorado Materials, Inc. In 1986 Mr. Fehr became Chairman and CEO of Berks Products Corporation (“BPC”), a family-owned business. BPC was an integrated material supply, mining, road building and petroleum marketing company. Mr. Fehr is a graduate of the University of Arizona with a BS in International Agriculture Economics and holds an MBA from the Thunderbird School of Global Management.
Chad M. McEver—Vice President. Mr. McEver has served as Vice President of Hi-Crush Proppants LLC since its inception in October 2010. Mr. McEver was named Vice President of our general partner in May 2012. Mr. McEver joined ROCM as an Associate in 2004 and has served as Vice President since 2010. In executing the business model of ROCM, Mr. McEver has been responsible for analysis, execution and origination of projects with exploration and production and oilfield services companies and ROCM’s co-investors. From 2001 to 2004, Mr. McEver was a Director at EnerCom, Inc., an investor relations consulting firm exclusively serving the energy industry. From 1999 to 2001, Mr. McEver was an analyst in the investment banking energy group at Raymond James & Associates. Mr. McEver holds a BBA from Stephen F. Austin State University and an MBA in Finance from the University of Denver.
John F. Affleck-Graves—Director. Mr. Affleck-Graves joined the board of directors of our general partner in November 2012 and serves as a member of the Audit Committee and Conflicts Committee. He has served in roles of increasing responsibility and seniority at The University of Notre Dame from 1986 to present, including as an Executive Vice President from 2004 to present. As Executive Vice President, he serves as one of three executive officers of the University. Additionally, Mr. Affleck-Graves is a prior Board member of St. Joseph’s Capital Bank, Student Loan Corporation and Express-1 Inc. Throughout his career, Mr. Affleck-Graves has received many distinctions and honors including MBA Outstanding Teacher Award, University of Notre Dame. He received his BSc Mathematical Statistics and Computer Science in 1971 from the University of Capetown. Mr. Affleck-Graves also holds a PhD in Mathematical Statistics and a BCom in Accounting and Financial Management from the University of Capetown. Mr Affleck-Graves previously served as a director of Express-1 Expedited Solutions, Inc. from October 2006 to October 2011 and served on its audit committee. We believe that Mr. Affleck-Graves’ expertise and the unique perspective gained from his service at the University of Notre Dame enable him to effectively serve as a director.

Gregory F. Evans—Director. Mr. Evans has served as a director of Hi-Crush Proppants LLC since January 2014 and was appointed to the board of directors of our general partner in February 2014. Mr. Evans currently serves as a Principal of Avista Capital Partners, where he has worked since 2005. From 2003 to 2005, Mr. Evans was an Analyst at DLJ Merchant Banking Partners. Prior to joining DLJ Merchant Banking Partners, he was an Analyst in Credit Suisse First Boston’s Investment Banking Department. Mr. Evans holds an BBA in Finance from the University of Texas at Austin. We believe that Mr. Evans brings financial and analytical expertise in the energy sector, including experience as a director of numerous energy-related companies, to the board of directors of our general partner.
John R. Huff—Director. Mr. Huff has served as a director of Hi-Crush Proppants LLC since May 2011 and was appointed to the board of directors of our general partner in May 2012. Mr. Huff has served as Chairman of the board of directors of Oceaneering International, Inc. (“Oceaneering”) since 1990 and served as its Chief Executive Officer from 1986 to 2006. Prior to joining Oceaneering, Mr. Huff served as Chairman, President and Chief Executive Officer of Western Oceanic, Inc. from 1972 to 1986. In addition to his service as chairman of the board of directors of Oceaneering, Mr. Huff has served as a member of the board of directors of KBR, Inc. since April 2007 and of Suncor Energy, Inc. since 1998. Mr. Huff also served as a member of the board of directors of Rowan Companies, Inc. from April 2006 to May 2009 and of BJ Services Company from 1992 to April 2010. Mr. Huff received a Bachelor’s degree in Civil Engineering from Georgia Tech and attended the Harvard Business School’s Program for Management Development. Mr. Huff is a Registered Professional Engineer in the State of Texas and a member of the National Academy of Engineering, Washington D.C. We believe that Mr. Huff’s substantial knowledge of energy-related businesses, as well as his considerable experience as a director of public companies, has prepared him well to serve on the board of directors of our general partner.
John Kevin Poorman—Director. Mr. Poorman joined the board of directors of our general partner in August 2013 and serves as a member of the Audit Committee and Conflicts Committee. Since June 2013, Mr. Poorman has been Chief Executive Officer of PSP Capital Partners, LLC and Pritzker Realty Group, LLC, investment managers for affiliated entities in real estate and other non-real estate business. Pritzker Realty Group, LLC is also an operator of real estate. Mr. Poorman is responsible for implementing and overseeing each company's strategic direction. He is also Executive Chairman of Vi Senior Living (formerly Classic Residence by Hyatt). Mr. Poorman previously served as an officer and director of several businesses owned by interests of the extended Pritzker family. Mr. Poorman is the Chairman of the Board of Trustees of the Loyola University of New Orleans and serves as a director of The New Orleans Jazz Orchestra, Inc. Prior to joining Hyatt Hotels Corporation in 1988, Mr. Poorman was a partner in the Dallas-based law firm of Johnson & Swanson. We believe that Mr. Poorman’s business leadership skills make him well-suited to serve on the board of directors of our general partner.
Trevor M. Turbidy—Director. Mr. Turbidy has served as a director of Hi-Crush Proppants LLC since May 2011 and was appointed to the board of directors of our general partner in May 2012. Mr. Turbidy has served as an energy industry advisor for Avista Capital Partners since 2007. Prior to joining Avista Capital Partners, Mr. Turbidy served as Chief Executive Officer of Trico Marine Services (“Trico”), an international provider of marine support vessel services to the offshore oil and gas industry from 2005 to 2007. Prior to that, Mr. Turbidy was Chief Financial Officer of Trico from 2003 to 2005, functioned as the Chief Restructuring Officer during the company’s restructuring and subsequently was promoted to Chief Executive Officer after its successful completion. Prior to his service at Trico, Mr. Turbidy spent more than a decade with Donaldson, Lufkin & Jenrete Inc. (“DLJ”) and Credit Suisse First Boston in their investment banking divisions. During his tenure with DLJ and Credit Suisse First Boston, Mr. Turbidy focused on the energy sector, principally offshore and land drilling contractors, seismic service providers, oilfield equipment manufacturers, offshore support vessel providers and exploration and production companies, as well as regional opportunities in the Southwest. Mr. Turbidy previously served as a director of Grey Wolf, Inc., Precision Drilling Corporation and Trico Marine Services Inc., as well as a number of private companies in the energy industry. Mr. Turbidy holds an AB in Economics from Duke University. We believe that Mr. Turbidy’s substantial management-level experience with public and private companies, together with his considerable knowledge of the energy industry as a whole, are of great value to the board of directors of our general partner.
Steven A. Webster—Director. Mr. Webster has served as a director of Hi-Crush Proppants LLC since May 2011 and was appointed to the board of directors of our general partner in May 2012. Mr. Webster has served as Co-Managing Partner of Avista Capital Partners since he co-founded the firm in July 2005. From January 2000 until June 2005, Mr. Webster served as the Chairman of Global Energy Partners, which was a specialty group within Credit Suisse's asset management business that made private equity investments in energy companies. From December 1997 to May 1999, Mr. Webster was the Chief Executive Officer and President of R&B Falcon Corporation, an offshore drilling contractor, and prior to that, was Chairman and Chief Executive Officer of Falcon Drilling Company, which he founded in 1988. Mr. Webster currently serves as a director of Carrizo Oil & Gas, Inc., Era Group, Inc., Geokinetics, Inc., Basic Energy Services, Inc. and Hercules Offshore, Inc. Mr. Webster also serves as a trust manager of Camden Property Trust and as a director of several private companies. Mr. Webster previously served as a director of Pinnacle Gas Resources, Inc. from 2003 to June 2009, Encore Bancshares from 2000 to May 2009, Solitario Exploration & Royalty Corp. (formerly Solitario Resources Corp.) from 2006 to March 2009, Brigham Exploration Company from 2000 to April 2007, Goodrich Petroleum Corporation from 2004 to March 2007, Seabulk International, Inc. from 2002 to March 2006, Grey Wolf, Inc. from

1996 to December 2008, Crown Resources Corporation from 1988 to August 2006 and SEACOR Holdings, Inc. from September 2005 to January 2013. Mr. Webster holds a BSIM from Purdue University, an MBA from Harvard Business School and an honorary doctorate in management from Purdue University. We believe Mr. Webster’s experience in, and knowledge of, the energy industry, business leadership skills and experience as a director of numerous other public companies make him well-qualified to serve on the board of directors of our general partner.
Joseph C. Winkler III—Director. Mr. Winkler joined the board of directors of our general partner in connection with our IPO and serves as the Chairman of the Audit Committee and Conflicts Committee. Mr. Winkler served as Chairman and Chief Executive Officer of Complete Production Services, Inc. (“Complete”), a provider of specialized oil and gas services and equipment in North America, from March 2007 until February 2012, at which time Complete was acquired by Superior Energy Services, Inc. From June 2005 to March 2007, Mr. Winkler served as Complete’s President and Chief Executive Officer. Prior to that, from March 2005 until June 2005, Mr. Winkler served as the Executive Vice President and Chief Operating Officer of National Oilwell Varco, Inc., an oilfield capital equipment and services company, and from May 2003 until March 2005 as the President and Chief Operating Officer of the company’s predecessor, Varco International, Inc. (“Varco”). From April 1996 until May 2003, Mr. Winkler served in various other capacities with Varco and its predecessor, including Executive Vice President and Chief Financial Officer. From 1993 to April 1996, Mr. Winkler served as the Chief Financial Officer of D.O.S., Ltd., a privately held provider of solids control equipment and services and coil tubing equipment to the oil and gas industry, which was acquired by Varco in April 1996. Prior to joining D.O.S., Ltd., Mr. Winkler served as Chief Financial Officer of Baker Hughes INTEQ, and served in a similar role for various companies owned by Baker Hughes Incorporated including Eastman/Telco and Milpark Drilling Fluids. Mr. Winkler is a member of the board of directors of Dresser-Rand Group, Inc., a NYSE-listed provider of rating equipment solutions, and serves on the Compensation and Nominating and Governance Committees. Mr. Winkler is also a member of the board of directors of Commercial Metals Company, a vertically integrated Fortune 500 steel company, and serves on its Finance Committee. Mr. Winkler is a Gulf Coast District Director of the Petroleum Equipment Suppliers Association (PESA), an oilfield service and supply industry trade association. Mr. Winkler received a BS degree in Accounting from Louisiana State University. We believe that Mr. Winkler’s many years of operational, financial, international and capital markets experience, a significant portion of which was with publicly traded companies in the oil and gas services, manufacturing and exploration and production industries, make him particularly well-suited to serve on the board of directors of our general partner.
Director Independence
As of December 31, 2013, three of our directors were independent.
Committees of the Board of Directors
The board of directors of our general partner maintains an audit committee and a conflicts committee. As permitted by NYSE rules, we do not currently have a compensation committee, but rather the board of directors of our general partner approves equity grants to directors and employees.
Audit Committee
We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary. Messrs. Winkler III, Affleck-Graves and Poorman are the members of the audit committee, with Mr. Winkler III currently serving as chairman.
The board of directors of our general partner has determined that Mr. Winkler III qualifies as an “audit committee financial expert,” as such term is defined under SEC rules.
Conflicts Committee
Three independent members of the board of directors of our general partner serve on the conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is in our best interest. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including our sponsor, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee are conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. Messrs. Winkler III, Affleck-Graves and Poorman are the members of the conflicts committee, with Mr. Winkler III currently serving as chairman.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, certain officers and directors of our general partner, and persons beneficially owning more than 10% of our units, are required to file with the SEC reports of their initial ownership and changes in ownership of our units. These officers and directors, and persons beneficially owning more than 10% of our units are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from reporting persons that no other reports were required for those persons, we believe that during 2013, all officers and directors, and persons beneficially owning more than 10% of our units who were required to file reports under Section 16(a) complied with such requirements on a timely basis.
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
The certifications of our general partner’s Co-Chief Executive Officers and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to this Annual Report on Form 10-K.
Communication with the Board of Directors
A holder of our units or other interested party who wishes to communicate with the directors of our general partner may do so by contacting our corporate secretary at the address or phone number appearing on the front page of this Annual Report on Form 10-K. Communications will be relayed to the intended recipient of the board of directors of our general partner except in instances where it is deemed unnecessary or inappropriate to do so pursuant to our communications policy, which is filed available on our website at www.hicrushpartners.com in the “Corporate Governance” section. Any communications withheld under those guidelines will nonetheless be recorded and available for any director who wishes to review them.
Executive Sessions of Non-Management Directors
The board of directors of our general partner holds regular executive sessions in which the independent directors meet without any non-independent directors or members of management. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. The director who presides at these meetings, the Lead Director, is chosen by the board of directors to serve until the first meeting of the Board to occur after the first anniversary of the date that the Lead Director is chosen. The current Lead Director is Mr. Winkler III.

ITEM 11. EXECUTIVE COMPENSATION
(All amounts presented in dollars)
We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act.
Summary Compensation Table
The table below sets forth the annual compensation earned during the fiscal years ended December 31, 2013 and 2012 by our principal executive officers and our next two most highly-compensated executive officers (our “Named Executive Officers” or “NEOs”).

Name and Principal Position	Year	Salary ($)	Bonuses ($)(4)	All Other Compensation ($) (6)	Total ($)
Robert E. Rasmus, Co-Chief Executive Officer	2013	1 (1)	—	16,648 (5)	16,649
	2012	46,644 (1)	—	22,540 (5)	69,184
James M. Whipkey, Co-Chief Executive Officer	2013	1 (1)	—	14,260 (5)	14,261
	2012	46,644 (1)	—	19,294 (5)	65,938
Laura C. Fulton, Chief Financial Officer	2013	151,250 (2)	137,500	11,023	299,773
	2012	142,397 (2)	—	4,472	146,869
Mark C. Skolos, General Counsel	2013	108,654 (3)	—	7,176	115,830
	2012	106,192 (3)	50,000	4,256	160,448
(1) Represents the actual amount of salary paid to Mr. Rasmus and Mr. Whipkey during 2012 based upon the annualized base salary of $75,000 defined under such NEO’s employment agreement with us. Upon the closing of the IPO, Messrs. Rasmus and Whipkey’s base salary under their respective employment agreements became $1.

(2) Represents the actual amount of salary paid to Ms. Fulton until August 16, 2012, the date of the closing of our IPO, based upon the annualized base salary of $275,000 defined under Ms. Fulton’s employment agreement with us, which became effective on April 30, 2012. Since August 16, 2012, represents the portion of the base salary paid by our sponsor to Ms. Fulton that was reimbursable by us under the Services Agreement.

(3) Represents the actual amount of salary paid to Mr. Skolos until August 16, 2012, the date of the closing of our IPO based upon the annualized base salary of $190,000 defined under Mr. Skolos’ employment agreement with us, which became effective on April 16, 2012. Since August 16, 2012, represents the portion of the base salary paid by our sponsor to Mr. Skolos that was reimbursable by us under the Services Agreement.

(4) The amounts reported in this column represent (i) discretionary bonuses earned by the NEO during the applicable fiscal year, including the portion of any cash bonuses paid by our sponsor to the NEO that was reimbursable by us under the Services Agreement and (ii) any bonuses provided for in the NEO's employment agreement.

(5) Pursuant to a management services agreement entered into between Red Oak Capital Management LLC and our sponsor, our sponsor reimburses Red Oak Capital Management LLC for the health and welfare benefits and coverage paid for Messrs. Rasmus and Whipkey.

(6) Amounts in this column reflect the amount paid by our sponsor from January 1, 2012 until August 16, 2012, and the amount paid by our sponsor since August 16, 2012 that was reimbursable by us under the Services Agreement since August 16, 2012, for matching 401(k) contributions and premiums paid for health and welfare benefits and coverage.

Narrative Disclosure to the Summary Compensation Table
Employment Agreements
Each of our NEOs has entered into an employment agreement with our sponsor (collectively, the “Employment Agreements”). The initial term of each Employment Agreement is one year from the effective date of such agreement, with automatic extensions for additional one-year periods unless either party provides at least sixty days' advance written notice of the intent to terminate the Employment Agreement.
Under the Employment Agreements, each NEO is entitled to an annualized base salary and is eligible for discretionary bonuses awarded by our sponsor from time to time, each of which is described in greater detail below.
The Employment Agreements also contain severance provisions, which are discussed in detail below under “Additional Narrative Disclosure—Potential Payments Upon Termination or a Change in Control.”
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
On July 13, 2012, our sponsor entered into a side letter agreement with Mr. Rasmus and Mr. Whipkey (collectively, the “Side Letter Agreements”). The Side Letter Agreements modify Mr. Rasmus’ and Mr. Whipkey’s base salary and severance provisions as described in further detail below provided that certain conditions are met.
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
Our sponsor is considering the type, amount, and terms of incentive compensation to be awarded to Mr. Rasmus and Mr. Whipkey as consideration for services to be provided to us following our IPO. Our sponsor anticipates reaching a conclusion and entering into a written agreement with Mr. Rasmus and Mr. Whipkey regarding incentive compensation.
Incentive Profits Interests
Pursuant to their employment agreements, each of Ms. Fulton and Mr. Skolos have been granted a 0.75% profits interest and 0.25% profits interest, respectively, in our sponsor entitling them to receive 0.75% and 0.25%, respectively, of any net distributions by the sponsor after the capital members of the sponsor have received aggregated distributions from the sponsor above a threshold amount. This profits interest is subject to vesting at the rate of 25% per full year of employment for three full years. No profits interest was paid to Ms. Fulton or Mr. Skolos for 2013.
Other Compensation Elements
Each NEO is entitled to 20 days of paid time off each calendar year during the term of the Employment Agreement.
Outstanding Equity Awards at 2013 Fiscal Year-End
We have not previously granted any equity awards to our NEOs. As a result, none of our NEOs had outstanding equity awards as of December 31, 2013.
Additional Narrative Disclosure
Retirement Benefits
As of December 31, 2012, our sponsor had not maintained a defined benefit pension plan, defined contribution plan or nonqualified deferred compensation plan. As a result, there were no retirement benefits provided to our NEOs through December 31, 2012.
On January 1, 2013, our general partner began sponsorship of a tax-qualified Section 401(k) retirement savings plan. Our NEOs are eligible to participate in our tax-qualified Section 401(k) retirement savings plan on the same basis as other employees who satisfy the plan’s eligibility requirements, including requirements relating to age and length of service. Under this plan, participants may elect to make pre-tax contributions not to exceed the applicable statutory income tax limitation, which was $17,500 for 2013. In addition, we may make discretionary contributions to the plan in any year, up to certain limits.
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
Under the Employment Agreements, “Cause” means an NEO’s: (i) conviction of, or entry of a guilty plea or plea of no contest with respect to, a felony or any other crime directly or indirectly involving the NEO’s lack of honesty or moral turpitude, (ii) drug or alcohol abuse for which the NEO fails to undertake and maintain treatment within five calendar days after requested by the Company, (iii) acts of fraud, embezzlement, theft, dishonesty or gross misconduct, (iv) material misappropriation (or attempted misappropriation) of any of our funds or property, or (v) a breach of the NEO’s obligations described under the Employment Agreement, as determined by a majority of our board of directors. Under the Employment Agreements, “Good Reason” means, without the NEO’s consent: (i) a material breach by us of our obligations under the Employment Agreement, (ii) any material diminution of the duties of the NEO, (iii) a reduction in the NEO’s base salary, other than pursuant to a proportionate reduction applicable to all senior executives or employees generally and the members of our board of directors, to the extent such board members receive board fees, or (iv) the relocation of the geographic location of the NEO’s principal place of employment by more than 50 miles.
No NEO has any right to receive a “gross up” for any excise tax imposed by Section 4999 of the Code, or any federal, state or local income tax.
Director Compensation
The executive officers of our general partner who also serve as directors of our general partner do not receive additional compensation for their services as a director of our general partner. The table below sets forth the annual compensation earned during 2013 by the non-executive directors of our general partner.

Director	Fees Earned or Paid in Cash ($)	Unit Awards ($)	Total ($)
John F. Affleck-Graves	70,000	50,000	120,000
Robert L. Cabes, Jr. (1)	—	—	—
Gregory F. Evans (2)	—	—	—
John R. Huff	—	—	—
John Kevin Poorman (3)	26,535	—	26,535
Trevor M. Turbidy	—	—	—
Steven A. Webster	—	—	—
Joseph C. Winkler III	100,000	50,000	150,000
(1) Mr. Cabes resigned as a director of our general partner on February 14, 2014.
(2) Mr. Evans was appointed as a director of our general partner on February 17, 2014.
(3) Mr. Poorman was appointed as a director of our general partner on August 16, 2013.
Following the IPO on August 16, 2012, each independent director of our general partner receives an annual retainer of $50,000. Each January, our independent directors also receive an annual grant of the number of common units having a grant date fair value of approximately $50,000 as of such date. Such units are not subject to a vesting period. Further, each independent director serving as a chairman or a member of a committee of the board of directors of our general partner will receive an annual retainer of $25,000 or $10,000, respectively.
The Partnership granted $100,000 of equity awards to its directors during 2013 and $150,000 in January 2014.
Compensation Committee Interlocks and Insider Participation
None of the directors or executive officers of our general partner served as members of the compensation committee or board of directors of another entity that has or had an executive officer who served as a member of the board of directors of our general partner during 2013. Our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. In addition, as previously noted, we do not directly employ or compensate the executive officers of our general partner. Rather, under the Services Agreement, we reimburse Hi-Crush Services and its affiliates for, among other things, the allocable expenses incurred in compensating our general partner’s executive officers. Messrs. Rasmus, Whipkey and Alston, who are members of the board of directors of our general partner, are also executive officers of our general partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth the beneficial ownership of our common units, subordinated units and Class B Units issued and outstanding as of February 28, 2014 for:

•	our general partner;

•	beneficial owners of 5% or more of our common and subordinated units;

•	each director and named executive officer of our general partner; and

•	all of our general partner's directors and named executive officers as a group.

	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned	Class B Units Beneficially Owned	Percentage of Class B Units Beneficially Owned
Hi-Crush Proppants LLC (1)(2)	—	—%	13,640,351	100%	47.24%	3,750,000	100%
Hi-Crush GP LLC (2)	—	—	—	—	—	—	—
Robert E. Rasmus (2)(4)	600	*	—	—	*	—	—
James M. Whipkey (2)	100	*	—	—	*	—	—
Jefferies V. Alston, III (2)	—	—	—	—	—	—	—
Laura C. Fulton(2)	10,000	*	—	—	*	—	—
Mark C. Skolos (2)	—	—	—	—	—	—	—
Chad M. McEver (2)	—	—	—	—	—	—	—
William H. Fehr (2)(5)	1,121,795	7.36%	—	—	3.89%	—	—
John F. Affleck-Graves(2)	4,144	*	—	—	*	—	—
Gregory F. Evans (3)	—	—	—	—	—	—	—
John R. Huff (2)	100,000	*	—	—	*	—	—
John Kevin Poorman (2)	1,383	*	—	—	*	—	—
Trevor M. Turbidy (3)	—	—	—	—	—	—	—
Steven A. Webster (3)	—	—	—	—	—	—	—
Joseph C. Winkler III (2)	4,144	*	—	—	*	—	—
All named executive officers and directors as a group (12 persons)	120,371	*	—	—	*	—	—

*	Less than one percent

(1)
Avista Capital Partners II, LP, Avista Capital Partners (Offshore) II-A, LP and Avista Capital Partners (Offshore) II, LP indirectly own 58% of the membership interests of Hi-Crush Proppants LLC, through two investment vehicles, ACP HIP Splitter, LP and ACP HIP Splitter (Offshore), LP. Each of Avista Capital Partners II, LP, Avista Capital Partners (Offshore) II-A, LP and Avista Capital Partners (Offshore) II, LP is controlled by its general partner, Avista Capital Partners II GP, LLC (“Avista GP”). Voting and investment determinations are made by an investment committee of Avista GP, comprised of the following members: Thompson Dean, Steven Webster, David Burgstahler and David Durkin. As a result, and by virtue of the relationships described above, each of Thompson Dean, Steven Webster, David Burgstahler and David Durkin may be deemed to exercise voting and dispositive power with respect to securities held by ACP HIP Splitter, LP and ACP HIP Splitter (Offshore), LP. The address for Avista Capital Partners is 65 East 55th Street, 18th Floor, New York, NY 10022.

(2)
The address for each of Hi-Crush Proppants LLC, Hi-Crush GP LLC, Robert E. Rasmus, James M. Whipkey, Jefferies V. Alston, III, Laura C. Fulton, Mark C. Skolos, Chad M. McEver, William H. Fehr, John R. Huff, John F. Affleck-Graves, Joseph C. Winkler III and John Kevin Poorman is Three Riverway, Suite 1550, Houston, Texas 77056.

(3)	The address for each of Gregory F. Evans, Trevor M. Turbidy and Steven A. Webster is 1000 Louisiana St., Suite 3700, Houston, Texas 77002.

(4)	Includes 500 common units owned by the reporting person’s son. Mr. Rasmus disclaims beneficial ownership of the 500 common units held by his son.

(5)	I.N.A.P., Inc. owns 1,121,795 common units. Mr. Fehr is the sole shareholder of I.N.A.P., Inc.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2013 with respect to compensation plans under which our equity securities are authorized for issuance.

	(a) Number of Units to be Issued Upon Exercise of Outstanding Unit Options and Rights	(b) Weighted Average Exercise Price Of Outstanding Unit Options and Rights	(c) Number of Units Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by unitholders
N/A	—	—	—
Equity compensation plans not approved by unitholders:
Long-Term Incentive Plan	—	—	1,358,513
Total for equity compensation plans	—	—	1,358,513
The Partnership’s Long-Term Incentive Plan (“LTIP”) was adopted by our general partner in August 2012 in connection with our IPO. The LTIP contemplates the issuance or delivery of up to 1,364,035 common units to satisfy awards under the plan. As of December 31, 2013, 5,522 units had been granted to independent directors Mr. Winkler III and Mr. Affleck-Graves under the LTIP.
On January 8, 2014, we issued 4,149 common units to our independent directors, Mr. Winkler III, Mr. Affleck-Graves and Mr. Poorman, and 4,366 common units to certain employees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (Dollars in thousands)
As of February 28, 2014, our sponsor owned 13,640,351 subordinated units and 3,750,000 Class B Units, representing an aggregate 53.3% limited partner interest in us, owned the incentive distribution rights and owned and controlled our general partner. Our sponsor also appoints all of the directors of our general partner, which maintains a non-economic general partner interest in us.
The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.
Distributions and Payments to Affiliates of our General Partner
The following summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and any liquidation of Hi-Crush Partners LP.
Formation Stage
The aggregate consideration received by affiliates of our general partner for the contribution of their interests:

•	13,640,351 common units including 12,937,500 common units the selling unitholder sold to the public in our IPO;

•	13,640,351 subordinated units; and

•	our incentive distribution rights.
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

•
Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding common units and subordinated units for four quarters and that we pay such minimum quarterly distribution, affiliates of our general partner would receive an annual distribution of $28,277 on their units.

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
Agreements with Affiliates in Connection with our Initial Public Offering
In connection with our IPO on August 16, 2012, we entered into certain agreements with our sponsor, as described in more detail below.
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
Indemnification Obligations
Our sponsor’s indemnification obligations include certain liabilities relating to:

•
for a period of three years after the closing of the IPO, environmental liabilities, including (i) any violation or correction of violation of environmental laws associated with our assets, where a correction of violation would include assessment, investigation, monitoring, remediation, or other similar action and (ii) any event, omission or condition associated with the ownership of our assets (including the presence of hazardous materials), including (A) the cost and expense of any assessment, investigation, monitoring, remediation or other similar action and (B) the cost and expense of any environmental or toxic tort litigation, provided that the aggregate amount payable to us pursuant to this bullet point does not exceed $7,500;

•
until 60 days after the applicable statute of limitations, any of our federal, state and local income tax liabilities attributable to the ownership and operation of our assets and the assets of our subsidiaries prior to the closing of the initial public offering;

•
for a period of three years after the closing of the IPO, the failure to have all necessary consents and governmental permits where such failure renders us unable to use and operate our assets in substantially the same manner in which they were used and operated immediately prior to the closing of the initial public offering (subject to certain exceptions for the revocation or non-renewal of consents and governmental permits due to changes in laws, governmental regulations or certain other events outside of the control of our sponsor and our general partner);

•
for a period of three years after the closing of the IPO, our failure to have valid and indefeasible easement rights, rights-of-way, leasehold and/or fee ownership interest in the lands where our assets are located and such failure prevents us from using or operating our assets in substantially the same manner as operated immediately prior to the closing of the initial public offering; and

•	any losses, costs or damages incurred by us that are attributable to the ownership and operation of the assets our sponsor is contributing to us prior to the closing of our IPO.
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
Right of First Offer With Respect to Augusta and Other Assets

Our sponsor has granted us, for a period of 3 years following our IPO, a right of first offer on its sand reserves and any related assets that have been or will be constructed on its current acreage in Augusta and another location (the “ROFO assets”) to the extent that our sponsor proposes to transfer a ROFO asset to a third party other than in connection with a sale of all or substantially all of its assets.
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
Other Transactions with Related Persons
Effective August 16, 2012, in connection with our IPO and our sponsor’s contribution of the Wyeville facility and operations, we entered into the Services Agreement with Hi-Crush Services, pursuant to which Hi-Crush Services provides certain management and administrative services to our general partner in connection with operating our business. Under this agreement, we reimburse Hi-Crush Services, on a monthly basis, for the allocable expenses that it incurs in its performance of the specified services. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expenses for individuals and entities that perform services for us or on our behalf. In addition, effective August 16, 2012, we entered into an agreement with our sponsor, pursuant to which the sponsor provides maintenance and capital spares to us in connection with the ongoing maintenance of our Wyeville facility. Our sponsor bills us for the approximate cost of such items. During the year ended December 31, 2013 and the period from August 16 through December 31, 2012, we incurred $3,698 and $1,028, respectively, of management service expenses from Hi-Crush Services under the Services Agreement.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other. During the period from August 16 through December 31, 2012, we made payments of $9,866 to various suppliers, vendors or other counterparties on behalf of our sponsor. This balance was offset by $1,028 of management fees charged by our sponsor and $3,223 of net payments made by our sponsor on our behalf. The balance of $5,615 was maintained as a current asset under the caption “Due from sponsor”, and was repaid by our sponsor in February 2013. During the year ended December 31, 2013, we maintained a current liability under the caption “Due to sponsor” of $2,571, which represented outstanding management fees, sand purchases and other net payments payable to our sponsor.
On May 25, 2011, our sponsor entered into a management services agreement with Red Oak Capital Management LLC (the “Service Provider”) which is owned by two members who are also equity members in our sponsor. The agreement provides for certain management and administrative support services to be provided to our sponsor for a term of one year and that thereafter remains in place upon the same terms and conditions. Either party may terminate the agreement by delivering written notice within 90 days prior to the date of expiration of the initial term or any time after the expiration of the initial term, by delivering written notice 90 days prior to the desired date of termination. Our sponsor reimburses the Service Provider 95% of the Service Provider’s actual costs limited to $850 per year. These fees are included in general and administrative expenses. Total management fees under this agreement were $318 and $370 for the period from January 1 to August 15, 2012 and the year ended December 31, 2011, respectively. The management fee was $140 for the period from August 16 to December 31, 2012. Management fees incurred during the year ended December 31, 2013 are included as a portion of the management services expense from Hi-Crush Services.
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
During the year ended December 31, 2013, we purchased $4,402 of sand from Hi-Crush Augusta LLC.
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
If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict will be addressed by the board of directors of our general partner in accordance with the provisions of our partnership agreement. Such a conflict of interest may arise, for example, in connection with negotiating and approving the acquisition of any assets from our sponsor, including in connection with our right of first offer under the omnibus agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by the conflicts committee meeting the definitional requirements for such a committee under our partnership agreement. We do not expect that our code of business conduct and ethics or any policies that the board of directors of our general partner will adopt will require the approval of any transactions with related persons, including our sponsor, by our unitholders.
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Our general partner is responsible for the Partnership’s internal controls and the financial reporting process. The independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), is responsible for performing independent audits of the Partnership’s consolidated financial statements and issuing an opinion on the conformity of those audited financial statements with United States generally accepted accounting principles. The audit committee monitors the Partnership’s financial reporting process and reports to the board of directors of our general partner on its findings.
Prior to us becoming a public company, in 2012 our sponsor selected and engaged PwC as its independent registered public accounting firm to audit the consolidated financial statements of our sponsor for the fiscal years ending December 31, 2011 and 2010. The audit committee of the board of directors of our general partner selected and engaged PwC to audit our consolidated financial statements for the years ended December 31, 2013 and 2012.
In connection with our IPO and the formation of our audit committee, the board of directors of our general partner adopted a policy for pre-approving the services and associated fees of the our independent registered public accounting firm. Under this policy, the audit committee must pre-approve all services and associated fees provided to us by its independent registered public accounting firm, with certain exceptions described in the policy.
All PwC services and fees in each of the three years ended December 31, 2013 were pre-approved by our sponsor or the board of directors of our general partner, as applicable.
The following table presents fees billed or expected to be billed for professional audit services and other services rendered to the Partnership by PwC for the periods ended December 31, 2013, 2012 and 2011 (in thousands).

	Year Ended December 31, 2013	Period From August 16 Through December 31, 2012	Period From January 1 Through August 15, 2012	Year Ended December 31, 2011
	Successor	Successor	Predecessor	Predecessor
Audit Fees	$504	$401	$231	$70
All Other Fees (1)	127	144	131	8
Audit-Related Fees (2)	—	78	167	—
Tax Fees (3)	262	—	62	—
Total Fees paid to PwC	$893	$623	$591	$78
(1) Represents fees related to tax compliance and consulting
(2) Represents fees related to offering documents
(3) Represents fees related to tax return preparation
The audit committee has established procedures for engagement of PwC to perform services other than audit, review and attest services. In order to safeguard the independence of PwC, for each engagement to perform such non-audit service, (a) management and PwC affirm to the audit committee that the proposed non-audit service is not prohibited by applicable laws, rules or regulations; (b) management describes the reasons for hiring PwC to perform the services; and (c) PwC affirms to the audit committee that it is qualified to perform the services. The audit committee has delegated to its chair its authority to pre-approve such services in limited circumstances, and any such pre-approvals are reported to the audit committee at its next regular meeting. All services provided by PwC in 2013 were audit-related or tax and are permissible under applicable laws, rules and regulations and were pre-approved by the board of directors of our general partner in accordance with its procedures. In 2013, the board of directors of our general partner considered the amount of non-audit services provided by PwC in assessing its independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our Consolidated and Pro Forma Financial Statements are included under Part II, Item 8 of this Annual Report on Form 10-K. For a listing of these statements and accompanying footnotes, please read “Index to Financial Statements” on page F-1 of this Annual Report.
(a)(2) Financial Statement Schedules
All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
(a)(3) Exhibits
The following documents are filed as a part of this Annual Report on Form 10-K or incorporated by reference:

Exhibit Number	Description
2.1***
Membership Interest Purchase Agreement, dated May 13, 2013, by and among the Partnership, the members of D & I Silica, LLC, and their respective owners (incorporated by reference to Exhibit 1.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2013).

3.1
Certificate of Limited Partnership of Hi-Crush Partners LP (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

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

10.3
Commitment Increase Agreement and Second Amendment, dated May 9, 2013, by and among the Partnership, the lenders party thereto and Amegy Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 15, 2013).

10.4
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

10.6
Contribution, Assignment and Assumption Agreement by and among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated August 15, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012).

10.7
Contribution Agreement by and among Hi-Crush Partners LP, Hi-Crush Augusta LLC and Hi-Crush Proppants LLC, dated January 31, 2013 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

10.8
Omnibus Agreement by and among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated August 20, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012).

10.9
First Amendment to Omnibus Agreement, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated January 31, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

10.10†
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

Exhibit Number	Description
10.15†
Letter Agreement, dated July 13, 2012, between Hi-Crush Proppants LLC and James M. Whipkey (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 25, 2012).

10.16†
Letter Agreement, dated July 13, 2012, between Hi-Crush Proppants LLC and Jefferies V. Alston, III (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 25, 2012).

10.17
Management Services Agreement, dated May 25, 2011 between Red Oak Capital Management LLC and Hi-Crush Proppants LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 25, 2012).

10.18+
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

10.21+
Second Amendment to Supply Agreement, effective as of April 1, 2013, between Halliburton Energy Services, Inc. and Hi-Crush Operating LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2013).

10.22*	Amended and Restated Supply Agreement, effective as of January 1, 2014, between Baker Hughes Oilfield Operations, Inc. and Hi-Crush Operating LLC.
10.23+
Supply Agreement, effective as of May 1, 2012, between FTS International Services, LLC and Hi-Crush Operating LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

21.1	List of Subsidiaries of Hi-Crush Partners LP
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of John T. Boyd Company
23.3	Consent of PropTester, Inc.
23.4	Consent of Stim-Lab, Inc.
23.5	Consent of The Freedonia Group, Inc.
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
*    Parts of the exhibit have been omitted pursuant to a request for confidential treatment.
***    Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 28th day of February, 2014.

HI-CRUSH PARTNERS LP

By:	Hi-Crush GP LLC, its general partner

By:	/s/ Laura C. Fulton
Laura C. Fulton Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below
Hi-Crush Partners LP (Registrant)
By: Hi-Crush GP LLC, its general partner

Name	Capacity	Date
/s/ Robert E. Rasmus	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
Robert E. Rasmus

/s/ James M. Whipkey	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
James M. Whipkey

/s/ Laura C. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
Laura C. Fulton

/s/ John F. Affleck-Graves	Director	February 28, 2014
John F. Affleck-Graves

/s/ Jefferies V. Alston, III	Director	February 28, 2014
Jefferies V. Alston, III

/s/ Gregory F. Evans	Director	February 28, 2014
Gregory F. Evans

/s/ John R. Huff	Director	February 28, 2014
John R. Huff

/s/ John Kevin Poorman	Director	February 28, 2014
John Kevin Poorman

/s/ Trevor M. Turbidy	Director	February 28, 2014
Trevor M. Turbidy

/s/ Steven A. Webster	Director	February 28, 2014
Steven A. Webster

/s/ Joseph C. Winkler III	Director	February 28, 2014
Joseph C. Winkler III

HI-CRUSH PARTNERS LP
Report of Independent Registered Public Accounting Firm
To the Board of Directors of Hi-Crush GP LLC and Unitholders of Hi-Crush Partners LP:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations, partners’ capital and cash flows for the year ended December 31, 2013 and the period from August 16, 2012 through December 31, 2012 present fairly, in all material respects, the financial position of Hi-Crush Partners LP and its subsidiaries (Successor) at December 31, 2013 and 2012 and the results of their operations and their cash flows for the year ended December 31, 2013 and the period from August 16, 2012 through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2014

HI-CRUSH PARTNERS LP
Report of Independent Registered Public Accounting Firm
To the Board of Directors of Hi-Crush GP LLC and Unitholders of Hi-Crush Partners LP:

In our opinion, the consolidated statements of operations, members’ capital and cash flows for the period from January 1, 2012 through August 15, 2012 and the year ended December 31, 2011 present fairly, in all material respects, the results of operations and cash flows of Hi-Crush Proppants LLC and its subsidiaries (Predecessor) for the period from January 1, 2012 through August 15, 2012 and the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 13, 2013

HI-CRUSH PARTNERS LP
Consolidated Balance Sheets
(In thousands, except unit amounts)

	December 31, 2013	December 31, 2012
	Successor	Successor
Assets
Current assets:
Cash	$16,047	$10,498
Restricted cash	690	—
Accounts receivable, net	31,581	8,199
Inventories	16,265	3,541
Due from sponsor	—	5,615
Prepaid expenses and other current assets	1,432	393
Total current assets	66,015	28,246
Property, plant and equipment, net	113,342	72,844
Goodwill and intangible assets, net	71,936	—
Preferred interest in Hi-Crush Augusta, LLC	47,043	—
Other assets	3,808	1,095
Total assets	$302,144	$102,185
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$8,306	$1,977
Accrued and other current liabilities	4,375	1,755
Due to sponsor	2,571	—
Deferred revenue	—	1,715
Total current liabilities	15,252	5,447
Long-term debt	138,250	—
Asset retirement obligation	1,673	1,555
Total liabilities	155,175	7,002
Commitments and contingencies	—	—
Partners’ capital:
General partner interest	—	—
Limited partner interest, 28,865,171 and 27,280,702 units outstanding, respectively	137,426	95,183
Class B units, 3,750,000 and zero units outstanding, respectively	9,543	—
Total partners’ capital	146,969	95,183
Total liabilities and partners’ capital	$302,144	$102,185

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)

	For the Year Ended December 31, 2013	Period From August 16 Through December 31, 2012	Period From January 1 Through August 15, 2012	For the Year Ended December 31, 2011
	Successor	Successor	Predecessor	Predecessor
Revenues	$141,742	$28,858	$46,776	$20,353
Cost of goods sold (including depreciation, depletion and amortization)	74,539	7,145	13,336	6,447
Gross profit	67,203	21,713	33,440	13,906
Operating costs and expenses:
General and administrative expenses	16,205	2,795	4,631	2,324
Exploration expense	47	91	539	381
Accretion of asset retirement obligation	117	56	16	28
Income from operations	50,834	18,771	28,254	11,173
Other income (expense):
Income from preferred interest in Hi-Crush Augusta LLC	11,250	—	—	—
Other income	—	—	6	—
Interest expense	(3,522)	(263)	(3,240)	(1,893)
Net income	$58,562	$18,508	$25,020	$9,280
Earnings per unit:
Common units	$2.08	$0.68
Subordinated units	$2.08	$0.68
Limited Partner Units Outstanding:
Common units	14,527,914	13,640,351
Subordinated units	13,640,351	13,640,351

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2013	Period From August 16 Through December 31, 2012	Period From January 1 Through August 15, 2012	Year Ended December 31, 2011
	Successor	Successor	Predecessor	Predecessor
Operating activities:
Net income	$58,562	$18,508	$25,020	$9,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	3,399	863	1,089	449
Amortization of intangible assets	3,687	—	—	—
Amortization of deferred charges into interest expense	463	105	364	154
Accretion of asset retirement obligation	117	56	16	28
Loss on replacement of equipment	191	—	—	—
Unit based compensation to independent directors	100	—	—	—
Income from restricted cash	(2)	—	—	—
Interest expense converted into principal	—	—	3,083	2,421
Changes in operating assets and liabilities:
Accounts receivable	(5,474)	4,254	(8,698)	(4,026)
Prepaid expenses and other current assets	(230)	(368)	(4,549)	(294)
Inventories	(2,295)	362	(2,052)	(2,374)
Other assets	(2,234)	—	—	—
Accounts payable	(3,959)	(375)	2,814	3,156
Accrued liabilities and other current liabilities	1,824	(145)	2,161	816
Due to sponsor	2,571	—	—	—
Deferred revenue	(1,715)	(4,876)	(2,588)	9,178
Net cash provided by operating activities	55,005	18,384	16,660	18,788
Investing activities:
Cash paid for acquisition of preferred interest in Hi-Crush Augusta LLC	(37,500)	—	—	—
Cash paid for acquisition of D&I Silica LLC, net of cash acquired	(94,955)	—	—	—
Capital expenditures for property, plant and equipment	(6,260)	(2,239)	(80,075)	(50,169)
(Increase) decrease in restricted cash	—	—	30	(30)
Net cash used in investing activities	(138,715)	(2,239)	(80,045)	(50,199)
Financing activities:
Proceeds from issuance of long-term debt	138,250	—	63,985	48,692
Repayment of long-term debt	—	—	(1,250)	(5,000)
Affiliate financing, net	5,615	(5,615)	—	—
Loan origination costs	(829)	(143)	(1,462)	(1,924)
Distributions paid	(53,777)	(6,479)	(225)	—
Contributions received	—	4,606	—	697
Net cash provided by (used in) financing activities	89,259	(7,631)	61,048	42,465
Net increase (decrease) in cash	5,549	8,514	(2,337)	11,054
Cash:
Beginning of period	10,498	1,984	11,054	—
End of period	$16,047	$10,498	$8,717	$11,054

Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities for additions to property, plant and equipment	$(1,358)	$1,012	$9,345	$1,544
Transferred basis of preferred interest in Hi-Crush Augusta LLC	9,543	—	—	—
Issuance of common units for acquisition of D&I Silica, LLC	37,538	—	—	—
Increase (decrease) in accounts payable for loan origination costs	—	(56)	1,238	—
Non-cash component of capital contribution by sponsor to the Partnership	—	81,170	—	—
Non-cash transfer of other assets and deferred charges to property, plant and equipment	—	—	—	277
Distribution to a related party	—	—	—	(400)
Contribution from an affiliate	—	—	—	400
Increase in property, plant and equipment for asset retirement obligation	—	—	—	804
Cash paid for interest, net of amount capitalized	$2,974	$63	$90	$—

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Successor Consolidated Statements of Partners’ Capital
(In thousands)

	General Partner Capital	Sponsor Class B Units	Limited Partners
			Public Common Unit Capital	Sponsor Common Unit Capital	Sponsor Subordinated Unit Capital	Total Limited Partner Capital	Total Partner Capital
Balance at May 8, 2012 (Inception)	$—	$—	$—	$—	$—	$—	$—
Contribution of net assets on August 16, 2012	—	—	39,435	2,142	41,577	83,154	83,154
Net income from August 16, 2012 to December 31, 2012	—	—	8,777	477	9,254	18,508	18,508
Cash distributions	—	—	(3,073)	(166)	(3,240)	(6,479)	(6,479)
Balance at December 31, 2012	—	—	45,139	2,453	47,591	95,183	95,183
Issuance of 5,522 common units to independent directors	—	—	100	—	—	100	100
Issuance of Class B units in acquisition of preferred interest in Hi-Crush Augusta LLC	—	57,900	—	—	—	—	57,900
Issuance of 1,578,947 common units in acquisition of D&I Silica, LLC	—	—	37,358	—	—	37,358	37,358
Deemed distribution	—	(48,357)	—	—	—	—	(48,357)
Cash distributions	—	—	(26,310)	(1,346)	(26,121)	(53,777)	(53,777)
Net income	—	—	28,989	1,339	28,234	58,562	58,562
Secondary offering of units by sponsor	—	—	2,446	(2,446)	—	—	—
Balance at December 31, 2013	$—	$9,543	$87,722	$—	$49,704	$137,426	$146,969

See Notes to Consolidated Financial Statements

HI-CRUSH PARTNERS LP
Predecessor Consolidated Statements of Members’ Capital
(In thousands)

	Members’ Equity	Accumulated Earnings	Total Members’ Capital
Balance at January 1, 2011	336	(26)	310
Distributions	(400)	—	(400)
Contributions	1,097	—	1,097
Net income	—	9,280	9,280
Balance at December 31, 2011	1,033	9,254	10,287
Net income	—	25,020	25,020
Cash distributions	(225)	—	(225)
Balance at August 15, 2012	$808	$34,274	$35,082

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

2. Basis of Presentation
The consolidated financial statements through August 15, 2012 include the consolidated results of operations and cash flows, as well as the financial position of the sponsor (the "Predecessor"). In early 2011, the sponsor acquired land in Monroe County, Wisconsin for the purpose of excavating sand for sale into the oil and natural gas markets. In June 2011, the sponsor completed its construction of the Wyeville Plant in order to process sand excavated from the Monroe County, Wisconsin site, with its first shipments occurring on July 21, 2011.
The consolidated financial statements from August 16, 2012 through December 31, 2013 include the consolidated results of operations and cash flows of the Partnership (the "Successor"). The consolidated financial statements include results of operations and cash flows for D&I prospectively from June 11, 2013. The balance sheet as of December 31, 2013 includes only the financial position of the Partnership, including the retained earnings of the Partnership’s operations from August 16, 2012 through December 31, 2013.

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
Accounts Receivable
Trade receivables relate to sales of raw frac sand and related services for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote.
Deferred Charges
Certain direct costs incurred in connection with debt financing have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the debt. Amortization expense is included in interest expense and was $463 for the year ended December 31, 2013, $105 for the period from August 16, 2012 to December 31, 2013, $364 for the period from January 1, 2012 to August 15, 2012 and $154 for the year ended December 31, 2011.
The following is a summary of future amortization expense associated with deferred charges:

For the years ending December 31,
2014	$533
2015	533
2016	401
Total	$1,467
Inventories
Sand inventory is stated at the lower of cost or market using the average cost method.
Inventory manufactured at our plant facilities includes direct excavation costs, processing costs, overhead allocation, depreciation and depletion. Stockpile tonnages are calculated by measuring the number of tons added and removed from the stockpile. Tonnages are verified periodically by an independent surveyor. Costs are calculated on a per ton basis and are applied to the stockpile based on the number of tons in the stockpile.
Inventory transported for sale at our terminal facility includes the cost of purchased or manufactured sand, plus transportation related charges.
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
Capitalized costs incurred during the year for major improvement and capital projects that are not placed in service are recorded as construction-in-progress. Construction-in-progress is not depreciated until the related assets or improvements are ready to be placed in service. We capitalize interest cost as part of the historical cost of constructing an asset and preparing it for its intended use. These interest costs are included in the property, plant and equipment line in the balance sheet. The Partnership did not capitalize any interest for the period from August 16, 2012 to December 31, 2013. Capitalized interest was $1,739 for the period from January 1, 2012 to August 15, 2012 and $756 for the year ended December 31, 2011.
Fixed assets other than plant facilities and buildings associated with productive, depletable properties are carried at historical cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Computer equipment	3 years
Furniture and fixtures	7 years
Vehicles	5 years
Equipment	5-15 years
Rail spur and asset retirement obligation	33 years
Rail and rail equipment	15-20 years
Transload facilities and equipment	15-20 years
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
Preferred Interest in Hi-Crush Augusta
The Partnership accounts for the preferred interest in Augusta acquired on January 31, 2013 as a cost method investment. The preferred interest is not allocated any of the periodic earnings or losses of Augusta, but may in the future convert to a 20% equity interest in that entity. In accordance with the cost method, distributions earned under the preferred interest are recognized as income on the date the cash is received by the Partnership. The preferred interest is reviewed for impairment if an event or change in circumstances occurs which may have a significant adverse effect on the fair value of the investment. No such events or changes in circumstances arose during the year ended December 31, 2013.
Impairment of Long-lived Assets
Recoverability of investments in property, plant and equipment, and mineral rights is evaluated annually. Estimated future undiscounted net cash flows are calculated using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. Reductions in the carrying value of our investment are only recorded if the undiscounted cash flows are less than our book basis in the applicable assets.
Impairment losses are recognized based on the extent that the remaining investment exceeds the fair value, which is determined based upon the estimated future discounted net cash flows to be generated by the property, plant and equipment and mineral rights.
Management’s estimates of prices, recoverable proven and probable reserves and operating and capital costs are subject to certain risks and uncertainties which may affect the recoverability of our investments in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term, which could adversely affect management’s estimate of the net cash flows expected to be generated from its operating property. No impairment charges were recorded during 2013, 2012 or 2011.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Partnership performs an assessment of the recoverability of goodwill during the third quarter of each fiscal year, or more often if events or circumstances indicate the impairment of an asset may exist. Our assessment of goodwill is based on qualitative factors to determine whether the fair value of the reporting unit is more likely than not less than the carrying value. An additional quantitative impairment analysis is completed if the qualitative analysis indicates that the fair value is not substantially in excess of the carrying value. The quantitative analysis determines the fair value of the reporting unit based on the discounted cash flow method and relative market-based approaches. There was no impairment charge related to goodwill during the year ended December 31, 2013.
The Partnership amortizes the cost of other intangible assets on a straight line basis over their estimated useful lives, ranging from 1 to 18 years. An impairment assessment is performed if events or circumstances occur and may result in the change of the useful lives of the intangible assets. During the year ended December 31, 2013, the Partnership did not record any impairment charges or changes in the useful life of its intangible assets.
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
The majority of our frac sand is sold under long-term supply agreements, the current terms of which expire between 2014 and 2019. The agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase at the end of the defined cure period, which can range from three months to the end of a contract year.
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
Deferred Revenue
In January 2011, the sponsor received $16,500 in an advance payment from a customer for a certain volume of product to be delivered over a one-year period starting in July 2011. Revenue was recognized as product was delivered and the deferred revenue obligation was recognized over the one-year period ended June 30, 2012. In July 2012, the sponsor received an $8,250 advance payment from a customer for a certain volume of frac sand to be delivered over the six-month period beginning in July 2012. As of August 15, 2012, the outstanding balance under this obligation was $6,590 while the cash held by the Partnership was $1,984. As a result, the sponsor made a cash contribution of $4,606 to align the cash balance with the outstanding balance under this advance. As of December 31, 2012, the balance was $1,715, and as of December 31, 2013, no deferred revenue balance was outstanding under this advance payment.
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
The amount recorded on the balance sheet pertaining to the Partnership’s long-term debt outstanding at December 31, 2013 is considered a Level 2 financial instrument, as although there is no observable quoted price, the underlying floating rate of interest is based on a published benchmark interest rate that is observable at commonly quoted intervals. As of December 31, 2013, the carrying value of the debt approximated its fair value as it is subject to floating rate interest and there have not been any significant changes to the Partnership’s credit profile since the debt was issued in January 2013.

Net Income per Limited Partner Unit
We have identified the General Partner’s incentive distribution rights as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any General Partner incentive distributions, by the weighted-average number of outstanding common and subordinated units. Diluted net income per unit includes the effects of potentially dilutive units on our subordinated and common units. Basic and diluted net income per common and subordinated unit are the same as there are no potentially dilutive subordinated units outstanding.
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
Income Taxes
The Partnership and sponsor are pass-through entities and are not considered taxable entities for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At December 31, 2013 and 2012, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.
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
As a result of our IPO, our sponsor entered into or amended the following agreements:
Amended and Restated Agreement of Limited Partnership of Hi-Crush Partners LP
On August 20, 2012, the Partnership amended and restated its Limited Partnership Agreement to establish the organizational framework for a public master limited partnership. On January 31, 2013, the Partnership amended and restated its amended and restated Limited Partnership Agreement to, among other things, provide for the creation of the Class B units. See Note 11 – Equity.
Omnibus Agreement
On August 20, 2012, we entered into an omnibus agreement with both our General Partner and our sponsor. Pursuant to the terms of this agreement, our sponsor will indemnify us and our subsidiaries for certain liabilities over specified periods of time, including but not limited to certain liabilities relating to (a) environmental matters pertaining to the period prior to our IPO and the contribution of the Wyeville assets from our sponsor, provided that such indemnity is capped at $7,500 in aggregate, (b) federal, state and local tax liabilities pertaining to the period prior to our IPO and the contribution of the Wyeville assets from our sponsor, (c) inadequate permits or licenses related to the contributed assets, and (d) any losses, costs or damages incurred by us that are attributable to our sponsor’s ownership and operation of the Wyeville assets prior to our IPO and our sponsor’s contribution of such assets. In addition, we have agreed to indemnify our sponsor from any losses, costs or damages it incurs that are attributable to our ownership and operation of the contributed assets following the closing of the IPO, subject to similar limitations as on our sponsor’s indemnity obligations to us.

The omnibus agreement had provided that we would assign to our sponsor all of our rights and obligations under our long-term contract with one customer as of May 1, 2013, and our sponsor would have been obligated to accept such assignment and assume our obligations under such contract. In connection with our acquisition of a preferred interest in Augusta on January 31, 2013, our sponsor waived its right to require that we assign to our sponsor such contract. As such, the contract remains with the Partnership and will continue to be fulfilled by the Wyeville Plant for the remainder of its term. In addition, the omnibus agreement also grants us, for a period of three years from the effective date of the agreement, a right of first offer on our sponsor’s sand reserves and any related assets that have been or will be constructed on its current acreage in Augusta, Wisconsin in the event our sponsor proposes to transfer such reserves and assets to a third party other than in connection with a sale of all or substantially all of its assets.
Services Agreements
Effective August 16, 2012, we entered into a services agreement (the “Services Agreement”) by and among our General Partner, Hi-Crush Services LLC (“Hi-Crush Services”), a wholly-owned subsidiary of the sponsor, and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to our General Partner to assist in operating our business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expense for individuals and entities that perform services for us or on our behalf. Hi-Crush Services and its affiliates are not liable to us for its performance of services under the Services Agreement except a liability resulting from gross negligence.
In addition, effective August 16, 2012, we entered into an agreement with our sponsor, pursuant to which the sponsor provides maintenance and capital spares to us in connection with the ongoing maintenance of our Wyeville facility. Our sponsor bills us for the approximate cost of such items.
Long-Term Incentive Plan
On August 21, 2012, the General Partner adopted the Hi-Crush Partners LP Long Term Incentive Plan (the “Plan”) for employees, consultants and directors of the General Partner and those of its affiliates, including the sponsor, who perform services for the Partnership. The Plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights, and performance awards. The Plan limits the number of common units that may be delivered pursuant to awards under the plan to 1,364,035 units. Common units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The Plan is administered by the General Partner’s Board of Directors or a committee thereof.

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
The operations of D&I have been included in the financial statements of the Partnership prospectively from June 11, 2013 through December 31, 2013. During this period, D&I earned $66,071 in revenue and $3,801 of net income, as consolidated into the Partnership’s results of operations. In connection with this acquisition, the Partnership incurred $1,728 of acquisition-related costs, as included in general and administrative expenses.
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

Pro Forma Financial Information for the:
	Year Ended December 31, 2013	Year Ended December 31, 2012 (1)
	Successor	Pro Forma (1)
Revenues	$196,794	$179,486
Net income	$68,413	$62,455
Net income per limited partner unit:
Common units – basic and diluted	2.37	2.16
Subordinated units – basic and diluted	2.37	2.16
(1) The comparative period includes the combination of the Predecessor and Successor results before and after our IPO on August 16. These pro-forma results are for illustrative purposes only and are not intended to be indicative of the actual results that would have occurred if the acquisition and IPO would have taken place on January 1, 2012.

The pro forma financial information includes the impact of the following pro forma adjustments:

Adjustments Utilized to Prepare the Pro Forma Financial Information for the:
	Year Ended December 31, 2013	Year Ended December 31, 2012
Debit / (Credit)	Successor	Pro Forma (1)
Acquisition related expenses	$(4,775)	$—
Other general and administrative expenses	(117)	(239)
Interest expense on debt issued to fund acquisition	1,226	2,561
Depreciation and amortization expense	(8)	3,947
Increase in weighted average common units outstanding	696,467	1,578,947

6. Goodwill and Intangible Assets
Changes in goodwill and intangible assets consisted of the following:

	Goodwill	Intangible Assets
Balance at December 31, 2012	$—	$—
Additions from D&I acquisition	33,745	41,878
Amortization expense	—	(3,687)
Balance at December 31, 2013	$33,745	$38,191
Goodwill
As of December 31, 2013, the Partnership had goodwill of $33,745 based on the allocation of the purchase price of its acquisition of D&I.
Intangible Assets
Intangible assets arising from the acquisition of D&I consisted of the following:

	Useful life	December 31, 2013
		Successor
Supplier agreements	1-20 Years	21,997
Customer contracts and relationships	1-10 Years	18,132
Other intangible assets	1-3 Years	1,749
Intangible assets		41,878
Less: Accumulated amortization		(3,687)
Intangible assets, net		$38,191
Amortization expense was $3,687 for the year ended December 31, 2013. The weighted average remaining life of intangible assets was 13 years as of December 31, 2013. As of December 31, 2013, future amortization is as follows:

Fiscal Year	Amortization
2014	$5,127
2015	2,967
2016	2,938
2017	2,850
2018	2,850
Thereafter	21,459
$38,191

7. Inventories
Inventories consisted of the following:

	December 31, 2013	December 31, 2012
	Successor	Successor
Raw material	$—	$124
Work-in-progress	3,699	3,280
Finished goods	12,431	4
Spare parts	135	133
	$16,265	$3,541

8. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31, 2013	December 31, 2012
	Successor	Successor
Buildings	$2,107	$417
Mining property and mine development	24,522	24,156
Plant and equipment	47,669	43,767
Rail and rail equipment	12,774	5,499
Transload facilities and equipment	30,265	—
Construction-in-progress	1,829	1,380
	119,166	75,219
Less: Accumulated depreciation and depletion	(5,824)	(2,375)
	$113,342	$72,844
Depreciation and depletion expense was as follows during the periods presented:

Predecessor Periods
Year ended December 31, 2011	$449
Period from January 1 through August 15, 2012	1,089
Successor Period
Period from August 16 through December 31, 2012	$863
Year ended December 31, 2013	3,399

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
In connection with this acquisition, the Partnership incurred $451 of acquisition related costs during the year ended December 31, 2013, as included in general and administrative expenses.
As a preferred unit holder in Augusta, the Partnership votes as a separate class from the common unitholders of Augusta and ranks senior to all other equity classes of Augusta. The preferred units entitle the Partnership to receive a distribution equal to $3,750 per quarter, beginning January 1, 2013, plus any unpaid arrearages from prior quarters. During 2013, Augusta declared and paid three quarterly distributions of $3,750. Income pertaining to the distributions is recognized during the period the distribution is received. On January 2014, Augusta declared its fourth quarterly distribution of $3,750, to be paid on February 11, 2014.
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

10. Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2013	December 31, 2012
	Successor	Successor
Partnership credit facility	$138,250	$—
Less: current portion of long-term debt	—	—
	$138,250	$—
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
New Subordinated Promissory Notes
In order to fund a royalty termination payment (See Note 14—Commitments and Contingencies), the sponsor entered into new subordinated promissory notes in July 2012 with certain of its equity investors and their affiliates in an aggregate initial principal amount of $14,981. The balances of the PIK interest and subordinated promissory note, as retained by the sponsor, were paid in full by the sponsor on August 21, 2012 with the proceeds of the sale of the common units by the sponsor.
Sponsor Credit Facility
On April 6, 2012, the sponsor entered into a four-year $62,500 secured credit facility (the “Sponsor Credit Facility”) with Amegy Bank, N.A. and a syndicate of other financial institutions (collectively, the “Lending Banks”). The Sponsor Credit Facility consists of the following commitments on the part of the Lending Banks: (1) a $25,000 term loan, (2) a $30,000 advancing term loan commitment (“Tranche B”) and (3) a $7,500 revolving loan commitment (the “Revolving Commitment”). In addition, the Sponsor Credit Facility includes sub-limits for letters of credit and swing line borrowings of up to $5,000 and $2,500, respectively.
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
Partnership Credit Facility
On August 21, 2012, the Partnership entered into a credit agreement (the “Credit Agreement”) providing for a new $100,000 senior secured revolving credit facility (the “Credit Facility”) with a term of four years. In connection with our acquisition of a preferred interest in Augusta, on January 31, 2013, the Partnership entered into a consent and first amendment to the Credit Agreement whereby the Lending Banks, among other things, (i) consented to the amendment and restatement of the partnership agreement of the Partnership and (ii) agreed to amend the Credit Agreement to permit the acquisition by the Partnership of a preferred equity interest in Hi-Crush Augusta LLC. On May 9, 2013, the Partnership entered into a commitment increase agreement and second amendment to the Credit Agreement whereby the Lending Banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 and addition of lenders to the lending bank group. The Credit Facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under the Credit Facility are secured by substantially all of the Partnership’s assets, including its preferred equity interest in Augusta.

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
If an event of default (as defined the Credit Agreement) occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Facility, termination of the commitments under the Credit Facility and all remedial actions available to a secured creditor. As of December 31, 2013, we were in compliance with the covenants contained in the Partnership Credit Facility.
As of December 31, 2013, we had $138,250 indebtedness and $60,250 of undrawn borrowing capacity ($200,000, net of $138,250 indebtedness and $1,500 letter of credit commitments) under our Credit Facility. The outstanding balance is due on December 31, 2016 and carries an interest rate of 3.17% as of December 31, 2013.
Subsidiary Guarantors
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the current subsidiaries of Hi-Crush Partners LP (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities), each a 100 percent directly or indirectly owned subsidiary of the Partnership (the “guarantors”), will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. The guarantors are our sole subsidiaries, other than Hi-Crush Finance Corp., which is our 100 percent owned subsidiary. The Partnership has no assets or operations independent of its subsidiaries, and there are no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”).

11. Equity
On January 30, 2013, the Partnership issued 2,761 common units to each of its independent directors, valued in the aggregate at $100 and reflected as general and administrative expense in the accompanying financial statements. In January 2014, the Partnership issued 4,149 common units to the independent directors of the General Partner and 4,366 common units to certain employees.
On June 10, 2013, the Partnership issued 1,578,947 common units to certain former members of D&I, representing the non-cash portion of the purchase price for the acquisition (See Note 5 – Business Combination – Acquisition Accounting).
As of December 31, 2013, our sponsor owned all 13,640,351 subordinated units and 3,750,000 Class B units, representing a 47.3% ownership interest in the limited partner units and 100% ownership of the Class B units of the Partnership. In addition, the sponsor is the owner of our General Partner.
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
Our distributions have been as follows:

Declaration Date	Amount Declared Per Unit (a)		Record Date	Date Paid	Amount Paid
October 19, 2012	$0.2375	(b)	November 1, 2012	November 15, 2012	$6,480
January 17, 2013	$0.4750		February 1, 2013	February 15, 2013	$12,961
April 16, 2013	$0.4750		May 1, 2013	May 15, 2013	$12,961
July 17, 2013	$0.4750		August 1, 2013	August 15, 2013	$13,711
October 17, 2013	$0.4900		November 1, 2013	November 15, 2013	$14,144
January 15, 2014	$0.5100		January 31, 2014	February 14, 2014	$14,726
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
Net income attributable to our limited partner unitholders is as follows during the year ended December 31, 2013 (in thousands, except per unit amounts):

	Common Unitholders	Subordinated Unitholders
Distributions during the period	$21,174	$19,642
Subsequent distributions declared (See Note 18)	7,769	6,957
Undistributed earnings	1,385	1,635
Limited partners’ interest in net income	30,328	28,234
Subsequent distributions declared (per unit)	$0.5100	$0.5100
During the year ended December 31, 2013 and the period from August 16 through December 31, 2012, no net income was attributable to our incentive distribution rights holders.

12. Related Party Transactions
On May 25, 2011, the sponsor entered into a management services agreement with Red Oak Capital Management LLC (the “Service Provider”) which is owned by two members who are also equity members in the sponsor. The agreement provides for certain management and administrative support services to be provided to the sponsor for a term of one year and that thereafter remains in place upon the same terms and conditions. Either party may terminate the agreement by delivering written notice within 90 days prior to the date of expiration of the initial term or any time after the expiration of the initial term, by delivering written notice 90 days prior to the desired date of termination. The sponsor reimburses the Service Provider 95% of the Service Provider’s actual costs limited to $850 per year. These fees are included in general and administrative expenses. Management fees incurred during the year ended December 31, 2013 are included as a portion of the management services expense from Hi-Crush Services, as discussed below.
The sponsor paid quarterly director fees to non-management directors that may be members and/or holders of the sponsor’s debt through the date of the IPO.
The total management and director fees incurred were as follows:

	Management Fee	Director Fees
Predecessor Periods
Year ended December 31, 2011	$370	$60
Period from January 1 through August 15, 2012	318	62
Successor Periods
Period from August 16 through December 31, 2012	$140	$—
Year ended December 31, 2013	—	—
During the year ended December 31, 2013 and period from August 16 through December 31, 2012, the Partnership incurred $3,698 and $1,028, respectively, of management service expenses from Hi-Crush Services under the Services Agreement discussed in Note 4.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other. During the period from August 16 through December 31, 2012, we made payments of $9,866 to various suppliers, vendors or other counterparties on behalf of our sponsor. This balance was offset by $1,028 of management fees charged by our sponsor and $3,223 of net payments made by our sponsor on behalf of us. The balance of $5,615 which was maintained as a current asset under the caption “Due from sponsor” as of December 31, 2012, was repaid by our sponsor in February 2013.
As of December 31, 2013, an outstanding balance of $2,571 payable to our Sponsor is maintained as a current liability under the caption “Due to Sponsor.”
During the year ended December 31, 2013, we purchased $4,402 of sand from Hi-Crush Augusta LLC.

13. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. As a result of its June 10, 2013 acquisition of D&I, the Partnership identified its production plant and terminal facilities as separate operating segments through the third quarter of 2013. These two operating segments were aggregated into one reportable segment as they sell the same products, source product from frac sand production facilities in the Midwestern United States, have similar customers, use similar distribution systems and have similar economic characteristics and regulatory environments. Through the fourth quarter of 2013, the Partnership continued to integrate the recently acquired terminal facilities, which resulted in a change in the way the chief operating decision maker allocates capital resources and assesses performance. As a result of this integration, the two previously identified operating segments were combined into one operating segment titled "Frac Sand Sales" for reporting purposes.

14. Commitments and Contingencies
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from 3 to 6 years. Through December 31, 2013, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to these customers under these contracts.
D&I has entered into long-term supply agreements with certain of its suppliers which include requirements to purchase certain volumes and grades of sands, at specified prices. The quantities set forth in such agreements are not in excess of our current requirements.
Hi-Crush Operating LLC, a subsidiary of the Partnership, has entered into royalty agreements under which such entity is under a commitment to pay royalties on sand sold from the Wyeville Plant for which the Partnership has received payment. Royalty expense is recorded as the sand is sold and the royalty payment is paid based on sand volumes sold and paid for by the customer. Royalty expense is included in costs of goods sold. Royalty expense was $2,045 for the Predecessor’s year ended December 31, 2011. Royalty expense was $3,795 for the Predecessor period from January 1 through August 15, 2012. Royalty expense was $3,597 and $948 for the Successor year ended December 31, 2013 and the period of August 16 to December 31, 2012, respectively.
On July 13, 2012, the sponsor paid $14,000 in cash to terminate one of its existing royalty agreements, including $370 of outstanding obligations at the time. As a result of this payment, the Partnership is no longer required to make ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. As part of this transaction, the Predecessor recorded an asset of $13,630, in property, plant and equipment.
The Partnership has long-term operating leases for rail access, railcars and equipment at its terminal sites, which are also under long-term lease agreements with various railroads. Rail car rental expense was $2,035 for the year ended December 31, 2013. As of December 31, 2013, future minimum operating lease payments are as follows:

Fiscal Year	Amount
2014	$7,009
2015	6,599
2016	5,640
2017	5,425
2018	4,881
Thereafter	7,420
$36,974
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
Following the Partnership’s November 2012 announcement that Hi-Crush Operating LLC had formally terminated its supply agreement with Baker Hughes in response to the repudiation of the agreement by Baker Hughes, the Partnership, our general partner, certain of its officers and directors and its underwriters were named as defendants in purported securities class action lawsuits brought by the Partnership’s unitholders in the United States District Court for the Southern District of New York. On February 11, 2013, the lawsuits were consolidated into one lawsuit, styled In re: Hi-Crush Partners L.P. Securities Litigation, No. 12-Civ-8557 (CM). A consolidated amended complaint was filed on February 15, 2013. That complaint asserted claims under sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, or the Securities Act, and sections 10(b) and 20(a) of the Exchange Act in connection with the Partnership’s Registration Statement and a subsequent presentation. Among other things, the consolidated amended complaint alleges that defendants failed to disclose to the market certain alleged information relating to Baker Hughes’ repudiation of the supply agreement. On March 22, 2013, the Partnership filed a motion to dismiss the complaint. On December 2, 2013, the court issued an order dismissing the claims relating to the Partnership’s Registration Statement, but did not dismiss the claims relating to alleged misrepresentations concerning the Partnership’s relationship with Baker Hughes after the Partnership’s initial public offering. The Partnership and the remaining defendants in the lawsuit have filed answers to the complaint. The Partnership believes the case is without merit and intends to vigorously defend itself. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit.
On December 20, 2013, Stephen Bushansky, a purported unitholder of the Partnership, filed a lawsuit, derivatively on behalf of the Partnership, against our general partner and certain of its officers and directors, in an action styled Bushansky v. Hi-Crush GP LLC, Cause No. 2013-76463, in the 215th Judicial District Court, Harris County, Texas. This lawsuit alleges that by failing to disclose Baker Hughes’ attempted repudiation of its supply agreement with Hi-Crush Operating LLC prior to the Partnership’s November 2012 announcement terminating the agreement, defendants failed to design and implement an effective system of internal controls to prevent the Partnership from violating federal securities laws. Plaintiff asserts a claim for breach of fiduciary duties of good faith, care, loyalty, reasonable inquiry, oversight and supervision. Plaintiff also asserts that the defendants aided and abetted in one another’s breaches of fiduciary duties and seeks relief from defendants on the theory of indemnity for all damages that occurred as a result of defendants’ alleged violations. On January 29, 2014, defendants filed a motion to dismiss, plea to the jurisdiction, or in the alternative, motion to stay based on the mandatory contractual forum selection clause in our partnership agreement. The Partnership believes the case is without merit and intends to vigorously defend itself. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit.

15. Asset Retirement Obligation
Although the ultimate amount of reclamation and closure costs to be incurred is uncertain, the Partnership maintained a post-closure reclamation and site restoration obligation as follows:

Balance at January 1, 2011	$—
Additions to liabilities	804
Accretion expense	28
Balance at December 31, 2011	832
Additions to liabilities	651
Accretion expense from January 1 to August 15, 2012	16
Accretion expense from August 16 to December 31, 2012	56
Balance at December 31, 2012	1,555
Additions to liabilities	—
Accretion expense	118
Balance at December 31, 2013	$1,673

16. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter	Total
2013	Successor	Successor	Successor	Successor	Successor
Revenues	$19,628	$27,101	$43,515	$51,498	$141,742
Gross profit	13,846	15,516	17,557	20,284	67,203
Income from operations	11,097	11,594	12,498	15,645	50,834
Net income	10,783	14,681	15,040	18,058	58,562
Earnings per unit – common units	$0.40	$0.53	$0.52	$0.63	$2.08
Earnings per unit – subordinated units	$0.40	$0.53	$0.52	$0.63	$2.08

2012	Predecessor	Predecessor	Pro Forma	Successor	Pro Forma
Revenues	13,532	20,643	25,244	16,215	75,634
Gross profit	8,756	15,149	19,347	11,902	55,154
Income (loss) from operations	7,067	13,269	17,107	9,582	47,025
Net income (loss)	6,137	11,814	16,178	9,399	43,528
Earnings per unit – common units (2)			0.33	0.35	0.68
Earnings per unit – subordinated units (2)			0.33	0.35	0.68

(1)	The results for the third quarter ended September 30, 2012 include those of our predecessor (July 1 to August 15) combined with the successor (August 16 to September 30)

(2)	Earnings per unit was only calculated for periods subsequent to the August 16, 2012 initial public offering.
The following table reconciles our pro forma quarterly results for the third quarter ended September 30, 2012, to our predecessor and successor period resulting during that quarter.

	Period from July 1 Through August 15, 2012	Period from August 16 Through September 30, 2012	Total
	Predecessor	Successor	Pro Forma
Revenues	$12,601	$12,643	$25,244
Gross profit	9,536	9,811	19,347
Income from operations	7,918	9,189	17,107
Net income	7,069	9,109	16,178
Earnings per unit – common units		$0.33	$0.33
Earnings per unit – subordinated units		$0.33	$0.33

17. Concentration of Credit Risk
The Partnership is a producer of sand mainly used by the oil and natural gas industry for fracing wells. The Partnership’s business is, therefore, dependent upon economic activity within this market. For the year ended December 31, 2013, sales to three customers accounted for 76% of the Partnership’s revenue. Sales to four customers accounted for 100% of the Partnership's revenue from inception through December 31, 2012.
Throughout 2013, the Partnership has maintained cash balances in excess of federally insured amounts on deposit with financial institutions.

18. Subsequent Events
On January 16, 2014, we declared a cash distribution totaling $14,726, or $0.5100 per unit. This distribution was paid on February 14, 2014 to unitholders of record on January 31, 2014. No distributions were declared for our holders of incentive distribution rights.