Form 10-K/A
period 2013-12-31
Hi-Crush Partners LP
filed 2014-04-11
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
or

¬	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35630
Hi-Crush Partners LP
(Exact name of registrant as specified in its charter)

Delaware	90-0840530
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
Three Riverway, Suite 1550
Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (713) 960-4777
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partnership interests	New York Stock Exchange
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

EXPLANATORY NOTE
Hi-Crush Partners LP (the “Partnership”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), as originally filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2014 (the “Original Filing Date”). This Amendment No. 1 is being filed solely to amend Exhibit 10.22 (the “Exhibit”) originally filed with the Form 10-K. The Partnership had sought confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for portions of the Exhibit and, following correspondence and conversations with the Staff of the Commission’s Division of Corporate Finance, is re-filing the Exhibit with less information redacted. The Exhibit filed herewith supersedes in its entirety the Exhibit originally filed with the Form 10-K. Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Form 10-K. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Form 10-K.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our Consolidated and Pro Forma Financial Statements are included under Part II, Item 8 of this Annual Report on Form 10-K. For a listing of these statements and accompanying footnotes, please read “Index to Financial Statements” on page F-1 of the Annual Report on Form 10-K.
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

21.1**	List of Subsidiaries of Hi-Crush Partners LP
23.1**	Consent of PricewaterhouseCoopers LLP
23.2**	Consent of John T. Boyd Company
23.3**	Consent of PropTester, Inc.
23.4**	Consent of Stim-Lab, Inc.
23.5**	Consent of The Freedonia Group, Inc.
31.1**
Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2**
Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.3**
Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

31.4
Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.5
Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.6
Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

32.1**	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)
32.2**	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)
32.3**	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Financial Officer, filed herewith. (1)
95.1**	Mine Safety Disclosure Exhibit
101**	Interactive Data Files- XBRL

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

†	Compensatory plan or arrangement.
+    Confidential treatment has been granted with respect to portions of this exhibit.
*    Parts of the exhibit have been omitted pursuant to a request for confidential treatment.
**    Previously filed or furnished with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.
***    Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 11th day of April, 2014.

HI-CRUSH PARTNERS LP

By:	Hi-Crush GP LLC, its general partner

By:	/s/ Laura C. Fulton
Laura C. Fulton Chief Financial Officer

4