Form 10-Q
period 2014-03-31
Hi-Crush Partners LP
filed 2014-05-05
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company.)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 19,485,991 common units, 13,640,351 subordinated units and 3,750,000 convertible Class B units outstanding on April 30, 2014.

[2]

PART I—FINANCIAL INFORMATION

[3]

ITEM 1. FINANCIAL STATEMENTS.

[4]

HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash	$7,358	$16,047
Restricted cash	690	690
Accounts receivable	38,501	31,581
Inventories	8,413	16,265
Prepaid expenses and other current assets	2,014	1,432
Total current assets	56,976	66,015
Property, plant and equipment, net	114,312	113,342
Goodwill and intangible assets, net	69,400	71,936
Preferred interest in Hi-Crush Augusta LLC	47,043	47,043
Other assets	3,544	3,808
Total assets	$291,275	$302,144
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$8,091	$8,306
Accrued and other current liabilities	4,806	4,375
Due to Sponsor	5,012	2,571
Total current liabilities	17,909	15,252
Long-term debt	124,750	138,250
Asset retirement obligation	1,702	1,673
Total liabilities	144,361	155,175
Commitments and contingencies	—	—
Partners’ capital:
General partner interest	—	—
Limited partner interests, 28,876,342 and 28,865,171 units outstanding, respectively	137,371	137,426
Class B units, 3,750,000 units outstanding	9,543	9,543
Total partners’ capital	146,914	146,969
Total liabilities and partners’ capital	$291,275	$302,144
See Notes to Unaudited Condensed Consolidated Financial Statements.

[5]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Operations
(In thousands, except unit and per unit amounts)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Revenues	$55,828	$19,628
Cost of goods sold (including depreciation, depletion and amortization)	38,322	5,782
Gross profit	17,506	13,846
Operating costs and expenses:
General and administrative expenses	5,591	2,719
Exploration expense	—	1
Accretion of asset retirement obligation	29	29
Income from operations	11,886	11,097
Other income (expense):
Income from preferred interest in Hi-Crush Augusta LLC	3,750	—
Interest expense	(1,373)	(314)
Net income	$14,263	$10,783
Net income per limited partner unit:
Common units	$0.49	$0.40
Subordinated units	$0.49	$0.40
Weighted average limited partner units outstanding:
Common units	15,233,529	13,644,094
Subordinated units	13,640,351	13,640,351
See Notes to Unaudited Condensed Consolidated Financial Statements.

[6]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Operating activities:
Net income	$14,263	$10,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	996	273
Amortization of intangible assets	2,536	—
Amortization of deferred charges into interest expense	138	75
Accretion of asset retirement obligation	29	29
Loss on replacement of equipment	—	191
Unit based compensation to independent directors and employees	83	100
Changes in operating assets and liabilities:
Accounts receivable	(6,920)	(3,909)
Prepaid expenses and other current assets	(257)	66
Inventories	7,634	1,816
Other assets	126	—
Accounts payable	(402)	(661)
Accrued and other current liabilities	431	874
Due to Sponsor	2,441	544
Deferred revenue	—	(1,715)
Net cash provided by operating activities	21,098	8,466
Investing activities:
Cash paid for acquisition of preferred interest in Hi-Crush Augusta LLC	—	(37,500)
Capital expenditures for property, plant and equipment	(1,561)	(1,845)
Net cash used in investing activities	(1,561)	(39,345)
Financing activities:
Proceeds from issuance of long-term debt	—	38,250
Repayment of long-term debt	(13,500)	—
Affiliate financing, net	—	5,615
Loan origination costs	—	(2)
Distributions paid	(14,726)	(12,961)
Net cash provided by (used in) financing activities	(28,226)	30,902
Net increase (decrease) in cash	(8,689)	23
Cash:
Beginning of period	16,047	10,498
End of period	$7,358	$10,521
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$187	$(312)
Transferred basis of preferred interest in Hi-Crush Augusta LLC	—	9,543
Cash paid for interest, net of amount capitalized	1,235	255
See Notes to Unaudited Condensed Consolidated Financial Statements.

[7]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands, except unit amounts)
(Unaudited)

			Limited Partners
	General Partner Capital	Sponsor Class B Units	Public Common Unit Capital	Sponsor Common Unit Capital	Sponsor Subordinated Unit Capital	Total Limited Partner Capital	Total Partner Capital
Balance at January 1, 2014	$—	$9,543	$87,722	$—	$49,704	$137,426	$146,969
Issuance of limited partner units to independent directors and employees	—	—	408	—	—	408	408
Cash distributions	—	—	(7,769)	—	(6,957)	(14,726)	(14,726)
Net income	—	—	7,524	—	6,739	14,263	14,263
Balance at March 31, 2014	$—	$9,543	$87,885	$—	$49,486	$137,371	$146,914
See Notes to Unaudited Condensed Consolidated Financial Statements

[8]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)
1. Business and Organization
Hi-Crush Partners LP (together with its subsidiaries, the “Partnership”, “we”, “us” or “our”) is a Delaware limited partnership formed on May 8, 2012 to acquire selected sand reserves and related processing and transportation facilities of Hi-Crush Proppants LLC. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC, our general partner (the “General Partner”, or “Hi-Crush GP”), and a 100.0% limited partner interest to Hi-Crush Proppants LLC (the “sponsor”), its organizational limited partner.
On January 31, 2013, the Partnership entered into an agreement with the sponsor to acquire a preferred interest in Hi-Crush Augusta LLC (“Augusta”), the entity that owned the sponsor’s Augusta facility, which is located in Eau Claire County, Wisconsin, for $37,500 in cash and 3,750,000 newly issued convertible Class B units in the Partnership. The sponsor does not receive distributions on the Class B units unless certain thresholds are met and until they convert into common units. The preferred interest in Augusta entitles the Partnership to a preferred distribution of up to $3,750 per quarter, or up to $15,000 annually.
On June 10, 2013, the Partnership acquired an independent frac sand supplier, D&I Silica, LLC (“D&I”), transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and distributor. The Partnership acquired D&I for $95,159 in cash and 1,578,947 common units (See Note 4 – Business Combination – Accounting for Acquisition of D&I). Founded in 2006, D&I is the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales. D&I operates through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio and New York.
On April 8, 2014, the Partnership entered into a contribution agreement with the sponsor to acquire certain equity interests in the sponsor’s Augusta facility for cash consideration of $224,250 (the “Augusta Contribution”). To finance the Augusta Contribution and refinance the Partnership’s revolving credit facility, (i) on April 8, 2014, the Partnership commenced a primary public offering of 4.25 million common units representing limited partnership interests in the Partnership and (ii) on April 28, 2014, the Partnership entered into a $200,000 senior secured term loan facility with certain lenders. The Partnership’s primary public offering closed on April 15, 2014 and resulted in net proceeds to the Partnership of $168,463. Upon receipt of these proceeds on April 15, 2014, the Partnership paid off the outstanding balance of $124,750 under its revolving credit facility. The Augusta Contribution closed on April 28, 2014, and at closing, the Partnership’s preferred equity interest in Augusta was converted into common equity interests of Augusta. Following the Augusta contribution the Partnership owns 98% of Augusta’s common equity interests. In addition, on April 28, 2014, the Partnership entered into a $150,000 senior secured revolving credit facility with various financial institutions by amending and restating its prior $200,000 revolving credit facility.

[9]

2. Basis of Presentation and Use of Estimates
The accompanying unaudited interim Condensed Consolidated Financial Statements (“interim statements”) of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Partnership’s Consolidated Financial Statements for the year ended December 31, 2013, which are included in the Partnership’s Annual Report on Form 10-K filed with the SEC on February 28, 2014. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[10]

3. Significant Accounting Policies
In addition to the significant accounting policies listed below, a comprehensive discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K filed with the SEC on February 28, 2014.
Restricted Cash
The Partnership must pledge cash escrow accounts for the benefit of the Pennsylvania Department of Transportation, Bureau of Rail Freight, Ports and Waterways (“PennDot”) to guarantee performance on rail improvement projects partially funded by PennDot. The funds are released when the project is completed.
Preferred Interest in Hi-Crush Augusta
The Partnership accounts for the preferred interest in Augusta obtained on January 31, 2013 as a cost method investment. The preferred interest was not allocated any of the periodic earnings or losses of Augusta. In accordance with the cost method, distributions earned under the preferred interest were recognized as income on the date the cash was received by the Partnership.
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
A substantial portion of our frac sand is sold under long-term supply agreements, the current terms of which expire between 2016 and 2019. The agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase at the end of the defined cure period, which can range from three months to the end of a contract year.
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
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The amount recorded on the balance sheet pertaining to the Partnership’s long-term debt outstanding at March 31, 2014 is considered a Level 2 financial instrument as although there is no observable quoted price, the underlying floating rate of interest is based on a published benchmark interest rate that is observable at commonly quoted intervals. As of March 31, 2014, the carrying value of the debt approximated its fair value as it is subject to floating rate interest and there have not been any significant changes to the Partnership’s credit profile since the debt was issued in January 2013.
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
As the 3,750,000 Class B units do not have voting rights or rights to share in the Partnership’s periodic earnings, either through participation in its distributions or through an allocation of its undistributed earnings or losses, they are not deemed to be participating securities in their current form. In addition, the conversion of the Class B units into common units is fully contingent upon the satisfaction of defined criteria pertaining to the cumulative payment of distributions and earnings per unit of the Partnership as described in Note 10. Therefore, it is possible that the Class B units may never be converted into common units. As such, until all of the defined payment and earnings criteria are satisfied, the Class B units will not be included in our calculation of either basic or diluted earnings per unit.

[11]

Income Taxes
The Partnership and sponsor are pass-through entities and are not considered taxing entities for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At March 31, 2014 and December 31, 2013, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.
Recent Accounting Pronouncements
The Partnership has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition or cash flows, based on current information.

[12]

4. Business Combination – Accounting for Acquisition of D&I
On June 10, 2013, the Partnership acquired D&I, an independent frac sand supplier, transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and supplier. The Partnership acquired D&I for $95,159 in cash and 1,578,947 common units, valued at $37,358 as of June 10, 2013.
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
The operations of D&I have been included in the financial statements prospectively from June 11, 2013.
The following table summarizes the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition had occurred prior to January 1, 2013. The table includes adjustments that were directly attributable to the acquisition or are not expected to have a future impact on the Partnership. The pro forma results are for illustrative purposes only and are not intended to be indicative of the actual results that would have occurred should the transaction have been consummated at the beginning of the period, nor are they indicative of future results of operations.

Three Months
Ended
March 31, 2013
Pro Forma
Revenues	$48,070
Net income	$14,518
Net income per limited partner unit:
Common units – basic and diluted	$0.50
Subordinated units – basic and diluted	$0.50

The pro forma financial information includes the impact of the following pro forma adjustments:

Three Months
Ended
Pro Forma Debit / (Credit) Adjustments	March 31, 2013
Other general and administrative expenses	$(81)
Interest expense on debt issued to fund acquisition	637
Depreciation and amortization	(198)
Increase in weighted average common units outstanding	1,578,947

[13]

5. Goodwill and Intangible Assets
Changes in goodwill and intangible assets consisted of the following during the three months ended March 31, 2014:

	Goodwill	Intangible Assets
Balance at December 31, 2013	$33,745	$38,191
Amortization expense	—	(2,536)
Balance at March 31, 2014	$33,745	$35,655
Goodwill
As of March 31, 2014, the Partnership had goodwill of $33,745 based on the allocation of the purchase price of its acquisition of D&I.
Intangible Assets
Intangible assets arising from the acquisition of D&I consisted of the following:

	Useful life	March 31, 2014
Supplier agreements	1-20 Years	$21,997
Customer contracts and relationships	1-10 Years	18,132
Other intangible assets	1-3 Years	1,749
Intangible assets		41,878
Less: Accumulated amortization		(6,223)
Intangible assets, net		$35,655
Amortization expense was $2,536 for the three months ended March 31, 2014. The weighted average remaining life of intangible assets was 12 years as of March 31, 2014. As of March 31, 2014, future amortization is as follows:

Fiscal Year	Amortization
2014 (Nine Months)	$2,591
2015	2,967
2016	2,938
2017	2,850
2018	2,850
Thereafter	21,459
$35,655

[14]

6. Inventories
Inventories consisted of the following:

	March 31, 2014	December 31, 2013
Raw material	$23	$—
Work-in-process	1,198	3,699
Finished goods	7,034	12,431
Spare parts	158	135
	$8,413	$16,265

[15]

7. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2014	December 31, 2013
Buildings	$2,115	$2,107
Mining property and mine development	24,522	24,522
Plant and equipment	49,204	47,669
Rail and rail equipment	12,899	12,774
Transload facilities and equipment	30,514	30,265
Construction-in-progress	1,658	1,829
Property, plant and equipment	120,912	119,166
Less: Accumulated depreciation and depletion	(6,600)	(5,824)
Property, plant and equipment, net	$114,312	$113,342
Depreciation and depletion expense was $996 and $273 during the three months ended March 31, 2014 and March 31, 2013, respectively. The Partnership recognized a loss on the replacement of equipment of $191 during the three months ended March 31, 2013.

[16]

8. Preferred Interest in Hi-Crush Augusta LLC
On January 31, 2013, the Partnership entered into an agreement with our sponsor to acquire 100,000 preferred units in Augusta, the entity that owns our sponsor’s Augusta facility, for $37,500 in cash and 3,750,000 newly issued convertible Class B units in the Partnership.
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
In connection with this acquisition, the Partnership incurred $451 of acquisition related costs during the three months ended March 31, 2013. Such expenses are included in general and administrative expenses in the Partnership's condensed consolidated statement of operations for the three months ended March 31, 2013.
As a preferred unit holder in Augusta, the Partnership voted as a separate class from the common unitholders of Augusta and ranked senior to all other equity classes of Augusta. The preferred units entitled the Partnership to receive a distribution up to $3,750 per quarter, beginning January 1, 2013, plus any unpaid arrearages from prior quarters. On April 1, 2013, Augusta declared its first quarterly distribution of $3,750, paid on May 10, 2013 to the Partnership. As the Partnership’s investment is accounted for under the cost method, and the first distribution was paid after March 31, 2013, income pertaining to this distribution was recognized during the three months ended June 30, 2013. On February 14, 2014, Augusta paid its fourth quarterly distribution of $3,750 to the Partnership which was recognized as income during the three months ended March 31, 2014.
In connection with the closing of the Augusta Contribution on April 28, 2014, the Partnership's preferred equity interest in Augusta was converted into common equity interests of Augusta and, following the Augusta Contribution, the Partnership owns 98% of Augusta's common equity interest.

[17]

9. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
Partnership credit facility	$124,750	$138,250
Less: current portion of long-term debt	—	—
	$124,750	$138,250
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
If an event of default (as defined the Credit Agreement) occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Facility, termination of the commitments under the Credit Facility and all remedial actions available to a secured creditor. As of March 31, 2014, we were in compliance with the covenants contained in the Credit Facility.
As of March 31, 2014, we had $124,750 indebtedness and $73,743 of undrawn borrowing capacity ($200,000, net of $124,750 indebtedness and $1,507 letter of credit commitments) under our Credit Facility. The outstanding balance was paid in full on April 15, 2014 and carried an interest rate of 3.15% as of March 31, 2014.

[18]

Subsidiary Guarantors
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the subsidiaries of Hi-Crush Partners LP (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities) as of March 31, 2014 is a 100 percent directly or indirectly owned subsidiary of the Partnership (the “guarantors”), will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. As of March 31, 2014, the guarantors were our sole subsidiaries, other than Hi-Crush Finance Corp., which is our 100 percent owned subsidiary. As of March 31, 2014, the Partnership had no assets or operations independent of its subsidiaries, and there were no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. As of March 31, 2014, none of the assets of our subsidiaries represented restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, or the Securities Act.

[19]

10. Equity
As of March 31, 2014, our sponsor owned 13,640,351 subordinated units and 3,750,000 Class B units, representing a 47.2% ownership interest in the limited partner units and a 100% ownership interest in the Class B units of the Partnership. In addition, our sponsor is the owner of our General Partner.
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
The Partnership issued 4,149 and 5,522 common units to its independent directors during the three months ended March 31, 2014 and March 31, 2013, respectively. During the three months ended March 31, 2014, the Partnership issued 7,022 common units to its employees. In connection with these issuances, the Partnership recognized general and administrative expense of $83 and $100 during the three months ended March 31, 2014 and March 31, 2013, respectively.
Class B Units
On January 31, 2013, the Partnership issued 3,750,000 subordinated Class B units and paid $37,500 in cash to our sponsor in return for 100,000 preferred equity units in our sponsor’s Augusta facility. Our sponsor does not receive distributions on the Class B units until converted into common units of the Partnership. The Class B units are eligible for conversion into common units once the Partnership has, for two consecutive quarters, (i) generated operating surplus at least equal to $2.31 per common unit, subordinated unit and Class B unit on an annualized basis and (ii) paid $2.10 per unit in annualized distributions on each common and subordinated unit, or 110% of the current minimum quarterly distribution for a period of two consecutive quarters, and our General Partner has determined, with the concurrence of the conflicts committee of the board of directors of our General Partner, that we are expected to maintain such performance for at least two succeeding quarters. Class B units do not have voting rights or rights to share in the Partnership’s periodic earnings, either through participation in its distributions or through an allocation of its undistributed earnings or losses.
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
Incentive Distribution Rights
Incentive distribution rights represent the right to receive increasing percentages (ranging from 15.0% to 50.0%) of quarterly distributions from operating surplus after minimum quarterly distribution and target distribution levels exceed $0.54625 per unit per quarter. Our sponsor currently holds the incentive distribution rights, but it may transfer these rights at any time.

[20]

Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our common and subordinated unitholders and our sponsor will receive.
Our distributions have been as follows:

Declaration Date	Amount Declared Per Unit (a)	Record Date	Date Paid	Amount Paid
January 17, 2013	$0.4750	February 1, 2013	February 15, 2013	$12,961
April 16, 2013	$0.4750	May 1, 2013	May 15, 2013	$12,961
July 17, 2013	$0.4750	August 1, 2013	August 15, 2013	$13,711
October 17, 2013	$0.4900	November 1, 2013	November 15, 2013	$14,144
January 15, 2014	$0.5100	January 31, 2014	February 14, 2014	$14,726
April 16, 2014	$0.5250	May 1, 2014	May 15, 2014	$17,391

(a)	For all common and subordinated units, no distributions were declared for our holders of incentive distribution rights or the holders of our Class B units.
For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and the subordinated units are treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities. As the Class B units do not have rights to share in the Partnership’s periodic earnings, whether through participation in its distributions or through an allocation of its undistributed earnings or losses, they are not participating securities in their current form. In addition, the conversion of the Class B units into common units is fully contingent upon the satisfaction of defined criteria pertaining to the cumulative payment of distributions and earnings per unit of the Partnership as described in this Note 10. Therefore, it is possible that the Class B units may never be converted into common units. As such, until all of the defined payment and earnings criteria are satisfied, the Class B units will not be included in our calculation of either basic or diluted earnings per unit.
Distributions made in future periods based on the current period calculation of cash available for distribution are allocated to each class of equity that will receive such distributions. Any unpaid cumulative distributions are allocated to the appropriate class of equity.
Each period the Partnership determines the amount of cash available for distributions in accordance with the partnership agreement. The amount to be distributed to common unitholders, subordinated unitholders and incentive distribution rights holders is based on the distribution waterfall in the partnership agreement. Net earnings for the period are allocated to each class of partnership interest based on the distributions to be made. Additionally, if, during the subordination period, the Partnership does not have enough cash available to make the required minimum distribution to the common unit holders, the Partnership will allocate net earnings to the common unit holders based on the amount of distributions in arrears. When actual cash distributions are made based on distributions in arrears, those cash distributions will not be allocated to the common unitholders, as such earnings were allocated in previous periods.
Net income attributable to our limited partner unitholders is as follows during the three months ended March 31, 2014 (in thousands, except per unit amounts):

	Common Unitholders	Subordinated Unitholders
Subsequent distributions declared (See Note 15)	10,230	7,161
Undistributed earnings (deficit)	(2,706)	(422)
Limited partners’ interest in net income	$7,524	$6,739
Subsequent distributions declared (per unit)	$0.5250	$0.5250
During the three months ended March 31, 2014, no net income was attributable to our Class B units or the holders of incentive distribution rights.

[21]

11. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the “Services Agreement”) by and among the General Partner, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended March 31, 2014 and March 31, 2013, the Partnership incurred $1,477 and $554, respectively, of management and administrative service expenses from Hi-Crush Services.
In addition, effective August 16, 2012, the Partnership entered into an agreement with Augusta, pursuant to which Augusta provides maintenance and capital spares to the Partnership in connection with the ongoing maintenance of the Wyeville facility. Augusta bills the Partnership for the approximate cost of such items.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other. During the three months ended March 31, 2014 and March 31, 2013, we purchased $2,833 and $408, respectively, of sand from Hi-Crush Augusta LLC at a purchase price in excess of our production cost per ton.
As of March 31, 2014, an outstanding balance of $5,012 payable to our sponsor is maintained as a current liability under the caption “Due to Sponsor.”

[22]

12. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. It conducts operations through its one operating segment titled "Frac Sand Sales". This reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

[23]

13. Commitments and Contingencies
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through March 31, 2014, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to these customers under these contracts.
D&I has entered into long-term supply agreements with certain of its suppliers which include requirements to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreements are not in excess of our current requirements.
Hi-Crush Operating LLC, a subsidiary of the Partnership, has entered into royalty agreements under which it is committed to pay royalties on sand sold from the Wyeville facility for which the Partnership has received payment. Royalty expense is recorded as the sand is sold and the royalty payment is paid based on sand volumes sold and paid for by the customer. Royalty expense is included in costs of goods sold. Royalty expense was $937 and $753 for the three months ended March 31, 2014 and March 31, 2013, respectively.
The Partnership has long-term leases for rail access, railcars and equipment at its terminal sites, which are also under long-term lease agreements with various railroads. As of March 31, 2014, future minimum operating lease payments are as follows:

Fiscal Year	Amount
2014 (Nine Months)	$5,397
2015	6,721
2016	5,762
2017	5,546
2018	5,003
Thereafter	7,434
$35,863
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.
In May 2012, Hi-Crush Operating LLC entered into a supply agreement for frac sand with Baker Hughes Oilfield Operations, Inc. (“Baker Hughes”). On September 19, 2012, Baker Hughes provided notice that it was terminating the contract and on November 12, 2012, Hi-Crush Operating LLC formally terminated the supply agreement and filed suit in the State District Court of Harris County, Texas. On October 8, 2013, Hi-Crush Operating LLC entered into a settlement agreement with Baker Hughes pursuant to which Hi-Crush Operating LLC and Baker Hughes agreed to jointly dismiss the lawsuit between the parties and, in connection with the settlement, the parties entered into a six-year supply agreement that requires Baker Hughes to purchase minimum volumes of frac sand each month.
Following the Partnership’s November 2012 announcement that Hi-Crush Operating LLC had formally terminated its supply agreement with Baker Hughes in response to the repudiation of the agreement by Baker Hughes, the Partnership, our General Partner, certain of its officers and directors and its underwriters were named as defendants in purported securities class action lawsuits brought by the Partnership’s unitholders in the United States District Court for the Southern District of New York. On February 11, 2013, the lawsuits were consolidated into one lawsuit, styled In re: Hi-Crush Partners L.P. Securities Litigation, No. 12-Civ-8557 (CM). A consolidated amended complaint was filed on February 15, 2013. That complaint asserted claims under sections 11, 12(a)(2), and 15 of the Securities Act and sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Partnership’s Registration Statement and a subsequent presentation. Among other things, the consolidated amended complaint alleges that defendants failed to disclose to the market certain alleged information relating to Baker Hughes’ repudiation of the supply agreement. On March 22, 2013, the Partnership filed a motion to dismiss the complaint. On December 2, 2013, the court issued an order dismissing the claims relating to the Partnership’s Registration Statement, but did not dismiss the claims relating to alleged misrepresentations concerning the Partnership’s relationship with Baker Hughes after the Partnership’s initial public offering. The Partnership and the remaining defendants in the lawsuit have filed answers to the complaint. The Partnership believes the case is without merit and intends to vigorously defend itself. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit.
On December 20, 2013, Stephen Bushansky, a purported unitholder of the Partnership, filed a lawsuit, derivatively on behalf of the Partnership, against our general partner and certain of its officers and directors, in an action styled Bushansky v. Hi-Crush GP LLC, Cause No. 2013-76463, in the 215th Judicial District Court, Harris County, Texas. The lawsuit alleged that by failing to disclose Baker Hughes’ attempted repudiation of its supply agreement with Hi-Crush Operating LLC prior to the Partnership’s

[24]

November 2012 announcement terminating the agreement, defendants failed to design and implement an effective system of internal controls to prevent the Partnership from violating federal securities laws. Plaintiff asserted a claim for breach of fiduciary duties of good faith, care, loyalty, reasonable inquiry, oversight and supervision. Plaintiff also asserted that the defendants aided and abetted in one another’s breaches of fiduciary duties and sought relief from defendants on the theory of indemnity for all damages that occurred as a result of defendants’ alleged violations. On January 29, 2014, defendants filed a motion to dismiss, plea to the jurisdiction, or in the alternative, motion to stay based on the mandatory contractual forum selection clause in our partnership agreement. On March 7, 2014, the court granted defendants' motion to dismiss without prejudice.

[25]

14. Asset Retirement Obligation
Although the ultimate amount of reclamation and closure costs to be incurred is uncertain, the Partnership maintained a post-closure reclamation and site restoration obligation as follows:

Balance at December 31, 2013	$1,673
Additions to liabilities	—
Accretion expense	29
Balance at March 31, 2014	$1,702

[26]

15. Subsequent Events
On April 8, 2014, the Partnership entered into a contribution agreement with the sponsor to acquire certain equity interests in the sponsor’s Augusta facility for cash consideration of $224,250. To finance the Augusta Contribution and refinance the Partnership’s revolving credit facility, (i) on April 8, 2014, the Partnership commenced a primary public offering of 4.25 million common units representing limited partnership interests in the Partnership and (ii) on April 28, 2014, the Partnership entered into a $200,000 senior secured term loan facility with certain lenders. The Partnership’s primary public offering closed on April 15, 2014 and resulted in net proceeds to the Partnership of $168,463. Upon receipt of these proceeds on April 15, 2014, the Partnership paid off the outstanding balance of $124,750 under its revolving credit facility. The Augusta Contribution closed on April 28, 2014, and at closing the Partnership’s preferred equity interest in Augusta was converted into common equity interests. Following the Augusta Contribution, the Partnership owns 98% of Augusta’s common equity interests. In addition, on April 28, 2014, the Partnership entered into a $150,000 senior secured revolving credit facility with various financial institutions by amending and restating the Credit Facility.
On April 16, 2014, we declared a cash distribution totaling $17,391, or $0.5250 per common and subordinated unit. This distribution will be paid on May 15, 2014 to unitholders of record on May 1, 2014. No distributions were declared for our holders of incentive distribution rights or Class B units.

[27]

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited financial statements as of December 31, 2013, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2014. The information provided below supplements, but does not form part of, our unaudited condensed financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. All amounts are presented in thousands except tonnage, acreage or per unit data, or where otherwise noted.

[28]

Overview
We are a pure play, low-cost, domestic producer and supplier of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. We own, operate and develop sand reserves and related excavation and processing facilities and will seek to acquire or develop additional facilities. Our 651-acre facility with integrated rail infrastructure, located near Wyeville, Wisconsin (the “Wyeville facility”) enables us to process and cost-effectively deliver approximately 1,600,000 tons of frac sand per year. Following the Augusta Contribution, which is described below, we also own a 98% interest in Hi-Crush Augusta LLC (“Augusta”), which owns a 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin (the “Augusta facility”), which enables us to process and cost-effectively deliver a further 1,600,000 tons of frac sand per year.
A substantial portion of our frac sand production is sold to leading pressure pumping service providers under long-term contracts that require our customers to pay a specified price for a specified volume of frac sand each month. On May 13, 2013, we entered into an amendment to a supply agreement with one of our customers. The terms of the amendment covered the period from April 1, 2013 to December 31, 2013 and involved a price reduction under the supply agreement in exchange for an increase in contracted frac sand volume at the Wyeville facility for that period. The increase was offset by a decrease in volumes sold to the customer from the Augusta facility. On October 8, 2013, we entered into a six-year supply agreement with Baker Hughes Oilfield Operations, Inc. (“Baker Hughes”) that requires Baker Hughes to purchase minimum volumes of frac sand each month. On March 31, 2014, we entered into a three-year supply agreement with U.S. Well Services, LLC that requires U.S. Well Services, LLC to purchase minimum volumes of frac sand each month. This supply agreement was subsequently amended on April 25, 2014 to, among other things, increase the number of committed volumes and extend the term by two years. On April 8, 2014, we entered into an amendment to our supply agreement with FTS International Services, LLC to, among other things, significantly increase the number of committed volumes under the supply agreement and extend the term of the supply agreement. On May 5, 2014, we entered into an amended and restated amendment to our supply agreement with Weatherford U.S., L.P. (“Weatherford”) to, among other things, significantly increase the number of committed volumes under the supply agreement and extend the term for an additional five years beyond the initial term of the agreement. As of May 5, 2014, we had contracted to sell 3.2 million tons in 2014 and 4.0 million tons in 2015 from our production facilities and destination terminals.  As of May 5, 2014, the contracts had an average remaining life of 4 years.
On June 10, 2013, we acquired D&I Silica, LLC (“D&I”), an independent frac sand supplier, transforming us into an integrated Northern White frac sand producer, transporter, marketer and distributor. The Partnership acquired D&I for $95,159 in cash and 1,578,947 common units. Founded in 2006, D&I is the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales. D&I operates through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio and New York.
On May 9, 2013, we entered into a commitment increase agreement and second amendment to our revolving credit facility whereby the lending banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 and addition of lenders to the lending bank group. On June 10, 2013, we drew $100,000 under our Credit Facility to fund the acquisition of D&I.
On January 31, 2013, we entered into an agreement with our sponsor to acquire a preferred interest in Augusta for $37,500 in cash and 3.75 million Class B units in the Partnership. Our sponsor does not receive distributions on the Class B units unless certain thresholds are met and until they convert into common units. The preferred interest in Augusta entitled us to a preferred distribution of up to $3,750 per quarter, or $15,000 annually.
On April 8, 2014, the Partnership entered into a contribution agreement with the sponsor to acquire certain equity interests in the sponsor’s Augusta facility for cash consideration of $224,250 (the “Augusta Contribution”). To finance the Augusta Contribution and refinance the Partnership’s revolving credit facility, (i) on April 8, 2014, the Partnership commenced a primary public offering of 4.25 million common units representing limited partnership interests in the Partnership and (ii) on April 28, 2014, the Partnership entered into a $200,000 senior secured term loan facility with certain lenders. The Partnership’s primary public offering closed on April 15, 2014 and resulted in net proceeds to the Partnership of $168,463. Upon receipt of these proceeds on April 15, 2014, the Partnership paid off the outstanding balance of $124,750 under its revolving credit facility. The Augusta Contribution closed on April 28, 2014, and at closing the Partnership’s preferred equity interest in Augusta was converted into common equity interests of Augusta. Following the Augusta Contribution, the Partnership owns 98% of Augusta’s common equity interests. In addition, on April 28, 2014, the Partnership entered into a $150,000 senior secured revolving credit facility with various financial institutions by amending and restating its prior $200,000 revolving credit facility.

[29]

Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
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

•
We constructed additional equipment and silo storage facilities to produce and ship 100 mesh product. During the fourth quarter of 2013, we began selling 100 mesh product to customers. During the first quarter of 2014, we completed construction of additional equipment and silo storage facilities to store 100 mesh product at our Wyeville facility.

•
We are incurring increased interest expense on our credit facility as a result of our acquisition of D&I and a preferred interest in Augusta. As of January 1, 2013, we did not have any indebtedness outstanding. In January 2013, in connection with our acquisition of a preferred interest in Augusta, we drew $38,250 under our credit facility. In June 2013, in connection with our acquisition of D&I, we drew $100,000 under our credit facility. In March 2014, we repaid $13,500 under our credit facility. The outstanding balance of $124,750 carries an interest rate of 3.15% as of March 31, 2014. This balance was repaid in full on April 15, 2014 with the proceeds from a public offering of our common units.

[30]

Our Assets and Operations
We own and operate the Wyeville facility which is located in Monroe County, Wisconsin and, as of December 31, 2013, contained 62.6 million tons of proven, recoverable saleable sand reserves. As of April 28, 2014, we own a 98% interest in the Augusta facility, which is located in Eau Claire County, Wisconsin and, as of December 31, 2013, contained 46.8 million tons of proven, recoverable sand reserves. According to John T. Boyd, a leading mining consulting firm focused on the mineral and natural gas industries (“John T. Boyd”), our proven reserves at these facilities consist of coarse grade Northern White sand exceeding API specifications. Analysis of our sand at these facilities by independent third-party testing companies indicates that it demonstrates characteristics exceeding API specifications with regard to crush strength, turbidity and roundness and sphericity.
During the third quarter of 2013, we began selling 100 mesh product to customers. During the first quarter of 2014, we completed construction of additional equipment and silo storage facilities to store 100 mesh product at our Wyeville facility.
As of May 5, 2014, we had contracted to sell 3.2 million tons in 2014 and 4.0 million tons in 2015 from our production facilities and destination terminals. Based on reserve reports prepared by John T. Boyd, and assuming production at our rated capacity of 3,200,000 tons per year, our production facilities have an implied average 34-year reserve life as of December 31, 2013.
As of March 31, 2014, we operated 12 destination rail-based terminal locations throughout the Marcellus and Utica shale basins. Our destination terminals include 251,600 tons of rail storage capacity and 31,600 tons of silo storage capacity. Our Minerva, Pittston, Smithfield and Wellsboro terminals are capable of accommodating unit trains.
We are continuously looking to increase the number of destination terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. Our destination terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. We also have the ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. As of March 31, 2014, we leased or owned 1,201 railcars used to transport our sand from origin to destination.

[31]

How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand. A substantial portion of our frac sand is sold to our customers under long-term contracts that require our customers to pay a specified price for a specified annual volume of sand, which contracts have current terms expiring between 2016 and 2019. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product, the price per ton and liquidated damages in the event either we or the customer fails to meet minimum requirements. Prices in our current contracts are typically fixed for the entire term of the contracts. As a result, our revenue over the duration of these contracts may not follow broader industry pricing trends. If we have excess production and market conditions are favorable, we may elect to sell frac sand through short term pricing agreements.
Delivery of sand to our customers may occur at the rail origin or at the destination terminal. We generate service revenues through performance of transportation services including railcar storage fees, transload services, silo storage and other miscellaneous services performed on behalf of our customers. In addition to our frac sand and service revenues, we lease silo space to customers under long-term lease agreements, which typically require monthly payments over the term of the lease.
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
Prior to closing the Augusta Contribution, we were a preferred unit holder in Augusta and were entitled to receive a distribution up to $3,750 per quarter, beginning January 1, 2013, plus any unpaid arrearages from prior quarters. As our investment was accounted for under the cost method, the income pertaining to such investment was recognized when the distribution was received.

[32]

Costs of Conducting Our Business
The principal expenses involved in production of raw frac sand are excavation costs, labor, utilities, maintenance and royalties. We have a contract with a third party to excavate raw frac sand, deliver the raw frac sand to our processing facility and move the sand from our wet plant to our dry plant. We pay a fixed price per ton excavated and delivered without regard to the amount of sand excavated that meets API specifications. Accordingly, we incur excavation costs with respect to the excavation of sand and other materials from which we ultimately do not derive revenue (rejected materials), and for sand which is still to be processed through the dry plant and not yet sold. However, the ratio of rejected materials to total amounts excavated has been, and we believe will continue to be, in line with our expectations, given the extensive core sampling and other testing we undertook at our facilities.
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
We pay royalties to third parties at our Wyeville facility at an aggregate rate of approximately $2.50 per ton of sand excavated, delivered at our on-site rail facility and paid for by our customers.
The principal expenses involved in distribution of raw sand are the cost of purchased sand, freight charges, fuel surcharges, terminal switch fees, demurrage costs, storage fees, labor and rent.
We purchase sand from our sponsor's production facilities, through long-term supply agreements with third parties at a fixed price per ton, and also through the spot market. We incur transportation costs including trucking, rail freight charges and fuel surcharges when transporting our sand from its origin to destination. We utilize a diverse base of railroads to transport our sand and transportation costs are typically negotiated through long-term working relationships.
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
We incur general and administrative costs related to our corporate operations. Under our partnership agreement and the services agreement with our sponsor and our general partner, our sponsor has discretion to determine, in good faith, the proper allocation of costs and expenses to us for its services, including expenses incurred by our general partner and its affiliates on our behalf. The allocation of such costs are based on management’s best estimate of time and effort spent on the respective operations and facilities. Under these agreements, we reimburse our sponsor for all direct and indirect costs incurred on our behalf.

[33]

How We Evaluate Our Operations
We utilize various financial and operational measures to evaluate our operations. Management measures the performance of the Partnership through performance indicators, including gross profit, production costs, and earnings before interest, taxes, depreciation and amortization (“EBITDA”), and distributable cash flow.
Gross Profit and Production Costs
Price per ton excavated is fixed, and royalties are generally fixed based on tons excavated, delivered and paid for. Considering this largely fixed cost base, our production costs will largely be affected by our ability to control other direct and indirect costs associated with processing frac sand. We use production costs, which we define as costs of goods sold at our production facilities excluding depreciation and depletion, to measure our financial performance. We believe production costs is a meaningful measure because it provides a measure of operating performance that is unaffected by historical cost basis.
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
EBITDA and Distributable Cash Flow
We view EBITDA as an important indicator of performance. We define EBITDA as net income plus depreciation, depletion and amortization and interest expense, net of interest income. We use distributable cash flow to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders. We define distributable cash flow as EBITDA less cash paid for interest expense and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and the distribution from the preferred interest in Augusta to the extent not included in net income. Distributable cash flow will not reflect changes in working capital balances. EBITDA is a supplemental measure utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis. Distributable cash flow is a supplemental measure used to measure the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions to our unitholders.
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
The following table presents a reconciliation of EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

[34]

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2014	March 31, 2013
Reconciliation of distributable cash flow to net income:
Net income	14,263	$10,783
Depreciation and depletion expense	996	273
Amortization expense	2,536	—
Interest expense	1,373	314
EBITDA	$19,168	$11,370
Less: Cash interest paid	(1,235)	(255)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (1)	(540)	(422)
Add: Accretion of asset retirement obligation	29	29
Add: Quarterly distribution from preferred interest in Augusta (2)	—	3,750
Distributable cash flow	$17,422	$14,472

(1)
Maintenance and replacement capital expenditures, including accrual for reserve replacement, were determined based on an estimated reserve replacement cost of $1.35 per ton produced and delivered during the period. Such expenditures include those associated with the replacement of equipment and sand reserves, to the extent that such expenditures are made to maintain our long-term operating capacity. The amount presented does not represent an actual reserve account or requirement to spend the capital.

(2)
The amount pertains to the first quarter 2013 performance of Augusta, on which we were entitled to receive a preferred distribution of $3,750. We have included this amount in our distributable cash flow for the three months ended March 31, 2013 as we received this distribution on May 10, 2013. The amount is not reflected in our GAAP net income during the first three months of 2013 because our investment in Augusta is accounted for under the cost method. In accordance with that method, any distributions earned under our preferred interest are not recognized as income until the cash is actually received by the Partnership. The preferred interest was terminated in connection with the Augusta Contribution on April 28, 2014.

[35]

Results of Operations
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
The following table presents consolidated revenues and expenses for the periods indicated.

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Revenues	$55,828	$19,628
Costs of goods sold:
Production costs	6,219	5,509
Other cost of sales	30,457	—
Depreciation, depletion and amortization	1,646	273
Gross profit	17,506	13,846
Operating costs and expenses:
General and administrative	5,591	2,719
Exploration expense	—	1
Accretion of asset retirement obligation	29	29
Income from operations	11,886	11,097
Other income (expense):
Income from preferred interest in Hi-Crush Augusta LLC	3,750	—
Interest expense	(1,373)	(314)
Net income	$14,263	$10,783

Revenues
Revenues generated from the sale of frac sand were $48,096 for the three months ended March 31, 2014, during which we sold 632,763 tons of frac sand. Revenue was $19,628 for the three months ended March 31, 2013, during which we sold 312,730 tons of frac sand produced from our Wyeville facility. Average sales price per ton was $76 for the three months ended March 31, 2014 and $63 for the three months ended March 31, 2013. The change in sales price between the two periods is due to the mix in pricing of FOB plant and FOB destination (51% and 100% of tons were sold FOB plant for the three months ended March 31, 2014 and 2013, respectively) and the mix of product mesh sizes sold, partially offset by the reduced sales prices under certain of our customer contracts.
Other revenue was $7,732 for the three months ended March 31, 2014 related to transload and terminaling, silo leases and other services. We did not earn other revenue during the three months ended March 31, 2013.
Costs of goods sold – Production costs
We incurred production costs of $6,219, or $15.53 per ton produced and delivered, for the three months ended March 31, 2014, compared to $5,509, or $17.62 per ton sold, for the three months ended March 31, 2013.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the three months ended March 31, 2014 and 2013.

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Excavation costs	$1,483	$1,194
Plant operating costs	3,799	3,562
Royalties	937	753
Total production costs	$6,219	$5,509

[36]

The overall increase in production costs was attributable to higher tonnage produced and delivered from the Wyeville facility in 2014 as compared to 2013. In addition, the cost of utilities increased in 2014 as compared to 2013 due to higher natural gas prices.

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
We purchase sand through long-term supply agreements with third parties at a fixed price per ton, through the spot market and from the Augusta facility. For the three months ended March 31, 2014, we incurred $11,246 of purchased sand costs.
We incur transportation costs including trucking, freight charges and fuel surcharges when transporting our sand from its origin to destination. For the three months ended March 31, 2014, we incurred $18,789 of transportation costs.
Other costs of sales was $3,378 during the three months ended March 31, 2014, and was primarily comprised of demurrage, storage fees and on-site labor.
We did not incur other costs of sales during the three months ended March 31, 2013.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the three months ended March 31, 2014 and 2013, we incurred $1,646 and $273, respectively, of depreciation, depletion and amortization expense. The increase in such costs is attributable to D&I operations and the depreciation and amortization of its tangible and intangible assets during the period.
Gross Profit
Gross profit was $17,506 and $13,846 for the three months ended March 31, 2014 and 2013, respectively. Gross profit was primarily impacted by additional tons sold and additional gross profit contributed from the D&I operations.
Operating Costs and Expenses
For the three months ended March 31, 2014 and 2013, we incurred general and administrative of expenses of $5,591 and $2,719, respectively. The increase was the result of $1,886 of intangible asset amortization and $1,128 of costs attributable to the D&I operations.
Interest Expense
Interest expense was $1,373 and $314 for the three months ended March 31, 2014 and 2013, respectively. The increase in interest expense during the 2014 period was primarily attributable to interest on borrowings used to finance the acquisition of D&I.
Income from Preferred Interest in Hi-Crush Augusta LLC
During the three months ended March 31, 2014, we earned $3,750 of distribution income via our preferred interest in Augusta.
Net Income
Net income was $14,263 and $10,783 for the three months ended March 31, 2014 and 2013, respectively.

[37]

Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our amended and restated $150,000 five-year revolving credit facility, as necessary. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of April 30, 2014, our sources of liquidity consisted of $28,707 of available cash and $144,580 pursuant to available borrowings under our revolving credit facility ($150,000, net of $5,420 letter of credit commitments). In addition, our general partner is authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, making distributions to our unitholders, capital expenditures and funding any debt service obligations. In April 2014, we announced the planned expansion of the annual capacity of the Augusta facility by 800,000 tons. The expansion is expected to be completed in 2014 at an approximate cost of $25,000. On April 16, 2014, our general partner’s board of directors declared a cash distribution for the first quarter of 2014 of $0.5250 per common and subordinated unit, or $2.10 on an annualized basis. This represented the seventh distribution declared by us and corresponds to a 11% increase from our minimum quarterly distribution of $0.4750 per unit. This distribution will be paid on May 15, 2014 to unitholders of record on May 1, 2014. On a going-forward basis, we intend to pay a quarterly distribution of $0.5250 per common and subordinated unit per quarter, which equates to approximately $17,391 per quarter, or $69,564 per year, based on the number of common and subordinated units outstanding, to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal or contractual obligation to pay this distribution. Holders of our Class B units are not entitled to distributions until they are converted into common units of the Partnership, with such conversion being fully contingent upon defined earnings and distribution payment thresholds over a specific period of time.
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2014, we had a positive working capital balance of $31,019 as compared to a balance of $34,026 at December 31, 2013.

	March 31, 2014	December 31, 2013
Current assets:
Accounts receivable	38,501	31,581
Inventories	8,413	16,265
Prepaid and other current assets	2,014	1,432
Total current assets	48,928	49,278
Current liabilities:
Accounts payable	8,091	8,306
Accrued and other current liabilities	4,806	4,375
Due to Sponsor	5,012	2,571
Total current liabilities	17,909	15,252
Working capital	$31,019	$34,026
Accounts receivable increased by $6,920 during the three months ended March 31, 2014, which was primarily driven by a $4,330 increase in sales during the first quarter of 2014 as compared to the fourth quarter of 2013. Sales in the first quarter were higher in the month of March 2014 compared to December 2013 further increasing the accounts receivable balances.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods in transit. The decrease in our inventory was primarily driven by decreased finished goods inventory of $5,397 during the period, coupled with a decrease to our stockpile during the winter months when our wet plant operations shut down. Most of our finished goods inventory is either in transit to our customers or held at our terminals for future sale.
Our accounts payable to our sponsor increased during the three months ended March 31, 2014, primarily as a result of increased purchases of sand from Augusta.

[38]

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Net cash provided by (used in):
Operating activities	$21,098	$8,466
Investing activities	(1,561)	$(39,345)
Financing activities	(28,226)	$30,902
Cash Flows - Three Months Ended March 31, 2014 and 2013
Operating Activities
Net cash provided by operating activities was $21,098 and $8,466 for the three months ended March 31, 2014 and 2013, respectively. Operating cash flows include $14,263 and $10,783 of net income earned during the three months ended March 31, 2014 and 2013, respectively, adjusted for non-cash operating expenses and changes in operating assets and liabilities described above. The increase in cash flows from operations was primarily attributable to additional cash flows generated from increased sales volumes and a reduction in our average days of inventory on hand.
Investing Activities
Net cash used in investing activities was $1,561 for the three months ended March 31, 2014 and consisted primarily of expenditures associated with purchases of additional equipment and construction of facilities to store 100 mesh product at our Wyeville facility and construction costs for a new terminal facility in the Permian basin. Net cash used in investing activities was $39,345 for the three months ended March 31, 2013 and consisted primarily of cash payments of $37,500 for the preferred interest in Augusta and construction costs related to a new conveyor system installed over the rail line bisecting the Wyeville facility.
Financing Activities
Net cash used in financing activities was $28,226 for the three months ended March 31, 2014, and was comprised of $14,726 of distributions to our unitholders and a $13,500 repayment of our revolving credit facility.
Net cash provided by financing activities was $30,902 for the three months ended March 31, 2013, which included receipts of $38,250 of borrowings under our revolving credit facility and $5,615 of net repayments of affiliate financing from our sponsor. These inflows were partially offset by $12,961 of distributions during the quarter.
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
Capital Requirements
Our sponsor contributed the net assets of its Wyeville facility and operations to us in connection with our initial public offering. We do not have any significant anticipated capital requirements associated with the Wyeville facility and there are currently not any significant required capital commitments related to our terminal facilities. In addition, in April 2014 we announced the planned expansion of the annual capacity of the Augusta facility by 800,000 tons. The expansion is expected to be completed in 2014 at an approximate cost of $25,000.
Revolving Credit Facility and Senior Secured Term Loan Facility
As of April 30, 2014, we have a five year $150,000 senior secured revolving credit facility. This facility amended, restated and replaced our prior $200,000 four-year senior secured revolving credit facility. As of April 30, 2014, we had no indebtedness and $144,580 of undrawn borrowing capacity ($150,000, net of $5,420 letter of credit commitments) under our amended and restated credit facility. The credit facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our revolving credit facility are secured by substantially all of our assets.

As of April 30, 2014, we have a seven year $200,000 senior secured term loan facility. As of April 30, 2014, the senior secured term loan facility was fully drawn. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not

[39]

to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility.  Borrowings under our senior secured term loan facility are secured by substantially all of our assets.
For additional information regarding our revolving credit facility and the senior secured term loan facility, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

[40]

Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to buy and sell;

•	the price at which we are able to buy and sell frac sand;

•	changes in the price and availability of natural gas or electricity;

•	changes in prevailing economic conditions;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	difficulties in obtaining or renewing environmental permits;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes and disputes with our excavation contractor;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	fires, explosions or other accidents;

•	cave-ins, pit wall failures or rock falls;

•	our ability to borrow funds and access capital markets;

•	changes in the political environment of the drilling basins in which we operate; and

•	changes in the railroad infrastructure, price, capacity and availability, including the potential for rail line washouts.
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

[41]

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(Dollars in thousands)
Quantitative and Qualitative Disclosure of Market Risks
Market risk is the risk of loss arising from adverse changes in market rates and prices. Historically, our risks have been predominantly related to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates and those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.
The market for frac sand is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the pressure pumping industry. However, because we generate a substantial amount of our revenues under long-term supply contracts, we believe we have only limited exposure to short-term fluctuations in the prices of crude oil and natural gas. We do not intend to hedge our indirect exposure to commodity risk.
Interest Rate Risk
As of March 31, 2014, we had $124,750 of debt outstanding under our credit facility, with an effective interest rate of 3.15%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate, would be approximately $393 per year.
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
A discussion of our significant accounting policies is included in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed with the SEC on February 28, 2014. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, asset retirement obligations; depletion of mineral rights; inventory valuation; and impairment of long-lived and intangible assets.

[42]

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[43]

PART II—OTHER INFORMATION

[44]

ITEM 1. LEGAL PROCEEDINGS.
Legal Proceedings
The information required by this Item is contained in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

[45]

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, except as set forth below:
We have entered into a revolving credit facility and senior secured term loan facility which contain restrictions and financial covenants that may restrict our business and financing activities.
Our revolving credit facility and senior secured term loan facility place financial restrictions and operating restrictions on our business, which may limit our flexibility to respond to opportunities and may harm our business, financial condition and results of operations.
The operating and financial restrictions and covenants in our revolving credit facility and senior secured term loan facility restrict, and potentially any other future financing agreements that we may enter into could restrict, our ability to finance future operations or capital needs, to engage in, expand or pursue our business activities or to make distributions to our unitholders. For example, our revolving credit facility contains covenants requiring us to maintain a leverage ratio of not more than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 2.50 to 1.00. Additionally, our revolving credit facility and senior secured term loan facility restrict our ability to, among other things:

•	enter into a merger, consolidate or acquire capital in or assets of other entities;

•	incur additional indebtedness;

•	incur liens on property;

•	make certain investments;

•	enter into transactions with affiliates;

•	pay cash dividends; and

•	enter into sale lease back transactions.
Our compliance with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures, finance acquisitions, equipment purchases and development expenditures, or withstand a future downturn in our business.
Our ability to comply with any such restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in the revolving credit facility or senior secured term loan facility, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We may not have, or be able to obtain, sufficient funds to make these accelerated payments. Even if we could obtain alternative financing, that financing may not be on terms that are favorable or acceptable to us. If we are unable to repay amounts borrowed, the holders of the debt could initiate a bankruptcy proceeding or liquidation proceeding against the collateral. In addition, our obligations under our revolving credit facility and senior secured term loan facility are secured by substantially all of our assets and if we are unable to repay our indebtedness as required under these facilities, the lenders could seek to foreclose on our assets.

[46]

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no sales of unregistered equity securities during the quarter ended March 31, 2014.

[47]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

[48]

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

[49]

ITEM 5. OTHER INFORMATION.
None.

[50]

ITEM 6. EXHIBITS.
The exhibits to this report are listed in the Exhibit Index.

[51]

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	May 5, 2014	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

[52]

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

10.1
Contribution Agreement by and among Hi-Crush Proppants LLC, Hi-Crush Augusta Acquisition Co. LLC and Hi-Crush Partners LP, dated April 8, 2014 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 29, 2014).

10.2*	Amended and Restated First Amendment to Supply Agreement by and between Weatherford Artificial Lift Systems, L.L.C. and Hi-Crush Operating LLC, dated May 5, 2014.

23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 28, 2014).

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

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.3	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Financial Officer, filed herewith. (1)

95.1	Mine Safety Disclosure Exhibit

101	Interactive Data Files- XBRL

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
*	Parts of this exhibit have been omitted pursuant to a request for confidential treatment.

[53]