Form 10-Q
period 2014-06-30
Hi-Crush Partners LP
filed 2014-08-05
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 19,562,374 common units, 13,640,351 subordinated units and 3,750,000 convertible Class B units outstanding on July 31, 2014.

[2]

PART I—FINANCIAL INFORMATION

[3]

ITEM 1. FINANCIAL STATEMENTS.

[4]

HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	June 30, 2014	December 31, 2013(a)
Assets
Current assets:
Cash	$31,128	$20,608
Restricted cash	690	690
Accounts receivable	46,931	37,442
Inventories	18,860	22,418
Prepaid expenses and other current assets	1,662	1,625
Total current assets	99,271	82,783
Property, plant and equipment, net	201,995	195,834
Goodwill and intangible assets, net	68,332	71,936
Other assets	10,298	3,808
Total assets	$379,896	$354,361
Liabilities, Equity and Partners’ Capital
Current liabilities:
Accounts payable	$13,075	$10,108
Accrued and other current liabilities	10,860	7,669
Due to Sponsor	6,419	10,352
Current portion of long-term debt	2,000	—
Total current liabilities	32,354	28,129
Long-term debt	195,547	138,250
Asset retirement obligation	4,751	4,628
Total liabilities	232,652	171,007
Commitments and contingencies	—	—
Equity and Partners’ capital:
General partner interest	—	—
Limited partner interests, 33,202,725 and 28,865,171 units outstanding, respectively	135,765	138,580
Class B units, 3,750,000 units outstanding	9,543	9,543
Total partners’ capital	145,308	148,123
Non-controlling interest	1,936	35,231
Total equity and partners' capital	147,244	183,354
Total liabilities, equity and partners’ capital	$379,896	$354,361

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 8.
See Notes to Unaudited Condensed Consolidated Financial Statements.

[5]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Operations
(In thousands, except unit and per unit amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013(a)	2014(a)	2013(a)
Revenues	$82,724	$37,560	$153,302	$61,837
Cost of goods sold (including depreciation, depletion and amortization)	43,859	17,824	88,025	26,744
Gross profit	38,865	19,736	65,277	35,093
Operating costs and expenses:
General and administrative expenses	6,679	4,472	13,104	7,780
Exploration expense	—	55	—	56
Accretion of asset retirement obligation	66	58	123	115
Income from operations	32,120	15,151	52,050	27,142
Other income (expense):
Interest expense	(2,315)	(714)	(3,725)	(1,028)
Net income	29,805	14,437	48,325	26,114
Income attributable to non-controlling interest	(264)	(70)	(412)	(88)
Net income attributable to Hi-Crush Partners LP	$29,541	$14,367	$47,913	$26,026
Earnings per unit:
Common units - basic	$0.77	$0.53	$1.32	$0.93
Subordinated units - basic	$0.77	$0.53	$1.32	$0.93
Common units - diluted	$0.75	$0.53	$1.25	$0.93
Subordinated units - diluted	$0.75	$0.53	$1.25	$0.93

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 8.
See Notes to Unaudited Condensed Consolidated Financial Statements.

[6]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2014(a)	June 30, 2013(a)
Operating activities:
Net income	$48,325	$26,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	3,904	2,070
Amortization of intangible assets	3,604	363
Amortization of deferred charges into interest expense	444	190
Management fees paid by Member on behalf of Hi-Crush Augusta LLC	492	604
Accretion of asset retirement obligation	123	115
Loss on replacement of equipment	—	191
Unit based compensation to independent directors and employees	353	100
Changes in operating assets and liabilities:
Accounts receivable	(9,489)	(5,629)
Prepaid expenses and other current assets	223	385
Inventories	3,285	775
Other assets	(79)	—
Accounts payable	3,236	(575)
Accrued and other current liabilities	3,191	2,168
Due to Sponsor	(3,933)	8,782
Deferred revenue	—	(1,715)
Net cash provided by operating activities	53,679	33,938
Investing activities:
Cash paid for acquisition of Hi-Crush Augusta LLC	(224,250)	—
Cash paid for acquisition of D & I Silica, LLC	—	(95,277)
Capital expenditures for property, plant and equipment	(10,061)	(6,472)
Net cash used in investing activities	(234,311)	(101,749)
Financing activities:
Proceeds from equity issuance, net	170,828	—
Proceeds from issuance of long-term debt	198,000	138,250
Repayment of long-term debt	(138,750)	(33,250)
Affiliate financing, net	—	5,615
Loan origination costs	(6,808)	(791)
Distributions paid	(32,118)	(30,559)
Net cash provided by financing activities	191,152	79,265
Net increase in cash	10,520	11,454
Cash:
Beginning of period	20,608	10,498
End of period	$31,128	$21,952
Non-cash investing and financing activities:
Decrease in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$(269)	$(3,436)
Due to affiliate balance converted into non-controlling interest	—	47,715
Transferred basis of preferred interest in Hi-Crush Augusta LLC	—	9,543
Unit based cost for acquisition of D & I Silica, LLC	—	37,358
Cash paid for interest, net of amount capitalized	3,282	676

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 8.
See Notes to Unaudited Condensed Consolidated Financial Statements.

[7]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands, except unit amounts)
(Unaudited)

			Limited Partners
	General Partner Capital	Sponsor Class B Units	Public Common Unit Capital	Sponsor Common Unit Capital	Sponsor Subordinated Unit Capital	Total Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners Capital
Balance at January 1, 2014(a)	$—	$9,543	$88,321	$—	$50,259	$138,580	$148,123	$35,231	$183,354
Issuance of limited partner units to independent directors and employees	—	—	458	—	—	458	458	—	458
Unit based compensation expense	—	—	155	—	—	155	155	—	155
Management fees paid by sponsor on behalf of the Partnership(a)	—	—	—	—	—	—	—	492	492
Issuance of 4,325,000 common units	—	—	170,828	—	—	170,828	170,828	—	170,828
Acquisition of 390,000 common units of Hi-Crush Augusta LLC	—	—	(111,794)	—	(78,257)	(190,051)	(190,051)	(34,199)	(224,250)
Cash distributions	—	—	(18,000)	—	(14,118)	(32,118)	(32,118)	—	(32,118)
Net income(a)	—	—	26,521	—	21,392	47,913	47,913	412	48,325
Balance at June 30, 2014	$—	$9,543	$156,489	$—	$(20,724)	$135,765	$145,308	$1,936	$147,244

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 8.
See Notes to Unaudited Condensed Consolidated Financial Statements.

[8]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)
1. Business and Organization
Hi-Crush Partners LP (together with its subsidiaries, the “Partnership”, “we”, “us” or “our”) is a Delaware limited partnership formed on May 8, 2012 to acquire selected sand reserves and related processing and transportation facilities of Hi-Crush Proppants LLC. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC, our general partner (the “General Partner” or “Hi-Crush GP”), and a 100.0% limited partner interest to Hi-Crush Proppants LLC (the “sponsor”), its organizational limited partner.
On January 31, 2013, the Partnership entered into an agreement with the sponsor to acquire a preferred interest in Hi-Crush Augusta LLC (“Augusta”), the entity that owned the sponsor’s Augusta facility, which is located in Eau Claire County, Wisconsin, for $37,500 in cash and 3,750,000 newly issued convertible Class B units in the Partnership. The sponsor does not receive distributions on the Class B units unless certain thresholds are met and until they convert into common units. The conditions precedent to conversion of the Class B units will be satisfied upon payment of our distribution on August 15, 2014 and, upon such payment, the sponsor, who is the sole owner of our Class B units, has elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis.  The sponsor will be entitled to receive a per unit distribution on the newly converted common units for the second quarter of 2014 in an amount equal to the per unit distribution to be paid to all the common and subordinated units for the same period.
On June 10, 2013, the Partnership acquired an independent frac sand supplier, D & I Silica, LLC (“D&I”), transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and distributor. The Partnership acquired D&I for $95,159 in cash and 1,578,947 common units (See Note 4 – Business Combination – Accounting for Acquisition of D&I). Founded in 2006, D&I was the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales. We operate through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio, New York and Texas.
On April 8, 2014, the Partnership entered into a contribution agreement with the sponsor to acquire substantially all of the remaining equity interests in the sponsor’s Augusta facility for cash consideration of $224,250 (the “Augusta Contribution”). To finance the Augusta Contribution and refinance the Partnership’s revolving credit facility, (i) on April 8, 2014, the Partnership commenced a primary public offering of 4,250,000 common units representing limited partnership interests in the Partnership and (ii) on April 28, 2014, the Partnership entered into a $200,000 senior secured term loan facility with certain lenders. The Partnership’s primary public offering closed on April 15, 2014. On May 9, 2014, the Partnership issued an additional 75,000 common units pursuant to the partial exercise of the underwriters' over-allotment option in connection with the April 2014 primary public offering. Net proceeds to the Partnership from the primary offering and the exercise of the over-allotment option totaled $170,828. Upon receipt of the proceeds from the public offering on April 15, 2014, the Partnership paid off the outstanding balance of $124,750 under its revolving credit facility. The Augusta Contribution closed on April 28, 2014, and at closing, the Partnership’s preferred equity interest in Augusta was converted into common equity interests of Augusta. Following the Augusta Contribution, the Partnership owned 98.0% of Augusta’s common equity interests. In addition, on April 28, 2014, the Partnership entered into a $150,000 senior secured revolving credit facility with various financial institutions by amending and restating its prior $200,000 revolving credit facility.

[9]

2. Basis of Presentation and Use of Estimates
The accompanying unaudited interim Condensed Consolidated Financial Statements (“interim statements”) of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Partnership’s Consolidated Financial Statements for the year ended December 31, 2013, which are included in the Partnership’s Annual Report on Form 10-K filed with the SEC on February 28, 2014. The year-end balance sheet data was derived from the audited financial statements, as recasted, but does not include all disclosures required by GAAP.
The Augusta Contribution was accounted for as a transaction between entities under common control whereby Augusta's net assets were recorded at their historical cost. Therefore, the Partnership's historical financial information was recast to combine Augusta and the Partnership as if the combination had been in effect since inception of common control. Refer to Note 8 for additional disclosure regarding the Augusta Contribution.
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
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $200,996 as of June 30, 2014, based on the market price quoted from external sources, compared with a carrying value of $199,500. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
Net Income per Limited Partner Unit
We have identified the sponsor’s incentive distribution rights as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any sponsor incentive distributions, by the weighted-average number of outstanding common and subordinated units. Through March 31, 2014, basic and diluted net income per unit are the same as there were no potentially dilutive common or subordinated units outstanding.
As the 3,750,000 Class B units do not have voting rights or rights to share in the Partnership’s periodic earnings, either through participation in its distributions or through an allocation of its undistributed earnings or losses, they are not deemed to be participating securities in their current form. In addition, the conversion of the Class B units into common units is fully contingent upon the satisfaction of defined criteria pertaining to the cumulative payment of distributions and earnings per unit of the Partnership as described in Note 10. As such, until all of the defined payment and earnings criteria are satisfied, the Class B units are not included in our calculation of either basic or diluted earnings per unit. The Partnership expects the Class B units will convert to common units on August 15, 2014, at which time income allocations will commence on such units. The sponsor will be entitled to receive a per unit distribution on the newly converted common units for the second quarter of 2014 in an amount equal to the per unit distribution to be paid to all the common and subordinated units for the same period. As a result, this distribution was deducted from the calculation of limited partners' interest in net income for the second quarter of 2014. In addition, the Class B units were included in our calculation of diluted earnings per unit for the second quarter of 2014.
As described in Note 2, the Partnership's historical financial information has been recast to consolidate Augusta for all periods presented. The amounts of incremental income or losses recasted to periods prior to the Augusta Contribution are excluded from the calculation of net income per limited partner unit.

[11]

Income Taxes
The Partnership and the sponsor are pass-through entities and are not considered taxing entities for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At June 30, 2014 and December 31, 2013, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.
Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amended guidance, which may be applied on a prospective or retrospective basis, will be effective for the Partnership beginning January 1, 2016. The Partnership anticipates that the adoption of this amended guidance will not materially affect its financial position, results of operations or cash flows.

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance, as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  The authoritative guidance, which may be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application, will be effective for the Partnership beginning January 1, 2017. Early adoption is not permitted. The Partnership is currently evaluating the potential method and impact of this authoritative guidance on its consolidated financial statements.

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
The acquisition was accounted for under the acquisition method of accounting whereby management assessed the net assets acquired and recognized amounts for the identified assets acquired and liabilities assumed. The total purchase price of $132,517 was allocated to the net assets acquired as follows:

Assets acquired:
Cash	$204
Restricted cash	688
Accounts receivable	17,908
Inventories	10,372
Prepaid expenses and other current assets	809
Property, plant and equipment	39,242
Intangible assets	41,878
Goodwill	33,745
Other assets	113
Total assets acquired	144,959
Liabilities assumed:
Accounts payable	11,646
Accrued liabilities and other current liabilities	796
Total liabilities assumed	12,442
Fair value of net assets acquired	$132,517
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

	Three Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2013
	Pro Forma	Pro Forma
Revenues	$64,170	$116,889
Net income attributable to Hi-Crush Partners LP	$20,484	$35,877
Net income per limited partner unit:
Common units – basic and diluted	$0.72	$1.22
Subordinated units – basic and diluted	$0.72	$1.22

The pro forma financial information includes the impact of the following pro forma adjustments:

	Three Months	Six Months
	Ended	Ended
Pro Forma Debit / (Credit) Adjustments	June 30, 2013	June 30, 2013
Acquisition related expenses	$(4,775)	$(4,775)
Other general and administrative expenses	(36)	(117)
Interest expense on debt issued to fund acquisition	589	1,226
Depreciation and amortization	(206)	(8)
Increase in weighted average common units outstanding	1,231,926	1,405,362

[13]

5. Goodwill and Intangible Assets
Changes in goodwill and intangible assets consisted of the following during the six months ended June 30, 2014:

	Goodwill	Intangible Assets
Balance at December 31, 2013	$33,745	$38,191
Amortization expense	—	(3,604)
Balance at June 30, 2014	$33,745	$34,587
Goodwill
As of June 30, 2014, the Partnership had goodwill of $33,745 based on the allocation of the purchase price of its acquisition of D&I.
Intangible Assets
Intangible assets arising from the acquisition of D&I consisted of the following:

	Useful life	June 30, 2014
Supplier agreements	1-20 Years	$21,997
Customer contracts and relationships	1-10 Years	18,132
Other intangible assets	1-3 Years	1,749
Intangible assets		41,878
Less: Accumulated amortization		(7,291)
Intangible assets, net		$34,587
Amortization expense was $3,604 and $363 for the six months ended June 30, 2014 and 2013, respectively. Amortization expense was $1,067 and $363 for the three months ended June 30, 2014 and 2013, respectively. The weighted average remaining life of intangible assets was 12 years as of June 30, 2014. As of June 30, 2014, future amortization is as follows:

Fiscal Year	Amortization
2014 (Six Months)	$1,523
2015	2,967
2016	2,938
2017	2,850
2018	2,850
Thereafter	21,459
$34,587

[14]

6. Inventories
Inventories consisted of the following:

	June 30, 2014	December 31, 2013
		Recasted
Raw material	$226	$706
Work-in-process	7,126	9,075
Finished goods	10,145	11,585
Spare parts	1,363	1,052
	$18,860	$22,418

[15]

7. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2014	December 31, 2013
		Recasted
Buildings	$3,828	$3,814
Mining property and mine development	40,079	39,690
Plant and equipment	113,475	108,627
Rail and rail equipment	22,505	20,421
Transload facilities and equipment	30,807	30,265
Construction-in-progress	4,598	2,684
Property, plant and equipment	215,292	205,501
Less: Accumulated depreciation and depletion	(13,297)	(9,667)
Property, plant and equipment, net	$201,995	$195,834
Depreciation and depletion expense was $2,428 and $1,505 during the three months ended June 30, 2014 and 2013, respectively. Depreciation and depletion expense was $3,904 and $2,070 for the six months ended June 30, 2014 and 2013, respectively. The Partnership recognized a loss on the replacement of equipment of $191 during the six months ended June 30, 2013.

[16]

8. Acquisition of Hi-Crush Augusta LLC
On January 31, 2013, the Partnership entered into an agreement with our sponsor to acquire 100,000 preferred units in Augusta, the entity that owned our sponsor’s Augusta facility, for $37,500 in cash and 3,750,000 newly issued convertible Class B units in the Partnership. In connection with this acquisition, the Partnership incurred $451 of acquisition-related costs during the three and six months ended June 30, 2013. Such expenses are included in general and administrative expenses in the Partnership's condensed consolidated statement of operations.
On April 28, 2014, the Partnership acquired 390,000 common units in Augusta for cash consideration of $224,250. In connection with this acquisition, the Partnership’s preferred equity interest in Augusta was converted into 100,000 common units of Augusta. Following this transaction, the Partnership maintained a 98.0% controlling interest in Augusta’s common units, with the sponsor owning the remaining 2.0% of common units. In connection with the Augusta Contribution, the Partnership incurred $768 of acquisition-related costs during the three and six months ended June 30, 2014. Such expenses are included in general and administrative expenses in the Partnership's condensed consolidated statement of operations.
The Augusta Contribution was accounted for as a transaction between entities under common control whereby Augusta's net assets were recorded at their historical cost. The difference between the consideration paid and the recasted historical cost of the net assets acquired was allocated in accordance with the partnership agreement to the common and subordinated unitholders based on their respective number of units outstanding as of April 28, 2014. However, this deemed distribution did not affect the tax basis capital accounts of the common and subordinated unitholders.
The Partnership's historical financial information was recast to combine the Condensed Consolidated Statements of Operations and the Condensed Consolidated Balance Sheets of the Partnership with those of Augusta as if the combination had been in effect since inception of common control. Any material transactions between the Partnership and Augusta have been eliminated. The balance of non-controlling interest as of December 31, 2013 represents the sponsor's interest in Augusta prior to the combination. Except for the combination of Condensed Consolidated Statements of Operations and the respective allocation of recasted net income between the controlling and non-controlling interest, capital transactions between the sponsor and Augusta prior to April 28, 2014 have not been allocated on a recasted basis to the common and subordinated unitholders. Such transactions are presented within the non-controlling interest column in the Condensed Consolidated Statement of Partners' Capital as the Partnership and its unitholders would not have participated in these transactions.
The following table summarizes the carrying value of Augusta's assets as of April 28, 2014, and the allocation of the cash consideration paid:

Net assets of Hi-Crush Augusta LLC as of April 28, 2014:
Cash	$1,035
Accounts receivable	9,816
Inventories	4,012
Prepaid expenses and other current assets	114
Due from Hi-Crush Partners LP	1,756
Property, plant and equipment	84,900
Accounts payable	(3,379)
Accrued liabilities and other current liabilities	(2,926)
Due to sponsor	(4,721)
Asset retirement obligation	(2,993)
Total carrying value of Augusta's net assets	$87,614

Allocation of purchase price
Carrying value of sponsor's non-controlling interest prior to Augusta Contribution	$35,951
Less: Carrying value of 2% of non-controlling interest retained by sponsor	(1,752)
Purchase price allocated to non-controlling interest acquired	34,199
Excess purchase price over the historical cost of the acquired non-controlling interest(a)	190,051
Cost of Augusta acquisition	$224,250

(a) The deemed distribution attributable to the excess purchase price was allocated to the common and subordinated unitholders based on the respective number of units outstanding as of April 28, 2014.
The following tables present our recasted revenues, net income and net income attributable to Hi-Crush Partners LP per limited partner unit giving effect to the Augusta Contribution, as reconciled to the revenues, net income and net income attributable to

[17]

Hi-Crush Partners LP per limited partnership unit of the Partnership. The amounts presented as "Partnership Consolidated" include the revenues and net income of Hi-Crush Augusta LLC from April 28, 2014 forward.

	Three Months Ended June 30, 2014
		Augusta
	Partnership	Through		Partnership
	Consolidated	April 28, 2014	Eliminations	Recasted
Revenues	$76,274	$7,773	$(1,323)	$82,724
Net income	$30,521	$3,512	$(4,228)	$29,805
Net income attributable to Hi-Crush Partners LP per limited partner unit	$0.77			$0.75

	Three Months Ended June 30, 2013
	Partnership	Augusta		Partnership
	Historical	Historical	Eliminations	Recasted
Revenues	$27,101	$11,015	$(556)	$37,560
Net income	$14,681	$3,506	$(3,750)	$14,437
Net income attributable to Hi-Crush Partners LP per limited partner unit	$0.53			$0.52

	Six Months Ended June 30, 2014
		Augusta
	Partnership	Through		Partnership
	Consolidated	April 28, 2014	Eliminations	Recasted
Revenues	$132,102	$25,356	$(4,156)	$153,302
Net income	$44,784	$11,398	$(7,857)	$48,325
Net income attributable to Hi-Crush Partners LP per limited partner unit	$1.32			$1.40

	Six Months Ended June 30, 2013
	Partnership	Augusta		Partnership
	Historical	Historical	Eliminations	Recasted
Revenues	$46,729	$16,072	$(964)	$61,837
Net income	$25,464	$4,400	$(3,750)	$26,114
Net income attributable to Hi-Crush Partners LP per limited partner unit	$0.93			$0.95

[18]

9. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
Term loan credit facility	$197,547	$—
Partnership credit facility	—	138,250
Less: current portion of long-term debt	(2,000)	—
	$195,547	$138,250
Revolving Credit Facility
On August 21, 2012, the Partnership entered into a credit agreement (the “Prior Credit Agreement”) providing for a $100,000 senior secured revolving credit facility (the “Prior Credit Facility”) with a term of four years. In connection with our acquisition of a preferred interest in Augusta, on January 31, 2013, the Partnership entered into a consent and first amendment to the Prior Credit Agreement whereby the lending banks, among other things, (i) consented to the amendment and restatement of the partnership agreement of the Partnership and (ii) agreed to amend the Prior Credit Agreement to permit the acquisition by the Partnership of a preferred equity interest in Hi-Crush Augusta LLC. On May 9, 2013, in connection with our acquisition of D&I, the Partnership entered into a commitment increase agreement and second amendment to the Prior Credit Agreement whereby the lending banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 and addition of lenders to the lending bank group. The outstanding balance under the Prior Credit Facility was paid in full on April 15, 2014.
On April 28, 2014, the Partnership replaced the Prior Credit Facility by entering into an amended and restated credit agreement (the "Revolving Credit Agreement"). The Revolving Credit Agreement is a senior secured revolving credit facility (the "Revolving Credit Facility") that permits aggregate borrowings of up to $150,000, including a $25,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans. The Revolving Credit Facility matures on April 28, 2019.
The Revolving Credit Facility is secured by substantially all assets of the Partnership. In addition, the Partnership's subsidiaries have guaranteed the Partnership's obligations under the Revolving Credit Agreement and have granted to the revolving lenders security interests in substantially all of their respective assets.
Borrowings under the Revolving Credit Agreement bear interest at a rate equal to, at the Partnership's option, either (1) a base rate plus an applicable margin ranging between 1.25% per annum and 2.50% per annum, based upon the Partnership's leverage ratio, or (2) a Eurodollar rate plus an applicable margin ranging between 2.25% per annum and 3.50% per annum, based upon the Partnership's leverage ratio.
The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Revolving Credit Agreement also requires compliance with customary financial covenants, which are a leverage ratio and minimum interest coverage ratio. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Revolving Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of June 30, 2014, we were in compliance with the covenants contained in the Revolving Credit Agreement.
As of June 30, 2014, we had no indebtedness and $143,813 of undrawn borrowing capacity ($150,000, net of $6,187 letter of credit commitments) under our Revolving Credit Facility.
Term Loan Credit Facility
On April 28, 2014, the Partnership entered into a credit agreement (the "Term Loan Credit Agreement") providing for a senior secured term loan credit facility (the “Term Loan Credit Facility”) that permits aggregate borrowings of up to $200,000, which was fully drawn on April 28, 2014. The Term Loan Credit Agreement permits the Partnership, at its option, to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental term loan facility would be on terms to be agreed among the Partnership, the administrative agent and the lenders who agree to participate in the incremental facility. The maturity date of the Term Loan Credit Facility is April 28, 2021.
The Term Loan Credit Agreement is secured by substantially all assets of the Partnership. In addition, the Partnership’s subsidiaries have guaranteed the Partnership’s obligations under the Term Loan Credit Agreement and have granted to the lenders security interests in substantially all of their respective assets.

[19]

Borrowings under the Term Loan Credit Agreement bear interest at a rate equal to, at the Partnership’s option, either (1) a base rate plus an applicable margin of 2.75% per annum or (2) a Eurodollar rate plus an applicable margin of 3.75% per annum, subject to a LIBOR floor of 1.00%.
The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.
As of June 30, 2014, we had $197,547 indebtedness ($199,500, net of $1,953 of discounts) under our the Term Loan Credit Facility, which carried an interest rate of 4.75% as of June 30, 2014.

[20]

10. Equity
As of June 30, 2014, our sponsor owned 13,640,351 subordinated units and 3,750,000 Class B units, representing a 41.1% ownership interest in the limited partner units and a 100% ownership interest in the Class B units of the Partnership. In addition, our sponsor is the owner of our General Partner.
Class B Units
On January 31, 2013, the Partnership issued 3,750,000 subordinated Class B units and paid $37,500 in cash to our sponsor in return for 100,000 preferred equity units in our sponsor’s Augusta facility. Our sponsor does not receive distributions on the Class B units until converted into common units of the Partnership. The Class B units are eligible for conversion into common units once the Partnership has, for two consecutive quarters, (i) generated operating surplus equal to at least $2.31 per common unit, subordinated unit and Class B unit on an annualized basis and (ii) paid $2.10 per unit in annualized distributions on each common and subordinated unit, or 110% of the current minimum quarterly distribution for a period of two consecutive quarters, and our General Partner has determined, with the concurrence of the conflicts committee of the board of directors of our General Partner, that we are expected to maintain such performance for at least two succeeding quarters. Class B units do not have voting rights or rights to share in the Partnership’s periodic earnings, either through participation in its distributions or through an allocation of its undistributed earnings or losses. The conditions precedent to conversion of the Class B units will be satisfied upon payment of our distribution on August 15, 2014 and, upon such payment, the sponsor, who is the sole owner of our Class B units, has elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis.  The sponsor will be entitled to receive a per unit distribution on the newly converted common units for the second quarter of 2014 in an amount equal to the per unit distribution to be paid to all the common and subordinated units for the same period.
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
During the three and six months ended June 30, 2014, no net income was allocated to our Class B units or the holders of incentive distribution rights.
Incentive Distribution Rights
Incentive distribution rights represent the right to receive increasing percentages (ranging from 15.0% to 50.0%) of quarterly distributions from operating surplus after minimum quarterly distribution and target distribution levels exceed $0.54625 per unit per quarter. Our sponsor currently holds the incentive distribution rights, but it may transfer these rights at any time. On July 16, 2014, a distribution of $168 was declared for our holders of incentive distribution rights to be paid on August 15, 2014.
Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our common and subordinated unitholders and our sponsor will receive.
Our recent distributions have been as follows:

Declaration Date	Amount Declared Per Unit (a)	Record Date	Date Paid	Amount Paid to Common and Subordinated Units
January 17, 2013	$0.4750	February 1, 2013	February 15, 2013	$12,961
April 16, 2013	$0.4750	May 1, 2013	May 15, 2013	$12,961
July 17, 2013	$0.4750	August 1, 2013	August 15, 2013	$13,711
October 17, 2013	$0.4900	November 1, 2013	November 15, 2013	$14,144
January 15, 2014	$0.5100	January 31, 2014	February 14, 2014	$14,726
April 16, 2014	$0.5250	May 1, 2014	May 15, 2014	$17,392
July 16, 2014 (b)	$0.5750	August 1, 2014	August 15, 2014	$19,092

(a)	For all common and subordinated units.

(b)
A distribution of $168 was declared for our holders of incentive distribution rights. In addition, the holder of the common units upon conversion from Class B units will be entitled to receive the same per unit distribution declared for the second quarter to be paid on August 15, 2014.

[21]

Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Weighted average limited partner units outstanding:	2014	2013	2014	2013
Common units - basic	18,828,359	13,992,894	17,040,874	13,819,458
Subordinated units - basic	13,640,351	13,640,351	13,640,351	13,640,351
Common units - diluted	22,721,490	13,992,894	20,934,005	13,819,458
Subordinated units - diluted	13,640,351	13,640,351	13,640,351	13,640,351
For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and the subordinated units are treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities. As the Class B units do not have rights to share in the Partnership’s periodic earnings, whether through participation in its distributions or through an allocation of its undistributed earnings or losses, they are not participating securities in their current form. In addition, the conversion of the Class B units into common units is fully contingent upon the satisfaction of defined criteria pertaining to the cumulative payment of distributions and earnings per unit of the Partnership as described in this Note 10. As such, until all of the defined payment and earnings criteria are satisfied, the Class B units were not included in our calculation of either basic or diluted earnings per unit. The Partnership expects the Class B units will convert to common units on August 15, 2014, at which time income allocations will commence on such units. The sponsor will be entitled to receive a per unit distribution on the newly converted common units for the second quarter of 2014 in an amount equal to the per unit distribution to be paid to all the common and subordinated units for the same period. As a result, this distribution was deducted from the calculation of limited partners' interest in net income for the second quarter of 2014. In addition, the Class B units were included in our calculation of diluted earnings per unit for the three and six months ended June 30, 2014 above. Diluted earnings per unit for the three and six months ended June 30, 2014 also includes the dilutive effect of LTIP awards granted in June 2014 (see Note 11) at the assumed number of units which would have vested if the performance period had ended on June 30, 2014.
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
The following table provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per unit for the three months ended June 30, 2014 (in thousands, except per unit amounts):

[22]

	General Partner and IDRs	Common Units	Subordinated Units	Class B Units	Total
Declared distribution	$168	$11,249	$7,843	$2,156	$21,416
Assumed allocation of undistributed net income attributable to the Partnership	3,310	3,183	2,612	—	9,105
Limited partners’ interest in net income	$3,478	$14,432	$10,455	$2,156	$30,521
Recast adjustments to include the results of operations of Hi-Crush Augusta LLC and income attributable to non-controlling interest					(980)
Net income attributable to Hi-Crush Partners LP					$29,541
Earnings per unit - basic		$0.77	$0.77
Earnings per unit - diluted (1)		$0.75	$0.75

(1) Diluted earnings per unit includes the impact of income allocations attributable to a conversion of the Class B units into common units.
The following table provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per unit for the six months ended June 30, 2014 (in thousands, except per unit amounts):

	General Partner and IDRs	Common Units	Subordinated Units	Class B Units	Total
Declared distribution	$168	$21,479	$15,004	$2,156	$38,807
Assumed allocation of undistributed net income attributable to the Partnership	1,892	1,053	3,032	—	5,977
Limited partners’ interest in net income	$2,060	$22,532	$18,036	$2,156	$44,784
Recast adjustments to include the results of operations of Hi-Crush Augusta LLC and income attributable to non-controlling interest					3,129
Net income attributable to Hi-Crush Partners LP					$47,913
Earnings per unit - basic		$1.32	$1.32
Earnings per unit - diluted (1)		$1.25	$1.25

(1) Diluted earnings per unit includes the impact of income allocations attributable to a conversion of the Class B units into common units.
Recasted Augusta Equity Transactions
During the six months ended June 30, 2014, the sponsor provided $492 of management services and other expenses paid on behalf of Augusta. Such costs are recognized as non-cash capital contributions in the accompanying financial statements.

[23]

11. Unit Based Compensation
Long-Term Incentive Plan
On August 21, 2012, Hi-Crush GP adopted the Hi-Crush Partners LP Long Term Incentive Plan (the “Plan”) for employees, consultants and directors of Hi-Crush GP and those of its affiliates, including our sponsor, who perform services for the Partnership. The Plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The Plan limits the number of common units that may be issued pursuant to awards under the Plan to 1,364,035 units. Common units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The Plan is administered by Hi-Crush GP’s Board of Directors or a committee thereof.
The cost of services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award and that cost is generally recognized over the vesting period of the award.
Performance Phantom Units - Equity Settled
The Partnership has awarded Performance Phantom Units ("PPUs") pursuant to the Plan to certain employees. The number of PPUs that will vest will range from 0% to 200% of the number of initially granted PPUs and is dependent on the Partnership's total unitholder return over a three-year performance period compared to the total unitholder return of a designated peer group. Each PPU represents the right to receive, upon vesting, one common unit representing limited partner interests in the Partnership. The PPUs are also entitled to forfeitable distribution equivalent rights ("DERs"), which accumulate during the performance period and are paid in cash on the date of settlement. The fair value of each PPU is estimated using a fair value approach and is amortized into compensation expense, reduced for an estimate of expected forfeitures, over the period of service corresponding with the vesting period. Expected volatility is based on the historical market performance of our peer group. The following table presents information relative to our PPUs.

		Grant Date
		Weighted -
		Average Fair
	Units	Value per Unit
Outstanding at January 1, 2014	—
Granted	64,414	$65.57
Outstanding at June 30, 2014	64,414	$65.57
As of June 30, 2014, total compensation expense not yet recognized related to unvested PPUs was $4,087, with a weighted average remaining service period of 2.5 years.
Time-Based Phantom Units - Equity Settled
The Partnership has awarded Time-based Phantom Units ("TPUs") pursuant to the Plan to certain employees which automatically vest if the employee remains employed at the end of a three-year vesting period. Each TPU represents the right to receive, upon vesting, one common unit representing limited partner interests in the Partnership. The TPUs are also entitled to forfeitable DERs, which accumulate during the vesting period and are paid in cash on the date of settlement. The fair value of each TPU is calculated based on the grant-date unit price and is amortized into compensation expense, reduced for an estimate of expected forfeitures, over the period of service corresponding with the vesting period. The following table presents information relative to our TPUs.

		Grant Date
	Units	Value per Unit
Outstanding at January 1, 2014	—
Granted	14,303	$47.24
Outstanding at June 30, 2014	14,303	$47.24
As of June 30, 2014, total compensation expense not yet recognized related to unvested TPUs was $657, with a weighted average remaining service period of 3 years.
Board and Other Unit Grants
The Partnership issued 5,532 and 5,522 common units to its independent directors during the six months ended June 30, 2014 and June 30, 2013, respectively. During the six months ended June 30, 2014, the Partnership issued 7,022 common units to certain employees which vest over a two year period.
Compensation Expense
The following table presents total compensation expense for unit-based compensation:

[24]

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Performance Phantom Units	$136	$—	$136	$—
Time-based Phantom Units	19	—	19	—
Director and other unit grants	115	—	198	100
Total compensation expense	$270	$—	$353	$100

[25]

12. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the “Services Agreement”) by and among the General Partner, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended June 30, 2014 and 2013, the Partnership incurred $2,390 and $1,025, respectively, of management and administrative service expenses from Hi-Crush Services. During the six months ended June 30, 2014 and 2013, the Partnership incurred $4,359 and $1,841, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of June 30, 2014, an outstanding balance of $6,419 payable to our sponsor is maintained as a current liability under the caption “Due to Sponsor.”

[26]

13. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. It conducts operations through its one operating segment titled "Frac Sand Sales". This reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

[27]

14. Commitments and Contingencies
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through June 30, 2014, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to these customers under these contracts.
D&I has entered into a long-term supply agreement with a supplier which includes a requirement to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreements are not in excess of our current requirements.
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from the Wyeville and Augusta facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $3,820 and $2,185 for the three months ended June 30, 2014 and 2013, respectively, and $6,732 and $3,439 for the six months ended June 30, 2014 and 2013, respectively.
The Partnership has long-term leases for rail access, railcars and equipment at its terminal sites, which are also under long-term lease agreements with various railroads. As of June 30, 2014, future minimum operating lease payments are as follows:

Fiscal Year	Amount
2014 (Six Months)	$3,982
2015	7,666
2016	6,748
2017	6,535
2018	5,992
Thereafter	7,785
$38,708
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
Following the Partnership’s November 2012 announcement that Hi-Crush Operating LLC had formally terminated its supply agreement with Baker Hughes in response to the repudiation of the agreement by Baker Hughes, the Partnership, our General Partner, certain of its officers and directors and its underwriters were named as defendants in purported securities class action lawsuits brought by the Partnership’s unitholders in the United States District Court for the Southern District of New York. On February 11, 2013, the lawsuits were consolidated into one lawsuit, styled In re: Hi-Crush Partners L.P. Securities Litigation, No. 12-Civ-8557 (CM). A consolidated amended complaint was filed on February 15, 2013. That complaint asserted claims under sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, or the Securities Act, and sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Partnership’s Registration Statement and a subsequent presentation. Among other things, the consolidated amended complaint alleges that defendants failed to disclose to the market certain alleged information relating to Baker Hughes’ repudiation of the supply agreement. On March 22, 2013, the Partnership filed a motion to dismiss the complaint. On December 2, 2013, the court issued an order dismissing the claims relating to the Partnership’s Registration Statement, but did not dismiss the claims relating to alleged misrepresentations concerning the Partnership’s relationship with Baker Hughes after the Partnership’s initial public offering. The Partnership and the remaining defendants in the lawsuit have filed answers to the complaint. The Partnership believes the case is without merit and intends to vigorously defend itself. The Partnership cannot provide assurance, however, as to the outcome of this lawsuit.
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

[28]

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

[29]

15. Asset Retirement Obligation
Although the ultimate amount of reclamation and closure costs to be incurred is uncertain, the Partnership maintains a post-closure reclamation and site restoration obligations as follows:

Balance at December 31, 2013 (Recasted)	$4,628
Additions to liabilities	—
Accretion expense	123
Balance at June 30, 2014	$4,751

[30]

16. Supplemental Condensed Consolidating Financial Information
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the subsidiaries of the Partnership (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities) as of March 31, 2014 was a 100 percent directly or indirectly owned subsidiary of the Partnership (the “guarantors”), will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. As of June 30, 2014, the guarantors were our sole subsidiaries, other than Hi-Crush Finance Corp. and Hi-Crush Augusta Acquisition Co. LLC, which are our 100% owned subsidiaries, and Augusta, of which we own 98.0% of the common equity interests.
As of June 30, 2014, the Partnership had no assets or operations independent of its subsidiaries, and there were no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. As of June 30, 2014, none of the assets of our subsidiaries represented restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
For the purpose of the following financial information, the Partnership's investments in its subsidiaries are presented in accordance with the equity method of accounting. The operations, cash flows and financial position of the co-issuer are not material and therefore have been included with the parent's financial information.
Condensed consolidating financial information for the Partnership and its combined guarantor and combined non-guarantor subsidiaries is as follows for the dates and periods indicated.

[31]

Condensed Consolidating Balance Sheet
As of June 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$22,442	$6,012	$2,674	$—	$31,128
Restricted cash	—	690	—	—	690
Accounts receivable	—	39,408	7,523	—	46,931
Intercompany receivables	124,721	90,111	—	(214,832)	—
Inventories	—	16,236	5,168	(2,544)	18,860
Prepaid expenses and other current assets	446	1,142	74	—	1,662
Total current assets	147,609	153,599	15,439	(217,376)	99,271
Property, plant and equipment, net	6	114,553	87,436	—	201,995
Goodwill and intangible assets, net	—	68,332	—	—	68,332
Investment in consolidated affiliates	188,621	—	224,250	(412,871)	—
Other assets	7,879	2,419	—	—	10,298
Total assets	$344,115	$338,903	$327,125	$(630,247)	$379,896
Liabilities, Equity and Non-Controlling Interest
Current liabilities:
Accounts payable	$82	$10,161	$2,832	$—	$13,075
Accrued and other current liabilities	324	5,189	5,347	—	10,860
Intercompany payables	—	—	214,832	(214,832)	—
Due to Sponsor	854	1,283	4,282	—	6,419
Current portion of long-term debt	2,000	—	—	—	2,000
Total current liabilities	3,260	16,633	227,293	(214,832)	32,354
Long-term debt	195,547	—	—	—	195,547
Asset retirement obligation	—	1,736	3,015	—	4,751
Total liabilities	198,807	18,369	230,308	(214,832)	232,652
Commitments and contingencies	—	—	—	—	—
Equity and Non-Controlling Interest:
Equity	145,308	320,534	94,881	(415,415)	145,308
Non-controlling interest	—	—	1,936	—	1,936
Total equity and non-controlling interest	145,308	320,534	96,817	(415,415)	147,244
Total liabilities, equity and non-controlling interest	$344,115	$338,903	$327,125	$(630,247)	$379,896

[32]

Condensed Consolidating Balance Sheet
As of December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$12,056	$3,991	$4,561	$—	$20,608
Restricted cash	—	690	—	—	690
Accounts receivable	—	31,581	5,861	—	37,442
Intercompany receivables	—	54,468	1,311	(55,779)	—
Inventories	—	16,265	7,102	(949)	22,418
Prepaid expenses and other current assets	573	859	193	—	1,625
Total current assets	12,629	107,854	19,028	(56,728)	82,783
Property, plant and equipment, net	7	113,335	82,492	—	195,834
Goodwill and intangible assets, net	—	71,936	—	—	71,936
Investment in consolidated affiliates	329,604	—	—	(329,604)	—
Other assets	1,467	2,341	—	—	3,808
Total assets	$343,707	$295,466	$101,520	$(386,332)	$354,361
Liabilities, Equity and Non-Controlling Interest
Current liabilities:
Accounts payable	$219	$8,087	$1,802	$—	$10,108
Accrued and other current liabilities	459	3,917	3,293	—	7,669
Intercompany payables	55,779	—	—	(55,779)	—
Due to Sponsor	877	382	9,093	—	10,352
Total current liabilities	57,334	12,386	14,188	(55,779)	28,129
Long-term debt	138,250	—	—	—	138,250
Asset retirement obligation	—	1,673	2,955	—	4,628
Total liabilities	195,584	14,059	17,143	(55,779)	171,007
Commitments and contingencies	—	—	—	—	—
Equity and Non-Controlling Interest:
Equity	148,123	281,407	49,146	(330,553)	148,123
Non-controlling interest	—	—	35,231	—	35,231
Total equity and non-controlling interest	148,123	281,407	84,377	(330,553)	183,354
Total liabilities, equity and non-controlling interest	$343,707	$295,466	$101,520	$(386,332)	$354,361

[33]

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$70,518	$23,195	$(10,989)	$82,724
Cost of goods sold (including depreciation, depletion and amortization)	—	43,375	9,574	(9,090)	43,859
Gross profit	—	27,143	13,621	(1,899)	38,865
Operating costs and expenses:
General and administrative expenses	3,859	2,464	356	—	6,679
Exploration expense	—	—	—	—	—
Accretion of asset retirement obligation	—	34	32	—	66
Income from operations	(3,859)	24,645	13,233	(1,899)	32,120
Other income (expense):
Earnings from consolidated affiliates	35,689	—	—	(35,689)	—
Interest expense	(2,289)	(1)	(25)	—	(2,315)
Net income	29,541	24,644	13,208	(37,588)	29,805
Income attributable to non-controlling interest	—	—	(264)	—	(264)
Net income attributable to Hi-Crush Partners LP	$29,541	$24,644	$12,944	$(37,588)	$29,541

	Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$128,752	$40,778	$(16,228)	$153,302
Cost of goods sold (including depreciation, depletion and amortization)	—	84,653	18,864	(15,492)	88,025
Gross profit	—	44,099	21,914	(736)	65,277
Operating costs and expenses:
General and administrative expenses	6,167	5,747	1,190	—	13,104
Exploration expense	—	—	—	—	—
Accretion of asset retirement obligation	—	63	60	—	123
Income from operations	(6,167)	38,289	20,664	(736)	52,050
Other income (expense):
Earnings from consolidated affiliates	57,723	—	—	(57,723)	—
Interest expense	(3,643)	(20)	(62)	—	(3,725)
Net income	47,913	38,269	20,602	(58,459)	48,325
Income attributable to non-controlling interest	—	—	(412)	—	(412)
Net income attributable to Hi-Crush Partners LP	$47,913	$38,269	$20,190	$(58,459)	$47,913

[34]

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$27,101	$11,015	$(556)	$37,560
Cost of goods sold (including depreciation, depletion and amortization)	—	11,585	6,795	(556)	17,824
Gross profit	—	15,516	4,220	—	19,736
Operating costs and expenses:
General and administrative expenses	3,340	507	625	—	4,472
Exploration expense	—	45	10	—	55
Accretion of asset retirement obligation	—	30	28	—	58
Income from operations	(3,340)	14,934	3,557	—	15,151
Other income (expense):
Earnings from consolidated affiliates	18,362	—	—	(18,362)	—
Interest expense	(655)	(8)	(51)	—	(714)
Net income	14,367	14,926	3,506	(18,362)	14,437
Income attributable to non-controlling interest	—	—	(70)	—	(70)
Net income attributable to Hi-Crush Partners LP	$14,367	$14,926	$3,436	$(18,362)	$14,367

	Six Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$46,729	$16,072	$(964)	$61,837
Cost of goods sold (including depreciation, depletion and amortization)	—	17,367	10,341	(964)	26,744
Gross profit	—	29,362	5,731	—	35,093
Operating costs and expenses:
General and administrative expenses	5,755	811	1,214	—	7,780
Exploration expense	—	46	10	—	56
Accretion of asset retirement obligation	—	59	56	—	115
Income from operations	(5,755)	28,446	4,451	—	27,142
Other income (expense):
Earnings from consolidated affiliates	32,749	—	—	(32,749)	—
Interest expense	(968)	(9)	(51)	—	(1,028)
Net income	26,026	28,437	4,400	(32,749)	26,114
Income attributable to non-controlling interest	—	—	(88)	—	(88)
Net income attributable to Hi-Crush Partners LP	$26,026	$28,437	$4,312	$(32,749)	$26,026

[35]

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$43,484	$45,524	$17,075	$(52,404)	$53,679
Investing activities:
Cash paid for acquisition of Hi-Crush Augusta LLC	—	—	(224,250)	—	(224,250)
Capital expenditures for property, plant and equipment	—	(3,753)	(6,308)	—	(10,061)
Net cash used in investing activities	—	(3,753)	(230,558)	—	(234,311)
Financing activities:
Proceeds from equity issuance	170,828	—	—	—	170,828
Proceeds from issuance of long-term debt	198,000	—	—	—	198,000
Repayment of long-term debt	(138,750)	—	—	—	(138,750)
Advances to parent, net	(224,250)	(39,750)	220,250	43,750	—
Loan origination costs	(6,808)	—	—	—	(6,808)
Distributions paid	(32,118)	—	(8,654)	8,654	(32,118)
Net cash provided by (used in) financing activities	(33,098)	(39,750)	211,596	52,404	191,152
Net increase (decrease) in cash	10,386	2,021	(1,887)	—	10,520
Cash:
Beginning of period	12,056	3,991	4,561	—	20,608
End of period	$22,442	$6,012	$2,674	$—	$31,128

	Six Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$24,776	$27,786	$11,133	$(29,757)	$33,938
Investing activities:
Cash paid for acquisition of Hi-Crush Augusta LLC	(37,500)	—	—	37,500	—
Cash paid for acquisition of D&I Silica LLC	(95,277)	—	—	—	(95,277)
Capital expenditures for property, plant and equipment	—	(3,575)	(2,897)	—	(6,472)
Net cash (used in) provided by investing activities	(132,777)	(3,575)	(2,897)	37,500	(101,749)
Financing activities:
Proceeds from issuance of long-term debt	138,250	—	—	—	138,250
Capital contribution	—	—	37,500	(37,500)	—
Repayment of long-term debt	—	—	(33,250)	—	(33,250)
Advances to parent, net	—	(26,007)	—	26,007	—
Affiliate financing, net	—	5,615	—	—	5,615
Loan origination costs	(791)	—	—	—	(791)
Distributions paid	(25,922)	—	(8,387)	3,750	(30,559)
Net cash provided by (used in) financing activities	111,537	(20,392)	(4,137)	(7,743)	79,265
Net increase in cash	3,536	3,819	4,099	—	11,454
Cash:
Beginning of period	—	10,498	—	—	10,498
End of period	$3,536	$14,317	$4,099	$—	$21,952

[36]

17. Subsequent Events
On July 16, 2014, we declared a cash distribution totaling $19,092, or $0.5750 per common and subordinated unit. This distribution will be paid on August 15, 2014 to unitholders of record on August 1, 2014. A distribution of $168 was declared for the holder of our incentive distribution rights. In addition, the conditions precedent to conversion of the Class B units will be satisfied upon payment of our distribution on August 15, 2014 and, upon such payment, the sponsor, who is the sole owner of our Class B units, has elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis.  The sponsor will be entitled to receive a per unit distribution on the newly converted common units for the second quarter of 2014 in an amount equal to the per unit distribution to be paid to all the common and subordinated units for the same period, totaling $2,156 to be paid on August 15, 2014.

[37]

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

[38]

Overview
We are a pure play, low-cost, domestic producer and supplier of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. We own, operate and develop sand reserves and related excavation and processing facilities and will seek to acquire or develop additional facilities. Our 651-acre facility with integrated rail infrastructure, located near Wyeville, Wisconsin (the “Wyeville facility”) enables us to process and cost-effectively deliver approximately 1,600,000 tons of frac sand per year. We also own a 98.0% interest in Hi-Crush Augusta LLC (“Augusta”), the entity that owns a 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin (the “Augusta facility”), which enables us to process and cost-effectively deliver a further 1,600,000 tons of frac sand per year. We are in the process of expanding the capacity of our Augusta facility by an additional 1,000,000 tons, which we expect to be completed during the third quarter of 2014.
A substantial portion of our frac sand production is sold to leading pressure pumping service providers under long-term contracts that require our customers to pay a specified price for a specified volume of frac sand each month. In 2013, we entered into an amendment to a supply agreement with one of our customers covering the period from April 1, 2013 to December 31, 2013. The amendment involved a price reduction under the supply agreement in exchange for an increase in contracted frac sand volume at the Wyeville facility for that period. The volume increase was offset by a decrease in volumes sold to the customer from the Augusta facility. From October 2013 to July 2014, we entered into amendments of existing supply agreements and two new supply agreements, each requiring the customer to purchase minimum volumes of frac sand each month. As of August 1, 2014, we had contracted to sell 3.7 million tons in 2014 and 5.6 million tons in 2015 from our production facilities and destination terminals. The pricing of the sand varies for each mesh size and delivery point. Based on the terms of the agreements, we expect our customers to take 70 to 80 percent of the volumes under FOB plant pricing in 2014. As of August 1, 2014, the contracts had an average remaining life of 4.5 years.
On June 10, 2013, we acquired D&I Silica, LLC (“D&I”), an independent frac sand supplier, transforming us into an integrated Northern White frac sand producer, transporter, marketer and distributor. The Partnership acquired D&I for $95,159 in cash and 1,578,947 common units. Founded in 2006, D&I was the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales. We operate through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio, New York and Texas.
On May 9, 2013, we entered into a commitment increase agreement and second amendment to our then-existing revolving credit facility whereby the lending banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 and addition of lenders to the lending bank group. On June 10, 2013, we drew $100,000 under the credit facility to fund the acquisition of D&I.
On January 31, 2013, we entered into an agreement with our sponsor to acquire a preferred interest in Augusta for $37,500 in cash and 3.75 million Class B units in the Partnership. Our sponsor does not receive distributions on the Class B units until they convert into common units. The conditions precedent to conversion of the Class B units will be satisfied upon payment of our distribution on August 15, 2014 and, upon such payment, the sponsor, who is the sole owner of our Class B units, has elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis.  The preferred interest in Augusta entitled us to a preferred distribution of up to $3,750 per quarter, or $15,000 annually.
On April 8, 2014, the Partnership entered into a contribution agreement with the sponsor to acquire substantially all of the remaining equity interests in the sponsor’s Augusta facility for cash consideration of $224,250 (the “Augusta Contribution”). To finance the Augusta Contribution and refinance the Partnership’s revolving credit facility, (i) on April 8, 2014, the Partnership commenced a primary public offering of 4,250,000 common units representing limited partnership interests in the Partnership and (ii) on April 28, 2014, the Partnership entered into a $200,000 senior secured term loan facility with certain lenders. The Partnership’s primary public offering closed on April 15, 2014. On May 9, 2014, the Partnership issued an additional 75,000 common units pursuant to the partial exercise of the underwriters' over-allotment option in connection with the April 2014 primary public offering. Net proceeds to the Partnership from the primary offering and the exercise of the over-allotment option totaled $170,828. Upon receipt of the proceeds from the public offering on April 15, 2014, the Partnership paid off the outstanding balance of $124,750 under its revolving credit facility. The Augusta Contribution closed on April 28, 2014, and at closing, the Partnership’s preferred equity interest in Augusta was converted into common equity interests of Augusta. Following the Augusta Contribution, the Partnership owns 98.0% of Augusta’s common equity interests. In addition, on April 28, 2014, the Partnership entered into a $150,000 senior secured revolving credit facility with various financial institutions by amending and restating its prior $200,000 revolving credit facility.

[39]

Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future principally for the following reasons:

•
We completed our acquisition of D&I in June 2013. On June 10, 2013, we acquired D&I, an independent frac sand supplier, transforming us into an integrated Northern White frac sand producer, transporter, marketer and distributor. As a result of the acquisition, we now operate through an extensive logistics network of rail-served origin and destination terminals. Subsequent to June 10, 2013, we incur freight and logistics costs involved in the sourcing of sand to the destination terminals, as well as purchased sand from third parties.

•
We constructed additional equipment and silo storage facilities to produce and ship 100 mesh product. During the third quarter of 2013, we began selling 100 mesh product to customers. During 2014, we completed construction of additional equipment and silo storage facilities to produce and store 100 mesh product at our facilities. Sales prices for 100 mesh are typically lower than prices of other grades of sand.

•
We are incurring increased interest expense on our credit facility as a result of our acquisition of D&I and the Augusta Contribution. As of January 1, 2013, we did not have any indebtedness outstanding. In January 2013, in connection with our acquisition of a preferred interest in Augusta, we drew $38,250 under our credit facility. In June 2013, in connection with our acquisition of D&I, we drew $100,000 under our credit facility. In March 2014, we repaid $13,500 under our credit facility. The remaining outstanding balance of the credit facility was repaid in full on April 15, 2014 with the proceeds from a public offering of our common units. On April 28, 2014, the Partnership entered into a senior secured term loan credit facility that permits aggregate borrowings of up to $200,000, which was fully drawn down on April 28, 2014. The outstanding balance of $197,547 carries an interest rate of 4.75% as of June 30, 2014.

[40]

Our Assets and Operations
We own and operate the Wyeville facility which is located in Monroe County, Wisconsin and, as of December 31, 2013, contained 62.6 million tons of proven, recoverable saleable sand reserves. As of April 28, 2014, we own a 98.0% interest in the Augusta facility, which is located in Eau Claire County, Wisconsin and, as of December 31, 2013, contained 46.8 million tons of proven, recoverable sand reserves. According to John T. Boyd, a leading mining consulting firm focused on the mineral and natural gas industries (“John T. Boyd”), our proven reserves at these facilities consist of coarse grade Northern White sand exceeding API specifications. Analysis of our sand at these facilities by independent third-party testing companies indicates that it demonstrates characteristics exceeding API specifications with regard to crush strength, turbidity and roundness and sphericity.
During the third quarter of 2013, we began selling 100 mesh product to customers. During 2014, we completed construction of additional equipment and silo storage facilities to store 100 mesh product at our facilities.
As of August 1, 2014, we had contracted to sell 3.7 million tons in 2014 and 5.6 million tons in 2015 from our production facilities and destination terminals. Based on reserve reports prepared by John T. Boyd, and assuming production at our rated capacity of 3,200,000 tons of 20/70 frac sand per year, our production facilities have an implied average 34-year reserve life as of December 31, 2013.
As of June 30, 2014, we operated 14 destination rail-based terminal locations throughout the Marcellus, Permian and Utica shale basins. Our destination terminals include 296,200 tons of rail storage capacity and 31,600 tons of silo storage capacity. Our Minerva, Pittston, Smithfield and Wellsboro terminals are capable of accommodating unit trains.
We are continuously looking to increase the number of destination terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. Our destination terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. We also have the ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. As of June 30, 2014, we leased or owned 1,356 railcars used to transport our sand from origin to destination and manage a fleet of approximately 3,700 additional railcars dedicated to our facilities by our customers or the Class I railroads.

[41]

How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to our customers under long-term contracts that require our customers to pay a specified price for a specified annual volume of sand, which contracts have current terms expiring between 2016 and 2019. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product, the price per ton and liquidated damages in the event either we or the customer fails to meet minimum requirements. Prices in our current contracts are fixed for the entire term of the contracts with certain volumes being subject to annual fixed price escalators. As a result, our revenue during the duration of these contracts may not follow broader industry pricing trends.
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

[42]

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
Labor costs associated with employees at our processing facilities represent the most significant cost of converting raw frac sand to finished product. We incur utility costs in connection with the operation of our processing facility, primarily electricity and natural gas, which are both susceptible to fluctuations. Our facilities require periodic scheduled maintenance to ensure efficient operation and to minimize downtime. Excavation, direct and indirect labor, utilities and maintenance costs are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold.
We pay royalties to third parties at our facilities at various rates, as defined in the individual royalty agreements, at an aggregate rate of approximately $2.50 to $6.15 per ton of sand excavated, delivered at our on-site rail facilities and paid for by our customers.
The principal expenses involved in distribution of raw sand are the cost of purchased sand, freight charges, fuel surcharges, terminal switch fees, demurrage costs, storage fees, labor and rent.
We purchase sand through a long-term supply agreement with a third party at a specified price per ton, and also through the spot market. We incur transportation costs including trucking, rail freight charges and fuel surcharges when transporting our sand from its origin to destination. We utilize a diverse base of railroads to transport our sand and transportation costs are typically negotiated through long-term working relationships.
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

[43]

How We Evaluate Our Operations
We utilize various financial and operational measures to evaluate our operations. Management measures the performance of the Partnership through performance indicators, including gross profit, production costs, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and distributable cash flow.
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
EBITDA and Distributable Cash Flow
We view EBITDA as an important indicator of performance. We define EBITDA as net income plus depreciation, depletion and amortization and interest expense, net of interest income. We use distributable cash flow to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders. We define distributable cash flow as EBITDA less cash paid for interest expense, income attributable to non-controlling interests and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and non-cash unit based compensation. Distributable cash flow will not reflect changes in working capital balances. EBITDA is a supplemental measure utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis. Distributable cash flow is a supplemental measure used to measure the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions to our unitholders.
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
The following table presents a reconciliation of EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

[44]

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2014	2013	2014	2013
Reconciliation of distributable cash flow to net income:
Net income	$29,805	$14,437	$48,325	$26,114
Depreciation and depletion expense	2,428	1,505	3,904	2,070
Amortization expense	1,067	363	3,604	363
Interest expense	2,315	714	3,725	1,028
EBITDA	$35,615	$17,019	$59,558	$29,575
Less: Cash interest paid	(2,010)	(421)	(3,282)	(676)
Less: Income attributable to non-controlling interest	(264)	(70)	(412)	(88)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (1)	(1,288)	(778)	(2,257)	(1,310)
Add: Accretion of asset retirement obligation	66	58	123	115
Add: Unit based compensation	353	—	353	—
Distributable cash flow	$32,472	$15,808	$54,083	$27,616
Adjusted for: Distributable cash flow attributable to Hi-Crush Augusta LLC, net of intercompany eliminations, prior to the Augusta Contribution (2)	(3,010)	(203)	(7,199)	(2,461)
Distributable cash flow attributable to Hi-Crush Partners LP	$29,462	$15,605	$46,884	$25,155

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

(2)
The Partnership's historical financial information has been recast to consolidate Augusta for all periods presented. For purposes of calculating distributable cash flow attributable to Hi-Crush Partners LP, the Partnership excludes the incremental amount of recasted distributable cash flow earned during the periods prior to the Augusta Contribution.

[45]

Results of Operations
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
The following table presents consolidated revenues and expenses for the periods indicated.

	Three Months	Three Months
	Ended	Ended
	June 30, 2014	June 30, 2013
Revenues	$82,724	$37,560
Costs of goods sold:
Production costs	13,534	10,214
Other cost of sales	27,517	5,742
Depreciation, depletion and amortization	2,808	1,868
Gross profit	38,865	19,736
Operating costs and expenses:
General and administrative	6,679	4,472
Exploration expense	—	55
Accretion of asset retirement obligation	66	58
Income from operations	32,120	15,151
Other income (expense):
Interest expense	(2,315)	(714)
Net income	29,805	14,437
Income attributable to non-controlling interest	(264)	(70)
Net income attributable to Hi-Crush Partners LP	$29,541	$14,367

Revenues
Revenues generated from the sale of frac sand were $71,382 for the three months ended June 30, 2014, during which we sold 1,024,052 tons of frac sand. Revenue was $36,563 for the three months ended June 30, 2013, during which we sold 613,930 tons of frac sand. Average sales price per ton was $70 for the three months ended June 30, 2014 and $60 for the three months ended June 30, 2013. The change in sales price between the two periods is due to the mix in pricing of FOB plant and FOB destination (67% and 91% of tons were sold FOB plant for the three months ended June 30, 2014 and 2013, respectively) and the mix of product mesh sizes sold.
Other revenue related to transload and terminaling, silo leases and other services was $11,342 and $997 for the three months ended June 30, 2014 and 2013, respectively. The increase in such revenues was due to the timing of the June 10, 2013 acquisition of D&I.
Costs of goods sold – Production costs
We incurred production costs of $13,534, or $14.20 per ton produced and delivered, for the three months ended June 30, 2014, compared to $10,214, or $18.32 per ton for the three months ended June 30, 2013.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the three months ended June 30, 2014 and 2013.

	Three Months	Three Months
	Ended	Ended
	June 30, 2014	June 30, 2013
Excavation costs	$5,206	$3,147
Plant operating costs	4,508	4,882
Royalties	3,820	2,185
Total production costs	$13,534	$10,214

[46]

The overall increase in production costs was attributable to higher tonnage produced and delivered from the facilities in 2014 as compared to 2013, offset by reduced per ton costs due to operating efficiencies and reduced volumes of rejected material. Both factors are attributable, in part, to the production and sale of 100 mesh sand beginning in the third quarter of 2013.

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
We purchase sand through a long-term supply agreement with a third party at a specified price per ton and through the spot market. For the three months ended June 30, 2014 and 2013, we incurred $2,164 and $2,760 of purchased sand costs, respectively. In addition, during the three months ended June 30, 2013, we incurred $333 of non-cash costs associated with the sale of inventory previously held as of June 10, 2013 and marked up to fair value in connection with the D&I acquisition.
We incur transportation costs including freight charges and fuel surcharges when transporting our sand from its origin to destination. For the three months ended June 30, 2014 and 2013, we incurred $22,461 and $1,163 of transportation costs, respectively. The increase in transportation costs was due to the timing of the June 10, 2013 acquisition of D&I.
Other costs of sales was $2,892 and $1,487 during the three months ended June 30, 2014 and 2013, respectively, and was primarily comprised of demurrage, storage fees and on-site labor. Demurrage and storage fees were significantly lower in the three months ended June 30, 2014 compared to the period subsequent to the June 10, 2013 acquisition of D&I due to reduced volumes held in inventory at the destination terminals.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the three months ended June 30, 2014 and 2013, we incurred $2,808 and $1,868, respectively, of depreciation, depletion and amortization expense. The increase in such costs is attributable to increased deprecation and amortization resulting from the timing of the June 10, 2013 acquisition of D&I.
Gross Profit
Gross profit was $38,865 and $19,736 for the three months ended June 30, 2014 and 2013, respectively. Gross profit was primarily impacted by additional tons sold and additional gross profit contributed from the D&I operations.
Operating Costs and Expenses
For the three months ended June 30, 2014 and 2013, we incurred general and administrative of expenses of $6,679 and $4,472, respectively. The increase in such costs was attributable to $768 of transaction costs associated with the Augusta Contribution, increased amortization of intangible assets of $686, unit based compensation of $353, and higher payroll and related costs from additional sponsor headcount.
Interest Expense
Interest expense was $2,315 and $714 for the three months ended June 30, 2014 and 2013, respectively. The increase in interest expense during the 2014 period was primarily attributable to interest on our new $200,000 senior secured term loan facility and a higher level of borrowing due to the D&I acquisition.
Net Income Attributable to Hi-Crush Partners LP
Net income attributable to Hi-Crush Partners LP was $29,541 and $14,367 for the three months ended June 30, 2014 and 2013, respectively.

[47]

Results of Operations
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
The following table presents consolidated revenues and expenses for the periods indicated.

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
Revenues	$153,302	$61,837
Costs of goods sold:
Production costs	28,370	18,569
Other cost of sales	54,721	5,742
Depreciation, depletion and amortization	4,934	2,433
Gross profit	65,277	35,093
Operating costs and expenses:
General and administrative	13,104	7,780
Exploration expense	—	56
Accretion of asset retirement obligation	123	115
Income from operations	52,050	27,142
Other income (expense):
Interest expense	(3,725)	(1,028)
Net income	48,325	26,114
Income attributable to non-controlling interest	(412)	(88)
Net income attributable to Hi-Crush Partners LP	$47,913	$26,026

Revenues
Revenues generated from the sale of frac sand were $134,228 for the six months ended June 30, 2014, during which we sold 1,922,295 tons of frac sand. Revenue was $60,840 for the six months ended June 30, 2013, during which we sold 996,537 tons of frac sand. Average sales price per ton was $70 for the six months ended June 30, 2014 and $61 for the six months ended June 30, 2013. The change in sales price between the two periods is due to the mix in pricing of FOB plant and FOB destination (66% and 94% of tons were sold FOB plant for the six months ended June 30, 2014 and 2013, respectively) and the mix of product mesh sizes sold.
Other revenue related to transload and terminaling, silo leases and other services was $19,074 and $997 for the six months ended June 30, 2014 and June 30, 2013. The increase in such revenues was due to the timing of the June 10, 2013 acquisition of D&I.
Costs of goods sold – Production costs
We incurred production costs of $28,370, or $16.97 per ton produced and delivered, for the six months ended June 30, 2014, compared to $18,569, or $19.75 per ton for the six months ended June 30, 2013.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the six months ended June 30, 2014 and 2013.

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
Excavation costs	$9,510	$4,759
Plant operating costs	12,127	10,371
Royalties	6,733	3,439
Total production costs	$28,370	$18,569

[48]

The overall increase in production costs was attributable to higher tonnage produced and delivered from the facilities in 2014 as compared to 2013, offset by reduced per ton costs due to operating efficiencies and reduced volumes of rejected material. Both factors are attributable, in part, to the production and sale of 100 mesh sand beginning in the third quarter of 2013.

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
We purchase sand through a long-term supply agreement with a third party at a specified price per ton and through the spot market. For the six months ended June 30, 2014 and 2013, we incurred $7,201 and $2,760 of purchased sand costs, respectively. In addition, during the six months ended June 30, 2013, we incurred $333 of non-cash costs associated with the sale of inventory previously held as of June 10, 2013 and marked up to fair value in connection with the D&I acquisition.
We incur transportation costs including freight charges and fuel surcharges when transporting our sand from its origin to destination. For the six months ended June 30, 2014 and 2013, we incurred $41,250 and $1,163 of transportation costs, respectively. The increase in transportation costs was due to the timing of the June 10, 2013 acquisition of D&I.
Other costs of sales was $6,270 and $1,487 during the six months ended June 30, 2014 and 2013, respectively, and was primarily comprised of demurrage, storage fees and on-site labor. Demurrage and storage fees were significantly lower in the six months ended June 30, 2014 compared to the period subsequent to the June 10, 2013 acquisition of D&I due to reduced volumes held in inventory at the destination terminals.
The increase in other cost of sale was due to the timing of the June 10, 2013 acquisition of D&I.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the six months ended June 30, 2014 and 2013, we incurred $4,934 and $2,433, respectively, of depreciation, depletion and amortization expense. The increase in such costs is attributable to increased deprecation and amortization resulting from the timing of the June 10, 2013 acquisition of D&I.
Gross Profit
Gross profit was $65,277 and $35,093 for the six months ended June 30, 2014 and 2013, respectively. Gross profit was primarily impacted by additional tons sold and additional gross profit contributed from the D&I operations.
Operating Costs and Expenses
For the six months ended June 30, 2014 and 2013, we incurred general and administrative of expenses of $13,104 and $7,780, respectively. The increase in such costs was attributable to $768 of transaction costs associated with the Augusta Contribution, increased amortization of intangible assets of $2,572, unit based compensation of $353, and higher payroll and related costs from additional sponsor headcount.
Interest Expense
Interest expense was $3,725 and $1,028 for the six months ended June 30, 2014 and 2013, respectively. The increase in interest expense during the 2014 period was primarily attributable to interest on our new $200,000 senior secured term loan facility.
Net Income Attributable to Hi-Crush Partners LP
Net income attributable to Hi-Crush Partners LP was $47,913 and $26,026 for the six months ended June 30, 2014 and 2013, respectively.

[49]

Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our amended and restated $150,000 five-year revolving credit facility, as necessary. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of July 31, 2014, our sources of liquidity consisted of $31,920 of available cash and $143,813 pursuant to available borrowings under our revolving credit facility ($150,000, net of $6,187 letter of credit commitments). In addition, our General Partner is authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, making distributions to our unitholders, capital expenditures and funding any debt service obligations. We are incurring construction costs to expand the annual capacity of the Augusta facility by 1.0 million tons. The expansion is expected to be completed in 2014 at an approximate cost of $25,000. On July 16, 2014, our General Partner’s board of directors declared a cash distribution for the second quarter of 2014 of $0.5750 per common and subordinated unit, or $2.30 on an annualized basis, and a distribution of $168 was declared for our holders of incentive distribution rights. This represented the eighth distribution declared by us and corresponds to a 21% increase from our minimum quarterly distribution of $0.4750 per unit. This distribution will be paid on August 15, 2014 to unitholders of record on August 1, 2014. Holders of our Class B units are not entitled to distributions until they are converted into common units of the Partnership, with such conversion being fully contingent upon defined earnings and distribution payment thresholds over a specific period of time. The Partnership expects the Class B units will convert to common units on August 15, 2014 at which time the Class B unit holders will receive the distribution declared for the second quarter to be paid on August 15, 2014. Assuming conversion of the Class B units to common units, on a going-forward basis, we intend to pay a quarterly distribution of $0.5750 per common and subordinated unit per quarter, which equates to approximately $21,248 per quarter, or $84,991 per year, based on the number of common and subordinated units outstanding, to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. If such distribution is paid, we intend to pay a quarterly distribution to our holders of incentive distribution rights of $187 per quarter, or $748 per year. We do not have a legal or contractual obligation to pay this distribution.
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of June 30, 2014, we had a positive working capital balance of $35,099 as compared to a balance of $33,356 at December 31, 2013.

	June 30, 2014	December 31, 2013
Current assets:
Accounts receivable	46,931	37,442
Inventories	18,860	22,418
Prepaid and other current assets	1,662	1,625
Total current assets	67,453	61,485
Current liabilities:
Accounts payable	13,075	10,108
Accrued and other current liabilities	10,860	7,669
Due to Sponsor	6,419	10,352
Current portion of long-term debt	2,000	—
Total current liabilities	32,354	28,129
Working capital	$35,099	$33,356
Accounts receivable increased by $9,489 during the six months ended June 30, 2014, which was driven by higher sales volumes in the month of June 2014 compared to December 2013.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods in transit. The decrease in our inventory was primarily driven by decreased finished goods inventory of $1,440 during the period, coupled with a decrease to our stockpile as compared to December 31, 2013 when our wet plant operations were shut down and higher stockpiles were in place for processing through the dry plant for the remainder of the winter season. Most of our finished goods inventory is either in transit to our customers or held at our terminals for future sale.
Accounts payable and accrued liabilities increased by $6,158 on a combined basis. The increase was due to higher sales volumes and the wet plants not operating during the winter months, resulting in higher purchasing and other spending in the second quarter 2014 compared to the fourth quarter 2013.

[50]

Our accounts payable to our sponsor decreased during the six months ended June 30, 2014, primarily as a result of the timing of payments made by Augusta to the Sponsor leading up to the Augusta Contribution.

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
Net cash provided by (used in):
Operating activities	$53,679	$33,938
Investing activities	(234,311)	$(101,749)
Financing activities	191,152	$79,265
Cash Flows - Six Months Ended June 30, 2014 and 2013
Operating Activities
Net cash provided by operating activities was $53,679 and $33,938 for the six months ended June 30, 2014 and 2013, respectively. Operating cash flows include $48,325 and $26,114 of net income earned during the six months ended June 30, 2014 and 2013, respectively, adjusted for non-cash operating expenses and changes in operating assets and liabilities described above. The increase in cash flows from operations was primarily attributable to additional cash flows generated from increased sales volumes and cash flows generated from the June 10, 2013 acquisition of D&I.
Investing Activities
Net cash used in investing activities was $234,311 for the six months ended June 30, 2014 and consisted of the $224,250 cost of the Augusta Contribution, capital expenditures primarily associated with purchases of additional equipment and construction of facilities to produce and store 100 mesh product at our facilities, and construction costs for a new terminal facility in the Permian basin. Net cash used in investing activities was $101,749 for the six months ended June 30, 2013 and consisted primarily of cash payments of $95,277 paid for D&I Silica, LLC and construction costs related to a new conveyor system installed over the rail line bisecting the Wyeville facility.
Financing Activities
Net cash provided by financing activities was $191,152 for the three months ended June 30, 2014, and was comprised of $198,000 of cash proceeds from the term loan issuance and $170,828 from the issuance of 4,325,000 common units, offset by $32,118 of distributions to our unitholders, $6,808 of loan origination costs, a $138,250 repayment of our Prior Credit Facility and a $500 repayment of our term loan.
Net cash provided by financing activities was $79,265 for the six months ended June 30, 2013, which included receipts of $138,250 of borrowings under our revolving credit facility and $5,615 of net repayments of affiliate financing from our sponsor. These inflows were offset by $30,559 of distributions, $791 of loan origination costs and a $33,250 repayment of long-term debt by Augusta.
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
Capital Requirements
Our sponsor contributed the net assets of its Wyeville facility and operations to us in connection with our initial public offering. We do not have any significant anticipated capital requirements associated with the Wyeville facility and there are currently not any significant required capital commitments related to our terminal facilities. In addition, in April 2014 we announced the planned expansion of the annual capacity of the Augusta facility by 1.0 million tons. The expansion is expected to be completed in 2014 at an approximate cost of $25,000.
Revolving Credit Facility and Senior Secured Term Loan Facility
As of July 31, 2014, we have a $150,000 senior secured revolving credit facility (our "revolving credit facility"), which matures in April 2019. This facility amended, restated and replaced our prior $200,000 four-year senior secured revolving credit facility. As of July 31, 2014, we had no indebtedness and $143,813 of undrawn borrowing capacity ($150,000, net of $6,187 letter of credit commitments) under our revolving credit facility. The revolving credit facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our revolving credit facility are secured by substantially all of our assets.

[51]

As of July 31, 2014, we have a $200,000 senior secured term loan facility (our "senior secured term loan facility"), which matures in April 2021. As of July 31, 2014, the senior secured term loan facility was fully drawn. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility.  Borrowings under our senior secured term loan facility are secured by substantially all of our assets.
For additional information regarding our revolving credit facility and our senior secured term loan facility, see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

[52]

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

[53]

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
Interest Rate Risk
As of June 30, 2014, we had $199,500 of principal outstanding under our senior secured term loan facility, with an effective interest rate of 4.75%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate, would be approximately $948 per year.
Credit Risk – Customer Concentration
More than 50% of our volumes are sold to three customers. Our customers are generally pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows, and our ability to make cash distributions to our unitholders may be adversely affected.
Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amended guidance, which may be applied on a prospective or retrospective basis, will be effective for the Partnership beginning January 1, 2016. The Partnership anticipates that the adoption of this amended guidance will not materially affects its financial financial position, result of operations or cash flows.

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance, as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  The authoritative guidance, which may be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application, will be effective for the Partnership beginning January 1, 2017. Early adoption is not permitted. The Partnership is currently evaluating the potential method and impact of this authoritative guidance on its consolidated financial statements.
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

[54]

A discussion of our significant accounting policies is included in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed with the SEC on February 28, 2014. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, asset retirement obligations; depletion of mineral rights; inventory valuation, valuation of unit based compensation; and impairment of long-lived and intangible assets.

[55]

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

[56]

PART II—OTHER INFORMATION

[57]

ITEM 1. LEGAL PROCEEDINGS.
Legal Proceedings
The information required by this Item is contained in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

[58]

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

[59]

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no sales of unregistered equity securities during the three months ended June 30, 2014.

[60]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

[61]

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

[62]

ITEM 5. OTHER INFORMATION.
None.

[63]

ITEM 6. EXHIBITS.
The exhibits to this report are listed in the Exhibit Index.

[64]

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	August 5, 2014	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

[65]

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

10.2
Amended and Restated Credit Agreement, dated April 28, 2014, among Hi-Crush Partners LP, as borrower, Amegy Bank National Association, as administrative agent, issuing lender and swing line lender, Barclays Bank PLC and Morgan Stanley Senior Funding, Inc., as co-documentation agents, IberiaBank, as syndication agent, and the lenders named therein.

10.3
Credit Agreement, dated April 28, 2014, among Hi-Crush Partners LP, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Barclays Bank PLC, as syndication agent, and the lenders named therein.

10.4*	First Amendment to Supply Agreement by and between FTS International Services, LLC and Hi-Crush Operating LLC, dated April 8, 2014.

10.5*	Purchase Agreement by and between Halliburton Energy Services, Inc. and Hi-Crush Operating LLC, dated June 18, 2014.

10.6+
Amended and Restated First Amendment to Supply Agreement by and between Weatherford Artificial Lift Systems, L.L.C. and Hi-Crush Operating LLC, dated May 5, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2014).

10.7†	First Amendment to Hi-Crush Partners LP Long-Term Incentive Plan, dated effective June 2, 2014.

10.8†	Form of Hi-Crush Partners LP Long-Term Incentive Plan Phantom Unit Award Agreement (Performance-Based Vesting)

10.9†	Form of Hi-Crush Partners LP Long-Term Incentive Plan Phantom Unit Award Agreement (Time-Based Vesting)

23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014).

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

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)

32.3	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Financial Officer, filed herewith. (1)

95.1	Mine Safety Disclosure Exhibit

101	Interactive Data Files- XBRL

[66]

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
*	Parts of this exhibit have been omitted pursuant to a request for confidential treatment.
+	Confidential treatment has been granted with respect to portions of this exhibit.
†	Compensatory plan or arrangement.

[67]