Form 10-Q
period 2014-09-30
Hi-Crush Partners LP
filed 2014-11-04
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 23,312,075 common units and 13,640,351 subordinated units outstanding on October 31, 2014.

[2]

PART I—FINANCIAL INFORMATION

[3]

ITEM 1. FINANCIAL STATEMENTS.

[4]

HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	September 30, 2014	December 31, 2013(a)
Assets
Current assets:
Cash	$20,625	$20,608
Restricted cash	690	690
Accounts receivable	58,949	37,442
Inventories	22,385	22,418
Prepaid expenses and other current assets	2,600	1,625
Total current assets	105,249	82,783
Property, plant and equipment, net	217,324	195,834
Goodwill and intangible assets, net	67,551	71,936
Other assets	12,596	3,808
Total assets	$402,720	$354,361
Liabilities, Equity and Partners’ Capital
Current liabilities:
Accounts payable	$15,850	$10,108
Accrued and other current liabilities	14,800	7,669
Due to sponsor	6,712	10,352
Current portion of long-term debt	2,000	—
Total current liabilities	39,362	28,129
Long-term debt	195,118	138,250
Asset retirement obligation	4,812	4,628
Total liabilities	239,292	171,007
Commitments and contingencies
Equity and partners’ capital:
General partner interest	—	—
Limited partner interests, 36,952,426 and 28,865,171 units outstanding, respectively	161,200	138,580
Class B units, zero and 3,750,000 units outstanding, respectively	—	9,543
Total partners’ capital	161,200	148,123
Non-controlling interest	2,228	35,231
Total equity and partners' capital	163,428	183,354
Total liabilities, equity and partners’ capital	$402,720	$354,361

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 8.
See Notes to Unaudited Condensed Consolidated Financial Statements.

[5]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Operations
(In thousands, except unit and per unit amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013(a)	2014(a)	2013(a)
Revenues	$102,316	$53,158	$255,618	$114,995
Cost of goods sold (including depreciation, depletion and amortization)	55,640	31,868	143,665	58,613
Gross profit	46,676	21,290	111,953	56,382
Operating costs and expenses:
General and administrative expenses	6,183	5,543	19,287	13,322
Exploration expense	—	—	—	56
Accretion of asset retirement obligation	61	57	184	172
Income from operations	40,432	15,690	92,482	42,832
Other income (expense):
Interest expense	(3,111)	(1,273)	(6,836)	(2,301)
Net income	37,321	14,417	85,646	40,531
Income attributable to non-controlling interest	(292)	(62)	(704)	(150)
Net income attributable to Hi-Crush Partners LP	$37,029	$14,355	$84,942	$40,381
Earnings per unit:
Common units - basic	$0.86	$0.52	$2.24	$1.45
Subordinated units - basic	$0.86	$0.52	$2.24	$1.45
Common units - diluted	$0.83	$0.52	$2.15	$1.45
Subordinated units - diluted	$0.83	$0.52	$2.15	$1.45

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 8.
See Notes to Unaudited Condensed Consolidated Financial Statements.

[6]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014(a)	September 30, 2013(a)
Operating activities:
Net income	$85,646	$40,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	6,581	4,259
Amortization of intangible assets	4,385	2,025
Amortization of deferred charges into interest expense	853	325
Management fees paid by Member on behalf of Hi-Crush Augusta LLC	492	895
Accretion of asset retirement obligation	184	172
Loss on replacement of equipment	—	191
Unit based compensation to independent directors and employees	922	100
Changes in operating assets and liabilities:
Accounts receivable	(21,507)	(389)
Prepaid expenses and other current assets	(807)	3
Inventories	(150)	(4,382)
Other assets	(2,427)	(1,238)
Accounts payable	175	(1,022)
Accrued and other current liabilities	7,131	3,545
Due to sponsor	(3,640)	8,979
Deferred revenue	—	(1,715)
Net cash provided by operating activities	77,838	52,279
Investing activities:
Cash paid for acquisition of Hi-Crush Augusta LLC	(224,250)	—
Cash paid for acquisition of D & I Silica, LLC	—	(95,277)
Capital expenditures for property, plant and equipment	(22,321)	(8,886)
Net cash used in investing activities	(246,571)	(104,163)
Financing activities:
Proceeds from equity issuance, net	170,693	—
Proceeds from issuance of long-term debt	198,000	138,250
Repayment of long-term debt	(139,250)	(33,250)
Affiliate financing, net	—	5,615
Loan origination costs	(7,096)	(805)
Redemption of common units	(19)	—
Distributions paid	(53,578)	(44,270)
Net cash provided by financing activities	168,750	65,540
Net increase in cash	17	13,656
Cash:
Beginning of period	20,608	10,498
End of period	$20,625	$24,154
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$5,567	$(612)
Due to affiliate balance converted into non-controlling interest	—	47,715
Transferred basis of preferred interest in Hi-Crush Augusta LLC	—	9,543
Unit based cost for acquisition of D & I Silica, LLC	—	37,358
Cash paid for interest, net of amount capitalized	5,984	1,854

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 8.
See Notes to Unaudited Condensed Consolidated Financial Statements.

[7]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands, except unit amounts)
(Unaudited)

			Limited Partners
	General Partner Capital	Sponsor Class B Units	Public Common Unit Capital	Sponsor Common Unit Capital	Sponsor Subordinated Unit Capital	Total Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at January 1, 2014(a)	$—	$9,543	$88,321	$—	$50,259	$138,580	$148,123	$35,231	$183,354
Issuance of limited partner units to independent directors and employees	—	—	458	—	—	458	458	—	458
Unit based compensation expense	—	—	632	—	—	632	632	—	632
Management fees paid by sponsor on behalf of the Partnership(a)	—	—	—	—	—	—	—	492	492
Issuance of 4,325,000 common units	—	—	170,693	—	—	170,693	170,693	—	170,693
Acquisition of 390,000 common units of Hi-Crush Augusta LLC	—	—	(111,794)	—	(78,257)	(190,051)	(190,051)	(34,199)	(224,250)
Redemption of common units	—	—	(19)	—	—	(19)	(19)	—	(19)
Conversion of Class B units into 3,750,000 common units	—	(9,543)	—	9,543	—	9,543	—	—	—
Cash distributions	(168)	—	(29,293)	(2,156)	(21,961)	(53,410)	(53,578)	—	(53,578)
Net income(a)	168	—	48,789	—	35,985	84,774	84,942	704	85,646
Secondary offering of common units by sponsor	—	—	7,387	(7,387)	—	—	—	—	—
Balance at September 30, 2014	$—	$—	$175,174	$—	$(13,974)	$161,200	$161,200	$2,228	$163,428

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
On January 31, 2013, the Partnership entered into an agreement with the sponsor to acquire a preferred interest in Hi-Crush Augusta LLC (“Augusta”), the entity that owned the sponsor’s Augusta facility, which is located in Eau Claire County, Wisconsin, for $37,500 in cash and 3,750,000 newly issued convertible Class B units in the Partnership. The sponsor did not receive distributions on the Class B units until certain thresholds were met and they converted into common units. The conditions precedent to conversion of the Class B units were satisfied upon payment of our distribution on August 15, 2014 and, upon such payment, the sponsor, who was the sole owner of our Class B units, elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis.  The sponsor received a per unit distribution on the converted common units for the second quarter of 2014 in an amount equal to the per unit distribution that was paid to all the common and subordinated units for the same period.
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
On April 8, 2014, the Partnership entered into a contribution agreement with the sponsor to acquire substantially all of the remaining equity interests in the sponsor’s Augusta facility for cash consideration of $224,250 (the “Augusta Contribution”, See Note 8 - Acquisition of Hi-Crush Augusta LLC) . To finance the Augusta Contribution and refinance the Partnership’s revolving credit facility, (i) on April 8, 2014, the Partnership commenced a primary public offering of 4,250,000 common units representing limited partnership interests in the Partnership and (ii) on April 28, 2014, the Partnership entered into a $200,000 senior secured term loan facility with certain lenders. The Partnership’s primary public offering closed on April 15, 2014. On May 9, 2014, the Partnership issued an additional 75,000 common units pursuant to the partial exercise of the underwriters' over-allotment option in connection with the April 2014 primary public offering. Net proceeds to the Partnership from the primary offering and the exercise of the over-allotment option totaled $170,693. Upon receipt of the proceeds from the public offering on April 15, 2014, the Partnership paid off the outstanding balance of $124,750 under its revolving credit facility. The Augusta Contribution closed on April 28, 2014, and at closing, the Partnership’s preferred equity interest in Augusta was converted into common equity interests of Augusta. Following the Augusta Contribution, the Partnership owns 98.0% of Augusta’s common equity interests. In addition, on April 28, 2014, the Partnership entered into a $150,000 senior secured revolving credit facility with various financial institutions by amending and restating its prior $200,000 revolving credit facility (See Note 9 - Long-Term Debt).

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
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $197,508 as of September 30, 2014, based on the market price quoted from external sources, compared with a carrying value of $199,000. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
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
Through August 15, 2014, the 3,750,000 Class B units outstanding did not have voting rights or rights to share in the Partnership’s periodic earnings, either through participation in its distributions or through an allocation of its undistributed earnings or losses, and so were not deemed to be participating securities in their form as Class B units. In addition, the conversion of the Class B units into common units was fully contingent upon the satisfaction of defined criteria pertaining to the cumulative payment of distributions and earnings per unit of the Partnership as described in Note 10. As such, until all of the defined payment and earnings criteria were satisfied, the Class B units were not included in our calculation of either basic or diluted earnings per unit. On August 15, 2014, the Class B units converted into common units, at which time income allocations commenced on such units and the common units were included in our calculation of basic and diluted earnings per unit.
As described in Note 2, the Partnership's historical financial information has been recast to consolidate Augusta for all periods presented. The amounts of incremental income or losses recasted to periods prior to the Augusta Contribution are excluded from the calculation of net income per limited partner unit.
Income Taxes
The Partnership and the sponsor are pass-through entities and are not considered taxing entities for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net

[11]

income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At September 30, 2014 and December 31, 2013, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.
Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity’s ability to continue as a going concern." The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Partnership is currently evaluating the future disclosure requirements under this guidance.

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
The following table summarizes the supplemental condensed consolidated statements of operations information for the nine months ended September 30, 2013 on an unaudited pro forma basis as if the acquisition had occurred prior to January 1, 2013. The table includes adjustments that were directly attributable to the acquisition or are not expected to have a future impact on the Partnership. The pro forma results are for illustrative purposes only and are not intended to be indicative of the actual results that would have occurred should the transaction have been consummated at the beginning of the period, nor are they indicative of future results of operations.

Nine Months
Ended
September 30, 2013
Pro Forma
Revenues	$170,047
Net income attributable to Hi-Crush Partners LP	$50,232
Net income per limited partner unit:
Common units – basic and diluted	$1.74
Subordinated units – basic and diluted	$1.74
The pro forma financial information includes the impact of the following pro forma adjustments:

Nine Months
Ended
Pro Forma Debit / (Credit) Adjustments	September 30, 2013
Acquisition related expenses	$(4,775)
Other general and administrative expenses	(117)
Interest expense on debt issued to fund acquisition	1,226
Depreciation and amortization	(8)
Increase in weighted average common units outstanding	931,174

[13]

5. Goodwill and Intangible Assets
Changes in goodwill and intangible assets consisted of the following during the nine months ended September 30, 2014:

	Goodwill	Intangible Assets
Balance at December 31, 2013	$33,745	$38,191
Amortization expense	—	(4,385)
Balance at September 30, 2014	$33,745	$33,806
Goodwill
As of September 30, 2014, the Partnership had goodwill of $33,745 based on the allocation of the purchase price of its acquisition of D&I.
Intangible Assets
Intangible assets arising from the acquisition of D&I consisted of the following:

	Useful life	September 30, 2014
Supplier agreements	1-20 Years	$21,997
Customer contracts and relationships	1-10 Years	18,132
Other intangible assets	1-3 Years	1,749
Intangible assets		41,878
Less: Accumulated amortization		(8,072)
Intangible assets, net		$33,806
Amortization expense was $4,385 and $2,025 for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense was $781 and $1,662 for the three months ended September 30, 2014 and 2013, respectively. The weighted average remaining life of intangible assets was 12 years as of September 30, 2014. As of September 30, 2014, future amortization is as follows:

Fiscal Year	Amortization
2014 (Three Months)	$742
2015	2,967
2016	2,938
2017	2,850
2018	2,850
Thereafter	21,459
$33,806

[14]

6. Inventories
Inventories consisted of the following:

	September 30, 2014	December 31, 2013
		Recasted
Raw material	$157	$706
Work-in-process	10,297	9,075
Finished goods	10,430	11,585
Spare parts	1,501	1,052
	$22,385	$22,418

[15]

7. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2014	December 31, 2013
		Recasted
Buildings	$3,930	$3,814
Mining property and mine development	40,291	39,690
Plant and equipment	114,384	108,627
Rail and rail equipment	22,627	20,421
Transload facilities and equipment	30,910	30,265
Construction-in-progress	21,058	2,684
Property, plant and equipment	233,200	205,501
Less: Accumulated depreciation and depletion	(15,876)	(9,667)
Property, plant and equipment, net	$217,324	$195,834
Depreciation and depletion expense was $2,677 and $2,189 during the three months ended September 30, 2014 and 2013, respectively. Depreciation and depletion expense was $6,581 and $4,259 for the nine months ended September 30, 2014 and 2013, respectively. The Partnership recognized a loss on the replacement of equipment of $191 during the nine months ended September 30, 2013.

[16]

8. Acquisition of Hi-Crush Augusta LLC
On January 31, 2013, the Partnership entered into an agreement with our sponsor to acquire 100,000 preferred units in Augusta, the entity that owned our sponsor’s Augusta facility, for $37,500 in cash and 3,750,000 newly issued convertible Class B units in the Partnership. In connection with this acquisition, the Partnership incurred $451 of acquisition-related costs during the nine months ended September 30, 2013. Such expenses are included in general and administrative expenses in the Partnership's condensed consolidated statement of operations.
On April 28, 2014, the Partnership acquired 390,000 common units in Augusta for cash consideration of $224,250. In connection with this acquisition, the Partnership’s preferred equity interest in Augusta was converted into 100,000 common units of Augusta. Following this transaction, the Partnership maintained a 98.0% controlling interest in Augusta’s common units, with the sponsor owning the remaining 2.0% of common units. In connection with the Augusta Contribution, the Partnership incurred $768 of acquisition-related costs during the nine months ended September 30, 2014. Such expenses are included in general and administrative expenses in the Partnership's condensed consolidated statement of operations.
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

	Three Months Ended September 30, 2013
	Partnership	Augusta		Partnership
	Historical	Historical	Eliminations	Recasted
Revenues	$43,515	$10,761	$(1,118)	$53,158
Net income	$15,040	$3,127	$(3,750)	$14,417
Net income attributable to Hi-Crush Partners LP per limited partner unit - basic	$0.52			$0.50

	Nine Months Ended September 30, 2014
		Augusta
	Partnership	Through		Partnership
	Consolidated	April 28, 2014	Eliminations	Recasted
Revenues	$234,418	$25,356	$(4,156)	$255,618
Net income	$82,105	$11,398	$(7,857)	$85,646
Net income attributable to Hi-Crush Partners LP per limited partner unit - basic	$2.24			$2.64

	Nine Months Ended September 30, 2013
	Partnership	Augusta		Partnership
	Historical	Historical	Eliminations	Recasted
Revenues	$90,244	$26,833	$(2,082)	$114,995
Net income	$40,504	$7,527	$(7,500)	$40,531
Net income attributable to Hi-Crush Partners LP per limited partner unit - basic	$1.45			$1.45

[18]

9. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
Term loan credit facility	$197,118	$—
Partnership credit facility	—	138,250
Less: current portion of long-term debt	(2,000)	—
	$195,118	$138,250
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
The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Revolving Credit Agreement also requires compliance with customary financial covenants, which are a leverage ratio and minimum interest coverage ratio. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Revolving Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of September 30, 2014, we were in compliance with the covenants contained in the Revolving Credit Agreement.
As of September 30, 2014, we had no indebtedness and $143,813 of undrawn borrowing capacity ($150,000, net of $6,187 letter of credit commitments) under our Revolving Credit Facility.
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
As of September 30, 2014, we had $197,118 indebtedness ($199,000, net of $1,882 of discounts) under our Term Loan Credit Facility, which carried an interest rate of 4.75% as of September 30, 2014.

[20]

10. Equity
As of September 30, 2014, our sponsor owned 13,640,351 subordinated units representing a 36.9% ownership interest in the limited partner units. In addition, our sponsor is the owner of our General Partner.
Class B Units
On January 31, 2013, the Partnership issued 3,750,000 subordinated Class B units and paid $37,500 in cash to our sponsor in return for 100,000 preferred equity units in our sponsor’s Augusta facility. The Class B units did not have voting rights or rights to share in the Partnership’s periodic earnings, either through participation in its distributions or through an allocation of its undistributed earnings or losses. The Class B units were eligible for conversion into common units once the Partnership had, for two consecutive quarters, (i) generated operating surplus equal to at least $2.31 per common unit, subordinated unit and Class B unit on an annualized basis and (ii) paid $2.10 per unit in annualized distributions on each common and subordinated unit, or 110% of the current minimum quarterly distribution for a period of two consecutive quarters, and our General Partner had determined, with the concurrence of the conflicts committee of the board of directors of our General Partner, that we were expected to maintain such performance for at least two succeeding quarters. The conditions precedent to conversion of the Class B units were satisfied upon payment of our distribution on August 15, 2014 and, upon such payment, the sponsor, who was the sole owner of our Class B units, elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis.
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
During the three and nine months ended September 30, 2014, no net income was allocated to our Class B units, and $168 was allocated to our holders of incentive distribution rights.
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
Our recent distributions have been as follows:

Declaration Date	Amount Declared Per Unit (a)	Record Date	Date Paid	Amount Paid to Common and Subordinated Units	Amount Paid to Holders of Incentive Distribution Rights
January 17, 2013	$0.4750	February 1, 2013	February 15, 2013	$12,961	$—
April 16, 2013	$0.4750	May 1, 2013	May 15, 2013	$12,961	$—
July 17, 2013	$0.4750	August 1, 2013	August 15, 2013	$13,711	$—
October 17, 2013	$0.4900	November 1, 2013	November 15, 2013	$14,144	$—
January 15, 2014	$0.5100	January 31, 2014	February 14, 2014	$14,726	$—
April 16, 2014	$0.5250	May 1, 2014	May 15, 2014	$17,392	$—
July 16, 2014	$0.5750	August 1, 2014	August 15, 2014	$19,092	$168
October 15, 2014	$0.6250	October 31, 2014	November 14, 2014	$23,095	$695

(a)	For all common and subordinated units.
Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

[21]

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Weighted average limited partner units outstanding:	2014	2013	2014	2013
Common units - basic	21,437,176	15,224,820	18,522,412	14,293,060
Subordinated units - basic	13,640,351	13,640,351	13,640,351	13,640,351
Common units - diluted	23,393,608	15,224,820	21,721,976	14,293,060
Subordinated units - diluted	13,640,351	13,640,351	13,640,351	13,640,351
For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and subordinated units are treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities. As the Class B units did not have rights to share in the Partnership’s periodic earnings, whether through participation in its distributions or through an allocation of its undistributed earnings or losses, they were not participating securities. In addition, the conversion of the Class B units into common units was fully contingent upon the satisfaction of defined criteria pertaining to the cumulative payment of distributions and earnings per unit of the Partnership as described in this Note 10. As such, until all of the defined payment and earnings criteria were satisfied, the Class B units were not included in our calculation of either basic or diluted earnings per unit. The Class B units were converted into common units on August 15, 2014, at which time income allocations commenced on such units. The sponsor was entitled to receive a per unit distribution on the newly converted common units for the second quarter of 2014 in an amount equal to the per unit distribution to be paid to all the common and subordinated units for the same period. As a result, this distribution was deducted from the calculation of limited partners' interest in net income for the nine months ended September 30, 2014. In addition, the Class B units were included in our calculation of diluted earnings per unit through August 15, 2014. Diluted earnings per unit for the three and nine months ended September 30, 2014 also includes the dilutive effect of LTIP awards granted in June 2014 (see Note 11) at the assumed number of units which would have vested if the performance period had ended on September 30, 2014.
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
The following table provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per unit for the three months ended September 30, 2014 (in thousands, except per unit amounts):

[22]

	General Partner and IDRs	Common Units	Subordinated Units	Class B Units	Total
Declared distribution	$695	$14,570	$8,525	$—	$23,790
Assumed allocation of undistributed net income attributable to the Partnership	6,164	3,868	3,207	—	13,239
Limited partners’ interest in net income	$6,859	$18,438	$11,732	$—	$37,029

Earnings per unit - basic		$0.86	$0.86
Earnings per unit - diluted (1)		$0.83	$0.83

(1) Diluted earnings per unit includes the impact of income allocations attributable to a conversion of the Class B units into common units through conversion to common units on August 15, 2014.
The following table provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per unit for the nine months ended September 30, 2014 (in thousands, except per unit amounts):

	General Partner and IDRs	Common Units	Subordinated Units	Class B Units	Total
Declared distribution	$863	$36,049	$23,529	$2,156	$62,597
Assumed allocation of undistributed net income attributable to the Partnership	6,906	5,351	6,959	—	19,216
Limited partners’ interest in net income	$7,769	$41,400	$30,488	$2,156	$81,813
Recast adjustments to include the results of operations of Hi-Crush Augusta LLC and income attributable to non-controlling interest					3,129
Net income attributable to Hi-Crush Partners LP					$84,942
Earnings per unit - basic		$2.24	$2.24
Earnings per unit - diluted (1)		$2.15	$2.15

(1) Diluted earnings per unit includes the impact of income allocations attributable to a conversion of the Class B units into common units through conversion to common units on August 15, 2014.
Recasted Augusta Equity Transactions
During the nine months ended September 30, 2014, the sponsor provided $492 of management services and other expenses paid on behalf of Augusta. Such costs are recognized as non-cash capital contributions in the accompanying financial statements.

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

		Grant Date
		Weighted -
		Average Fair
	Units	Value per Unit
Outstanding at January 1, 2014	—
Granted	64,414	$65.57
Outstanding at September 30, 2014	64,414	$65.57
As of September 30, 2014, total compensation expense not yet recognized related to unvested PPUs was $3,678, with a weighted average remaining service period of 2.25 years.
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

		Grant Date
	Units	Value per Unit
Outstanding at January 1, 2014	—
Granted	17,018	$47.33
Outstanding at September 30, 2014	17,018	$47.33
As of September 30, 2014, total compensation expense not yet recognized related to unvested TPUs was $717, with a weighted average remaining service period of 2.75 years.
Board and Other Unit Grants
The Partnership issued 5,532 and 5,522 common units to its independent directors during the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Partnership issued 7,022 common units to certain employees which vest approximately over a two year period.
Compensation Expense
The following table presents total compensation expense for unit-based compensation:

[24]

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Performance Phantom Units	$409	$—	$545	$—
Time-based Phantom Units	69	—	88	—
Director and other unit grants	91	—	289	100
Total compensation expense	$569	$—	$922	$100

[25]

12. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the “Services Agreement”) with our General Partner, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended September 30, 2014 and 2013, the Partnership incurred $2,587 and $1,163, respectively, of management and administrative service expenses from Hi-Crush Services. During the nine months ended September 30, 2014 and 2013, the Partnership incurred $6,946 and $3,004, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of September 30, 2014, an outstanding balance of $6,712 payable to our sponsor is maintained as a current liability under the caption “Due to Sponsor.”
During the three and nine months ended September 30, 2014, the Partnership purchased $3,011 of sand from Hi-Crush Whitehall LLC, a subsidiary of our sponsor and the entity that owns the sponsor's Whitehall facility, at a purchase price in excess of our production cost per ton.

[26]

13. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. It conducts operations through its one operating segment titled "Frac Sand Sales". This reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

[27]

14. Commitments and Contingencies
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through September 30, 2014, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to these customers under these contracts.
D&I has entered into a long-term supply agreement with a supplier which includes a requirement to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreements are not in excess of our current requirements.
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from the Wyeville and Augusta facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $4,011 and $2,179 for the three months ended September 30, 2014 and 2013, respectively, and $10,743 and $5,618 for the nine months ended September 30, 2014 and 2013, respectively.
The Partnership has long-term leases for rail access, railcars and equipment at its terminal sites, which are also under long-term lease agreements with various railroads. As of September 30, 2014, future minimum operating lease payments are as follows:

Fiscal Year	Amount
2014 (Three Months)	$2,704
2015	10,724
2016	9,830
2017	9,545
2018	8,715
Thereafter	10,092
$51,610
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
Following the Partnership’s November 2012 announcement that Hi-Crush Operating LLC had formally terminated its supply agreement with Baker Hughes in response to the repudiation of the agreement by Baker Hughes, the Partnership, our General Partner, certain of its officers and directors and its underwriters were named as defendants in purported securities class action lawsuits brought by the Partnership’s unitholders in the United States District Court for the Southern District of New York. On February 11, 2013, the lawsuits were consolidated into one lawsuit, styled In re: Hi-Crush Partners L.P. Securities Litigation, No. 12-Civ-8557 (CM). A consolidated amended complaint was filed on February 15, 2013. That complaint asserted claims under sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, or the Securities Act, and sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Partnership’s Registration Statement and a subsequent presentation. Among other things, the consolidated amended complaint alleges that defendants failed to disclose to the market certain alleged information relating to Baker Hughes’ repudiation of the supply agreement. On March 22, 2013, the Partnership filed a motion to dismiss the complaint. On December 2, 2013, the court issued an order dismissing the claims relating to the Partnership’s Registration Statement, but did not dismiss the claims relating to alleged misrepresentations concerning the Partnership’s relationship with Baker Hughes after the Partnership’s initial public offering. The Partnership and the remaining defendants in the lawsuit have filed answers to the complaint. The Partnership believes the case is without merit and intends to vigorously defend itself. It is not possible to predict the outcome of this claim. However, in our opinion, the likelihood that the ultimate disposition of this claim will have a material adverse effect on our consolidated financial statements is remote.
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

[28]

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

[29]

15. Asset Retirement Obligation
Although the ultimate amount of reclamation and closure costs to be incurred is uncertain, the Partnership maintains a post-closure reclamation and site restoration obligations as follows:

Balance at December 31, 2013 (Recasted)	$4,628
Additions to liabilities	—
Accretion expense	184
Balance at September 30, 2014	$4,812

[30]

16. Supplemental Condensed Consolidating Financial Information
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the subsidiaries of the Partnership as of March 31, 2014 (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities) was a 100% directly or indirectly owned subsidiary of the Partnership (the “guarantors”), will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. As of September 30, 2014, the guarantors were our sole subsidiaries, other than Hi-Crush Finance Corp. and Hi-Crush Augusta Acquisition Co. LLC, which are our 100% owned subsidiaries, and Augusta, of which we own 98.0% of the common equity interests.
As of September 30, 2014, the Partnership had no assets or operations independent of its subsidiaries, and there were no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. As of September 30, 2014, none of the assets of our subsidiaries represented restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
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

[31]

Condensed Consolidating Balance Sheet
As of September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$15,339	$3,394	$1,892	$—	$20,625
Restricted cash	—	690	—	—	690
Accounts receivable	—	50,875	8,074	—	58,949
Intercompany receivables	103,721	107,635	—	(211,356)	—
Inventories	—	17,651	6,740	(2,006)	22,385
Prepaid expenses and other current assets	339	2,226	35	—	2,600
Total current assets	119,399	182,471	16,741	(213,362)	105,249
Property, plant and equipment, net	5	119,753	97,566	—	217,324
Goodwill and intangible assets, net	—	67,551	—	—	67,551
Investment in consolidated affiliates	232,404	—	224,250	(456,654)	—
Other assets	7,802	4,794	—	—	12,596
Total assets	$359,610	$374,569	$338,557	$(670,016)	$402,720
Liabilities, Equity and Non-Controlling Interest
Current liabilities:
Accounts payable	$6	$11,617	$4,227	$—	$15,850
Accrued and other current liabilities	444	6,258	8,098	—	14,800
Intercompany payables	—	—	211,356	(211,356)	—
Due to sponsor	842	5,436	434	—	6,712
Current portion of long-term debt	2,000	—	—	—	2,000
Total current liabilities	3,292	23,311	224,115	(211,356)	39,362
Long-term debt	195,118	—	—	—	195,118
Asset retirement obligation	—	1,767	3,045	—	4,812
Total liabilities	198,410	25,078	227,160	(211,356)	239,292
Commitments and contingencies	—	—	—	—	—
Equity and Non-Controlling Interest:
Equity	161,200	349,491	109,169	(458,660)	161,200
Non-controlling interest	—	—	2,228	—	2,228
Total equity and non-controlling interest	161,200	349,491	111,397	(458,660)	163,428
Total liabilities, equity and non-controlling interest	$359,610	$374,569	$338,557	$(670,016)	$402,720

[32]

Condensed Consolidating Balance Sheet
As of December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$12,056	$3,991	$4,561	$—	$20,608
Restricted cash	—	690	—	—	690
Accounts receivable	—	31,581	5,861	—	37,442
Intercompany receivables	—	54,468	1,311	(55,779)	—
Inventories	—	16,265	7,102	(949)	22,418
Prepaid expenses and other current assets	573	859	193	—	1,625
Total current assets	12,629	107,854	19,028	(56,728)	82,783
Property, plant and equipment, net	7	113,335	82,492	—	195,834
Goodwill and intangible assets, net	—	71,936	—	—	71,936
Investment in consolidated affiliates	329,604	—	—	(329,604)	—
Other assets	1,467	2,341	—	—	3,808
Total assets	$343,707	$295,466	$101,520	$(386,332)	$354,361
Liabilities, Equity and Non-Controlling Interest
Current liabilities:
Accounts payable	$219	$8,087	$1,802	$—	$10,108
Accrued and other current liabilities	459	3,917	3,293	—	7,669
Intercompany payables	55,779	—	—	(55,779)	—
Due to Sponsor	877	382	9,093	—	10,352
Total current liabilities	57,334	12,386	14,188	(55,779)	28,129
Long-term debt	138,250	—	—	—	138,250
Asset retirement obligation	—	1,673	2,955	—	4,628
Total liabilities	195,584	14,059	17,143	(55,779)	171,007
Commitments and contingencies	—	—	—	—	—
Equity and Non-Controlling Interest:
Equity	148,123	281,407	49,146	(330,553)	148,123
Non-controlling interest	—	—	35,231	—	35,231
Total equity and non-controlling interest	148,123	281,407	84,377	(330,553)	183,354
Total liabilities, equity and non-controlling interest	$343,707	$295,466	$101,520	$(386,332)	$354,361

[33]

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$88,982	$24,964	$(11,630)	$102,316
Cost of goods sold (including depreciation, depletion and amortization)	—	57,849	9,960	(12,169)	55,640
Gross profit	—	31,133	15,004	539	46,676
Operating costs and expenses:
General and administrative expenses	3,707	2,117	359	—	6,183
Exploration expense	—	—	—	—	—
Accretion of asset retirement obligation	—	31	30	—	61
Income from operations	(3,707)	28,985	14,615	539	40,432
Other income (expense):
Earnings from consolidated affiliates	43,783	—	—	(43,783)	—
Interest expense	(3,047)	(28)	(36)	—	(3,111)
Net income	37,029	28,957	14,579	(43,244)	37,321
Income attributable to non-controlling interest	—	—	(292)	—	(292)
Net income attributable to Hi-Crush Partners LP	$37,029	$28,957	$14,287	$(43,244)	$37,029

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$217,734	$65,742	$(27,858)	$255,618
Cost of goods sold (including depreciation, depletion and amortization)	—	142,502	28,824	(27,661)	143,665
Gross profit	—	75,232	36,918	(197)	111,953
Operating costs and expenses:
General and administrative expenses	9,874	7,864	1,549	—	19,287
Exploration expense	—	—	—	—	—
Accretion of asset retirement obligation	—	94	90	—	184
Income from operations	(9,874)	67,274	35,279	(197)	92,482
Other income (expense):
Earnings from consolidated affiliates	101,506	—	—	(101,506)	—
Interest expense	(6,690)	(48)	(98)	—	(6,836)
Net income	84,942	67,226	35,181	(101,703)	85,646
Income attributable to non-controlling interest	—	—	(704)	—	(704)
Net income attributable to Hi-Crush Partners LP	$84,942	$67,226	$34,477	$(101,703)	$84,942

[34]

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$43,515	$10,761	$(1,118)	$53,158
Cost of goods sold (including depreciation, depletion and amortization)	—	25,958	7,028	(1,118)	31,868
Gross profit	—	17,557	3,733	—	21,290
Operating costs and expenses:
General and administrative expenses	1,766	3,264	513	—	5,543
Exploration expense	—	—	—	—	—
Accretion of asset retirement obligation	—	29	28	—	57
Income from operations	(1,766)	14,264	3,192	—	15,690
Other income (expense):
Earnings from consolidated affiliates	17,325	—	—	(17,325)	—
Interest expense	(1,204)	(4)	(65)	—	(1,273)
Net income	14,355	14,260	3,127	(17,325)	14,417
Income attributable to non-controlling interest	—	—	(62)	—	(62)
Net income attributable to Hi-Crush Partners LP	$14,355	$14,260	$3,065	$(17,325)	$14,355

	Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$90,244	$26,833	$(2,082)	$114,995
Cost of goods sold (including depreciation, depletion and amortization)	—	43,325	17,370	(2,082)	58,613
Gross profit	—	46,919	9,463	—	56,382
Operating costs and expenses:
General and administrative expenses	7,522	4,074	1,726	—	13,322
Exploration expense	—	46	10	—	56
Accretion of asset retirement obligation	—	88	84	—	172
Income from operations	(7,522)	42,711	7,643	—	42,832
Other income (expense):
Earnings from consolidated affiliates	50,075	—	—	(50,075)	—
Interest expense	(2,172)	(13)	(116)	—	(2,301)
Net income	40,381	42,698	7,527	(50,075)	40,531
Income attributable to non-controlling interest	—	—	(150)	—	(150)
Net income attributable to Hi-Crush Partners LP	$40,381	$42,698	$7,377	$(50,075)	$40,381

[35]

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$58,783	$63,666	$28,793	$(73,404)	$77,838
Investing activities:
Cash paid for acquisition of Hi-Crush Augusta LLC	—	—	(224,250)	—	(224,250)
Capital expenditures for property, plant and equipment	—	(7,513)	(14,808)	—	(22,321)
Net cash used in investing activities	—	(7,513)	(239,058)	—	(246,571)
Financing activities:
Proceeds from equity issuance	170,693	—	—	—	170,693
Proceeds from issuance of long-term debt	198,000	—	—	—	198,000
Repayment of long-term debt	(139,250)	—	—	—	(139,250)
Advances to parent, net	(224,250)	(56,750)	216,250	64,750	—
Loan origination costs	(7,096)	—	—	—	(7,096)
Redemption of common units	(19)	—	—	—	(19)
Distributions paid	(53,578)	—	(8,654)	8,654	(53,578)
Net cash provided by (used in) financing activities	(55,500)	(56,750)	207,596	73,404	168,750
Net increase (decrease) in cash	3,283	(597)	(2,669)	—	17
Cash:
Beginning of period	12,056	3,991	4,561	—	20,608
End of period	$15,339	$3,394	$1,892	$—	$20,625

	Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$46,186	$42,549	$16,051	$(52,507)	$52,279
Investing activities:
Cash paid for acquisition of Hi-Crush Augusta LLC	(37,500)	—	—	37,500	—
Cash paid for acquisition of D&I Silica LLC	(95,277)	—	—	—	(95,277)
Capital expenditures for property, plant and equipment	—	(4,854)	(4,032)	—	(8,886)
Net cash (used in) provided by investing activities	(132,777)	(4,854)	(4,032)	37,500	(104,163)
Financing activities:
Proceeds from issuance of long-term debt	138,250	—	—	—	138,250
Capital contribution	—	—	37,500	(37,500)	—
Repayment of long-term debt	—	—	(33,250)	—	(33,250)
Advances to parent, net	—	(45,007)	—	45,007	—
Affiliate financing, net	—	5,615	—	—	5,615
Loan origination costs	(805)	—	—	—	(805)
Distributions paid	(39,633)	—	(12,137)	7,500	(44,270)
Net cash provided by (used in) financing activities	97,812	(39,392)	(7,887)	15,007	65,540
Net increase in cash	11,221	(1,697)	4,132	—	13,656
Cash:
Beginning of period	—	10,498	—	—	10,498
End of period	$11,221	$8,801	$4,132	$—	$24,154

[36]

17. Subsequent Events
On October 15, 2014, we declared a cash distribution totaling $23,095, or $0.6250 per common and subordinated unit. This distribution will be paid on November 14, 2014 to unitholders of record on October 31, 2014. A distribution of $695 was declared for the holder of our incentive distribution rights.

[37]

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited financial statements as of December 31, 2013, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2014, as amended by the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2014. The information provided below supplements, but does not form part of, our unaudited condensed financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. All amounts are presented in thousands except tonnage, acreage or per unit data, or where otherwise noted.

[38]

Overview
We are a pure play, low-cost, domestic producer and supplier of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. We own, operate and develop sand reserves and related excavation and processing facilities and will seek to acquire or develop additional facilities. Our 651-acre facility with integrated rail infrastructure, located near Wyeville, Wisconsin (the “Wyeville facility”) enables us to process and cost-effectively deliver approximately 1,600,000 tons of frac sand per year. We also own a 98.0% interest in Hi-Crush Augusta LLC (“Augusta”), the entity that owns a 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin (the “Augusta facility”), which enables us to process and cost-effectively deliver a further 1,600,000 tons of frac sand per year. We are in the process of expanding the capacity of our Augusta facility by an additional 1,000,000 tons, which we expect to be completed during the fourth quarter of 2014.
A substantial portion of our frac sand production is sold to leading pressure pumping service providers under long-term contracts that require our customers to pay a specified price for a specified volume of frac sand each month. From October 2013 to October 2014, we entered into amendments of existing supply agreements and four new supply agreements, each requiring the customer to purchase minimum volumes of frac sand each month. As of November 1, 2014, we had contracted to sell 3.8 million tons in 2014 and 6.6 million tons in 2015 from our production facilities and destination terminals. The pricing of the sand varies for each mesh size and delivery point. Based on the terms of the agreements, we expect our customers to take 70 to 80 percent of the volumes under FOB plant pricing in 2014 and 65% to 75% percent in 2015. As of November 1, 2014, the contracts had an average remaining life of 4.4 years.
On June 10, 2013, we acquired D&I Silica, LLC (“D & I”), an independent frac sand supplier, transforming us into an integrated Northern White frac sand producer, transporter, marketer and distributor. The Partnership acquired D&I for $95,159 in cash and 1,578,947 common units. Founded in 2006, D&I was the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales. We operate through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio, New York and Texas.
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
On January 31, 2013, we entered into an agreement with our sponsor to acquire a preferred interest in Augusta for $37,500 in cash and 3.75 million Class B units in the Partnership. Our sponsor did not receive distributions on the Class B units until they converted into common units. The conditions precedent to conversion of the Class B units were satisfied upon payment of our distribution on August 15, 2014 and, the sponsor, who is the sole owner of our Class B units, elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis.  The preferred interest in Augusta entitled us to a preferred distribution of up to $3,750 per quarter, or $15,000 annually.
On April 8, 2014, the Partnership entered into a contribution agreement with the sponsor to acquire substantially all of the remaining equity interests in the sponsor’s Augusta facility for cash consideration of $224,250 (the “Augusta Contribution”). To finance the Augusta Contribution and refinance the Partnership’s revolving credit facility, (i) on April 8, 2014, the Partnership commenced a primary public offering of 4,250,000 common units representing limited partnership interests in the Partnership and (ii) on April 28, 2014, the Partnership entered into a $200,000 senior secured term loan facility with certain lenders. The Partnership’s primary public offering closed on April 15, 2014. On May 9, 2014, the Partnership issued an additional 75,000 common units pursuant to the partial exercise of the underwriters' over-allotment option in connection with the April 2014 primary public offering. Net proceeds to the Partnership from the primary offering and the exercise of the over-allotment option totaled $170,693. Upon receipt of the proceeds from the public offering on April 15, 2014, the Partnership paid off the outstanding balance of $124,750 under its revolving credit facility. The Augusta Contribution closed on April 28, 2014, and at closing, the Partnership’s preferred equity interest in Augusta was converted into common equity interests of Augusta. Following the Augusta Contribution, the Partnership owns 98.0% of Augusta’s common equity interests. In addition, on April 28, 2014, the Partnership entered into a $150,000 senior secured revolving credit facility with various financial institutions by amending and restating its prior $200,000 revolving credit facility.

[39]

Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future principally for the following reasons:

•
We completed our acquisition of D&I in June 2013. On June 10, 2013, we acquired D&I, an independent frac sand supplier, transforming us into an integrated Northern White frac sand producer, transporter, marketer and distributor. As a result of the acquisition, we now operate through an extensive logistics network of rail-served origin and destination terminals. Subsequent to June 10, 2013, we incur freight and logistics costs involved in the sourcing of sand to the destination terminals, as well as purchase sand from third parties.

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

•
We are incurring increased interest expense on our credit facility as a result of our acquisition of D&I and the Augusta Contribution. As of January 1, 2013, we did not have any indebtedness outstanding. In January 2013, in connection with our acquisition of a preferred interest in Augusta, we drew $38,250 under our credit facility. In June 2013, in connection with our acquisition of D&I, we drew $100,000 under our credit facility. In March 2014, we repaid $13,500 under our credit facility. The remaining outstanding balance of the credit facility was repaid in full on April 15, 2014 with the proceeds from a public offering of our common units. On April 28, 2014, the Partnership entered into a senior secured term loan credit facility that permits aggregate borrowings of up to $200,000, which was fully drawn down on April 28, 2014. The outstanding balance of $197,118 carries an interest rate of 4.75% as of September 30, 2014.

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
During the third quarter of 2013, we began selling 100 mesh product to customers. During 2014, we completed construction of additional equipment and silo storage facilities to store 100 mesh product at our facilities. During the third quarter of 2014, our sponsor completed construction of the 1,277 acre facility with integrated rail infrastructure, located in Independence, Wisconsin (the “Whitehall facility”). As of December 31, 2013, this facility contained 84.1 million tons of proven, recoverable salable sand reserves and is capable of delivering approximately 2,600,000 tons of frac sand per year.
As of November 1, 2014, we had contracted to sell 3.8 million tons in 2014 and 6.6 million tons in 2015 from our production facilities and destination terminals. Based on reserve reports prepared by John T. Boyd, and assuming production at our rated capacity of 3,200,000 tons of 20/70 frac sand per year, our production facilities have an implied average 34-year reserve life as of December 31, 2013.
As of September 30, 2014, we operated 14 destination rail-based terminal locations throughout the Marcellus, Permian and Utica shale basins. Our destination terminals include 296,200 tons of rail storage capacity and we are currently in the process of expanding our silo storage capacity in the Marcellus and Utica shales by more than 70,000 tons, which will result in over 100,000 tons of silo storage capacity in this region. Our Minerva, Pittston, Smithfield and Wellsboro terminals are capable of accommodating unit trains.
We are continuously looking to increase the number of destination terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. Our destination terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. We also have the ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. As of September 30, 2014, we leased or owned 2,070 railcars used to transport our sand from origin to destination and manage a fleet of approximately 3,900 additional railcars dedicated to our facilities by our customers or the Class I railroads.

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
We purchase sand through a long-term supply agreement with a third party at a specified price per ton, through the spot market and also from our Sponsor's Whitehall facility. We incur transportation costs including trucking, rail freight charges and fuel surcharges when transporting our sand from its origin to destination. We utilize a diverse base of railroads to transport our sand and transportation costs are typically negotiated through long-term working relationships.
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
The following table presents a reconciliation of EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

[44]

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2014	2013	2014	2013
Reconciliation of distributable cash flow to net income:
Net income	$37,321	$14,417	$85,646	$40,531
Depreciation and depletion expense	2,677	2,189	6,581	4,259
Amortization expense	781	1,662	4,385	2,025
Interest expense	3,111	1,273	6,836	2,301
EBITDA	$43,890	$19,541	$103,448	$49,116
Less: Cash interest paid	(2,702)	(1,178)	(5,984)	(1,854)
Less: Income attributable to non-controlling interest	(292)	(62)	(704)	(150)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (1)	(1,387)	(807)	(3,644)	(2,117)
Add: Accretion of asset retirement obligation	61	57	184	172
Add: Unit based compensation	569	—	922	—
Distributable cash flow	$40,139	$17,551	$94,222	$45,167
Adjusted for: Distributable cash flow attributable to Hi-Crush Augusta LLC, net of intercompany eliminations, prior to the Augusta Contribution (2)	—	50	(7,199)	2,511
Distributable cash flow attributable to Hi-Crush Partners LP	40,139	17,601	87,023	47,678
Less: Distributable cash flow attributable to holders of incentive distribution rights	(7,791)	—	(10,244)	—
Distributable cash flow attributable to common and subordinated unitholders	$32,348	$17,601	$76,779	$47,678

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

[45]

Results of Operations
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
The following table presents consolidated revenues and expenses for the periods indicated.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Revenues	$102,316	$53,158
Costs of goods sold:
Production costs	14,274	11,411
Other cost of sales	38,328	18,047
Depreciation, depletion and amortization	3,038	2,410
Gross profit	46,676	21,290
Operating costs and expenses:
General and administrative	6,183	5,543
Exploration expense	—	—
Accretion of asset retirement obligation	61	57
Income from operations	40,432	15,690
Other income (expense):
Interest expense	(3,111)	(1,273)
Net income	37,321	14,417
Income attributable to non-controlling interest	(292)	(62)
Net income attributable to Hi-Crush Partners LP	$37,029	$14,355

Revenues
Revenues generated from the sale of frac sand were $83,420 for the three months ended September 30, 2014, during which we sold 1,180,602 tons of frac sand. Revenue was $48,505 for the three months ended September 30, 2013, during which we sold 709,488 tons of frac sand. Average sales price per ton was $71 for the three months ended September 30, 2014 and $68 for the three months ended September 30, 2013. The change in sales price between the two periods is due to the mix in pricing of FOB plant and FOB destination (68% and 69% of tons were sold FOB plant for the three months ended September 30, 2014 and 2013, respectively), the mix of product mesh sizes sold, and the impact of 5-10% price increases on spot sales at our distribution terminals.
Other revenue related to transload and terminaling, silo leases and other services was $18,896 and $4,653 for the three months ended September 30, 2014 and 2013, respectively. The increase in such revenues was driven by increased transloading services provided at our destination terminals.
Costs of goods sold – Production costs
We incurred production costs of $14,274, or $13.89 per ton produced and delivered, for the three months ended September 30, 2014, compared to $11,411, or $19.09 per ton produced and delivered for the three months ended September 30, 2013.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the three months ended September 30, 2014 and 2013.

[46]

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Excavation costs	$3,211	3,272
Plant operating costs	7,052	5,960
Royalties	4,011	$2,179
Total production costs	$14,274	$11,411
The overall increase in production costs was attributable to higher tonnage produced and delivered from our production facilities during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, partially offset by reduced per ton costs due to operating efficiencies and reduced volumes of rejected material. Both factors are attributable, in part, to the increased production and sale of 100 mesh sand during the three months ended September 30, 2014 compared to the same period in the prior year.
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
We purchase sand through a long-term supply agreement with a third party at a specified price per ton, through the spot market and from our Sponsor's Whitehall facility. For the three months ended September 30, 2014 and 2013, we incurred $4,178 and $8,016 of purchased sand costs, respectively. In addition, during the three months ended September 30, 2013, we incurred $838 of non-cash costs associated with the sale of inventory previously held as of June 10, 2013 and marked up to fair value in connection with the D&I acquisition.
We incur transportation costs including freight charges and fuel surcharges when transporting our sand from its origin to destination. For the three months ended September 30, 2014 and 2013, we incurred $26,636 and $8,215 of transportation costs, respectively. Other costs of sales was $4,503 and $2,096 during the three months ended September 30, 2014 and 2013, respectively, and was primarily comprised of demurrage, storage fees and on-site labor. The increase in transportation and other costs of sales was driven by increased throughput of tonnage at our destination terminals.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the three months ended September 30, 2014 and 2013, we incurred $3,038 and $2,410, respectively, of depreciation, depletion and amortization expense.
Gross Profit
Gross profit was $46,676 and $21,290 for the three months ended September 30, 2014 and 2013, respectively. Gross profit was primarily impacted by additional tons sold and reduced production per ton produced and delivered.
Operating Costs and Expenses
For the three months ended September 30, 2014 and 2013, we incurred general and administrative of expenses of $6,183 and $5,543, respectively. The increase in such costs was attributable to unit based compensation of $569, and higher payroll and related costs from additional sponsor headcount.
Interest Expense
Interest expense was $3,111 and $1,273 for the three months ended September 30, 2014 and 2013, respectively. The increase in interest expense during the 2014 period was primarily attributable to interest on our new $200,000 senior secured term loan facility, which was fully drawn on April 28, 2014 to finance the Augusta Contribution.
Net Income Attributable to Hi-Crush Partners LP
Net income attributable to Hi-Crush Partners LP was $37,029 and $14,355 for the three months ended September 30, 2014 and 2013, respectively.

[47]

Results of Operations
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
The following table presents consolidated revenues and expenses for the periods indicated.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Revenues	$255,618	$114,995
Costs of goods sold:
Production costs	42,644	29,981
Other cost of sales	93,049	23,789
Depreciation, depletion and amortization	7,972	4,843
Gross profit	111,953	56,382
Operating costs and expenses:
General and administrative	19,287	13,322
Exploration expense	—	56
Accretion of asset retirement obligation	184	172
Income from operations	92,482	42,832
Other income (expense):
Interest expense	(6,836)	(2,301)
Net income	85,646	40,531
Income attributable to non-controlling interest	(704)	(150)
Net income attributable to Hi-Crush Partners LP	$84,942	$40,381
Revenues
Revenues generated from the sale of frac sand were $217,648 for the nine months ended September 30, 2014, during which we sold 3,102,897 tons of frac sand. Revenue was $109,345 for the nine months ended September 30, 2013, during which we sold 1,706,025 tons of frac sand. Average sales price per ton was $70 for the nine months ended September 30, 2014 and $64 for the nine months ended September 30, 2013. The change in sales price between the two periods is due to the mix in pricing of FOB plant and FOB destination (67% and 84% of tons were sold FOB plant for the nine months ended September 30, 2014 and 2013, respectively), the mix of product mesh sizes sold, and the impact of 5-10% price increases on spot sales at our distribution terminals.
Other revenue related to transload and terminaling, silo leases and other services was $37,970 and $5,650 for the nine months ended September 30, 2014 and 2013. The increase in such revenues was driven by increased transloading services provided at our destination terminals.
Costs of goods sold – Production costs
We incurred production costs of $42,644, or $15.80 per ton produced and delivered, for the nine months ended September 30, 2014, compared to $29,981, or $19.50 per ton produced and delivered for the nine months ended September 30, 2013.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the nine months ended September 30, 2014 and 2013.

[48]

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Excavation costs	$12,721	$8,031
Plant operating costs	19,179	16,332
Royalties	10,744	5,618
Total production costs	$42,644	$29,981
The overall increase in production costs was attributable to higher tonnage produced and delivered from our production facilities during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, partially offset by reduced per ton costs due to operating efficiencies and reduced volumes of rejected material. Both factors are attributable, in part, to the increased production and sale of 100 mesh sand during the nine months ended September 30, 2014 compared to the same period in the prior year.
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
We purchase sand through a long-term supply agreement with a third party at a specified price per ton and through the spot market. For the nine months ended September 30, 2014 and 2013, we incurred $11,379 and $10,790 of purchased sand costs, respectively. In addition, during the nine months ended September 30, 2013, we incurred $1,171 of non-cash costs associated with the sale of inventory previously held as of June 10, 2013 and marked up to fair value in connection with the D&I acquisition.
We incur transportation costs including freight charges and fuel surcharges when transporting our sand from its origin to destination. For the nine months ended September 30, 2014 and 2013, we incurred $67,886 and $10,157 of transportation costs, respectively. The increase in transportation costs is primarily due to the timing of the June 10, 2013 acquisition of D&I and increased throughput of tonnage at our destination terminals.
Other costs of sales was $10,773 and $2,789 during the nine months ended September 30, 2014 and 2013, respectively, and was primarily comprised of demurrage, storage fees and on-site labor. Demurrage and storage fees were significantly lower in the nine months ended September 30, 2014 compared to the period subsequent to the June 10, 2013 acquisition of D&I due to reduced volumes held in inventory at the destination terminals.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the nine months ended September 30, 2014 and 2013, we incurred $7,972 and $4,843, respectively, of depreciation, depletion and amortization expense. The increase in such costs is attributable to increased deprecation and amortization resulting from the timing of the June 10, 2013 acquisition of D&I.
Gross Profit
Gross profit was $111,953 and $56,382 for the nine months ended September 30, 2014 and 2013, respectively. Gross profit was primarily impacted by additional tons sold and additional gross profit contributed from the D&I operations.
Operating Costs and Expenses
For the nine months ended September 30, 2014 and 2013, we incurred general and administrative expenses of $19,287 and $13,322, respectively. The increase in such costs was attributable to $768 of transaction costs associated with the Augusta Contribution, increased amortization of intangible assets of $1,554, unit based compensation of $822, and higher payroll and related costs from additional sponsor headcount.
Interest Expense
Interest expense was $6,836 and $2,301 for the nine months ended September 30, 2014 and 2013, respectively. The increase in interest expense during the 2014 period was primarily attributable to interest on our new $200,000 senior secured term loan facility, which was fully drawn on April 28, 2014 to finance the Augusta Contribution.
Net Income Attributable to Hi-Crush Partners LP
Net income attributable to Hi-Crush Partners LP was $84,942 and $40,381 for the nine months ended September 30, 2014 and 2013, respectively.

[49]

Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our amended and restated $150,000 five-year revolving credit facility, as necessary. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of October 31, 2014, our sources of liquidity consisted of $18,807 of available cash and $143,813 pursuant to available borrowings under our revolving credit facility ($150,000, net of $6,187 letter of credit commitments). In addition, our General Partner is authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, making distributions to our unitholders, capital expenditures and funding any debt service obligations. We are incurring construction costs to expand the annual capacity of the Augusta facility by 1.0 million tons. The expansion is expected to be completed in 2014 at an approximate cost of $25,000. On October 15, 2014, our General Partner’s board of directors declared a cash distribution for the third quarter of 2014 of $0.6250 per common and subordinated unit, or $2.50 on an annualized basis, and a distribution of $695 was declared for our holders of incentive distribution rights. This represented the ninth distribution declared by us and corresponds to a 32% increase from our minimum quarterly distribution of $0.4750 per unit. This distribution will be paid on November 14, 2014 to unitholders of record on October 31, 2014. On a going-forward basis, we intend to pay a quarterly distribution of $0.6250 per common and subordinated unit per quarter, which equates to approximately $23,095 per quarter, or $92,380 per year, based on the number of common and subordinated units outstanding, to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. If such distribution is paid, we intend to pay a quarterly distribution to our holders of incentive distribution rights of $695 per quarter, or $2,780 per year. We do not have a legal or contractual obligation to pay this distribution.
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2014, we had a positive working capital balance of $44,572 as compared to a balance of $33,356 at December 31, 2013.

	September 30, 2014	December 31, 2013
Current assets:
Accounts receivable	$58,949	$37,442
Inventories	22,385	22,418
Prepaid and other current assets	2,600	1,625
Total current assets	83,934	61,485
Current liabilities:
Accounts payable	15,850	10,108
Accrued and other current liabilities	14,800	7,669
Due to sponsor	6,712	10,352
Current portion of long-term debt	2,000	—
Total current liabilities	39,362	28,129
Working capital	$44,572	$33,356
Accounts receivable increased by $21,507 during the nine months ended September 30, 2014, which was driven by higher sales volumes in the month of September 2014 compared to December 2013.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant, and finished goods in transit or in storage at our distribution terminals. The decrease in our inventory was primarily driven by decreased finished goods inventory of $1,155 during the period, offset by a $1,222 increase to our stockpile for processing through the dry plant for the upcoming winter season. Most of our finished goods inventory is either in transit to our customers or held at our terminals for future sale.
Accounts payable and accrued liabilities increased by $12,873 on a combined basis. The increase was primarily due to an increase in outstanding capital expenditures arising from the expansion project at our Augusta facility. The increase is also attributable to higher sales volumes and the wet plants not operating during the winter months, resulting in higher purchasing and other spending in the third quarter 2014 compared to the fourth quarter 2013.
Our accounts payable to our sponsor decreased during the nine months ended September 30, 2014, primarily as a result of the timing of payments made by Augusta to the Sponsor leading up to the Augusta Contribution.

[50]

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$77,838	$52,279
Investing activities	(246,571)	$(104,163)
Financing activities	168,750	$65,540
Cash Flows - Nine Months Ended September 30, 2014 and 2013
Operating Activities
Net cash provided by operating activities was $77,838 and $52,279 for the nine months ended September 30, 2014 and 2013, respectively. Operating cash flows include $85,646 and $40,531 of net income earned during the nine months ended September 30, 2014 and 2013, respectively, adjusted for non-cash operating expenses and changes in operating assets and liabilities described above. The increase in cash flows from operations was primarily attributable to additional cash flows generated from increased sales volumes.
Investing Activities
Net cash used in investing activities was $246,571 for the nine months ended September 30, 2014 and consisted of the $224,250 cost of the Augusta Contribution, capital expenditures primarily associated with the expansion of our Augusta facility, purchases of additional equipment and construction of facilities to produce and store 100 mesh product at our facilities, and construction costs for a new terminal facility in the Permian basin. Net cash used in investing activities was $104,163 for the nine months ended September 30, 2013 and consisted primarily of cash payments of $95,277 paid for D&I Silica, LLC and construction costs related to a new conveyor system installed over the rail line bisecting the Wyeville facility.
Financing Activities
Net cash provided by financing activities was $168,750 for the nine months ended September 30, 2014, and was comprised of $198,000 of cash proceeds from the term loan issuance and $170,693 from the issuance of 4,325,000 common units, offset by $53,578 of distributions to our unitholders, $7,096 of loan origination costs, a $138,250 repayment of our Prior Credit Facility and a $1,000 repayment of our term loan.
Net cash provided by financing activities was $65,540 for the nine months ended September 30, 2013, which included receipts of $138,250 of borrowings under our Prior Credit Facility and $5,615 of net repayments of affiliate financing from our sponsor. These inflows were offset by $44,270 of distributions, $805 of loan origination costs and a $33,250 repayment of long-term debt by Augusta.
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
Revolving Credit Facility and Senior Secured Term Loan Facility
As of October 31, 2014, we have a $150,000 senior secured revolving credit facility (our "revolving credit facility"), which matures in April 2019. This facility amended, restated and replaced our prior $200,000 four-year senior secured revolving credit facility. As of October 31, 2014, we had no indebtedness and $143,813 of undrawn borrowing capacity ($150,000, net of $6,187 letter of credit commitments) under our revolving credit facility. The revolving credit facility is available to fund working capital and for other general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our revolving credit facility are secured by substantially all of our assets.

[51]

As of October 31, 2014, we have a $200,000 senior secured term loan facility (our "senior secured term loan facility"), which matures in April 2021. As of October 31, 2014, the senior secured term loan facility was fully drawn. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility.  Borrowings under our senior secured term loan facility are secured by substantially all of our assets.
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
Interest Rate Risk
As of September 30, 2014, we had $199,000 of principal outstanding under our senior secured term loan facility, with an effective interest rate of 4.75%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $945 per year.
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
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Partnership is currently evaluating the future disclosure requirements under this guidance.
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

[54]

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

[55]

PART II—OTHER INFORMATION

[56]

ITEM 1. LEGAL PROCEEDINGS.
Legal Proceedings
The information required by this Item is contained in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

[57]

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

[58]

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes our repurchase activity during the three months ended September 30, 2014:

			Total Number	Maximum
			of Units	Number of
	Total		Purchased as	Units That May
	Number	Average	Part of Publicly	Yet be
	of Units	Price	Announced	Purchased
Period	Purchased	Paid per Unit	Plans	Under the Plans
Quarter ended September 30, 2014 (1)	299	$63.83	—	—

(1) Of the 1,113 restricted common units that vested in July 2014, 299 units were sold back to us by employees to cover related withholding tax requirements.

[59]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

[60]

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

[61]

ITEM 5. OTHER INFORMATION.
None.

[62]

ITEM 6. EXHIBITS.
The exhibits to this report are listed in the Exhibit Index.

[63]

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	November 4, 2014	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

[64]

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

10.1*	Second Amendment to Supply Agreement, dated August 8, 2014, by and between Weatherford U.S., L.P. and Hi-Crush Operating LLC.

23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014).

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

[65]