Form 10-Q
period 2015-03-31
Hi-Crush Partners LP
filed 2015-05-06
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 23,318,419 common units and 13,640,351 subordinated units outstanding on April 30, 2015.

[2]

PART I

[3]

ITEM 1. FINANCIAL STATEMENTS.

[4]

HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$4,913	$4,646
Restricted cash	691	691
Accounts receivable	63,111	82,117
Inventories	20,140	23,684
Prepaid expenses and other current assets	4,756	4,081
Total current assets	93,611	115,219
Property, plant and equipment, net	258,538	241,325
Goodwill and intangible assets, net	66,017	66,750
Other assets	12,481	12,826
Total assets	$430,647	$436,120
Liabilities, Equity and Partners’ Capital
Current liabilities:
Accounts payable	$18,053	$24,878
Accrued and other current liabilities	10,876	12,248
Due to sponsor	5,475	13,459
Current portion of long-term debt	2,000	2,000
Total current liabilities	36,404	52,585
Long-term debt	210,435	198,364
Asset retirement obligation	6,813	6,730
Total liabilities	253,652	257,679
Commitments and contingencies
Equity and partners’ capital:
General partner interest	—	—
Limited partner interests, 36,958,770 and 36,952,426 units outstanding, respectively	174,347	175,962
Total partners’ capital	174,347	175,962
Non-controlling interest	2,648	2,479
Total equity and partners' capital	176,995	178,441
Total liabilities, equity and partners’ capital	$430,647	$436,120
See Notes to Unaudited Condensed Consolidated Financial Statements.

[5]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Operations
(In thousands, except unit and per unit amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2015	2014 (a)
Revenues	$102,111	$70,578
Cost of goods sold (including depreciation, depletion and amortization)	68,639	44,166
Gross profit	33,472	26,412
Operating costs and expenses:
General and administrative expenses	6,218	6,425
Accretion of asset retirement obligation	83	57
Income from operations	27,171	19,930
Other income (expense):
Interest expense	(3,317)	(1,410)
Net income	23,854	18,520
Income attributable to non-controlling interest	(169)	(148)
Net income attributable to Hi-Crush Partners LP	$23,685	$18,372
Earnings per unit:
Common units - basic	$0.61	$0.49
Subordinated units - basic	$0.61	$0.49
Common units - diluted	$0.60	$0.49
Subordinated units - diluted	$0.60	$0.49
(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 5.
See Notes to Unaudited Condensed Consolidated Financial Statements.

[6]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2015	2014(a)
Operating activities:
Net income	$23,854	$18,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	1,677	1,476
Amortization of intangible assets	733	2,536
Amortization of deferred charges into interest expense	412	138
Management fees paid by Member on behalf of Hi-Crush Augusta LLC	—	492
Accretion of asset retirement obligation	83	57
Unit based compensation to independent directors and employees	884	83
Changes in operating assets and liabilities:
Accounts receivable	19,006	(7,098)
Prepaid expenses and other current assets	(548)	(199)
Inventories	3,115	9,897
Other assets	17	125
Accounts payable	(3,514)	(52)
Accrued and other current liabilities	(1,428)	644
Due to sponsor	(7,984)	(3,953)
Net cash provided by operating activities	36,307	22,666
Investing activities:
Capital expenditures for property, plant and equipment	(21,772)	(3,477)
Net cash used in investing activities	(21,772)	(3,477)
Financing activities:
Proceeds from issuance of long-term debt	25,000	—
Repayment of long-term debt	(13,000)	(13,500)
Loan origination costs	(13)	—
Distributions paid	(26,255)	(14,726)
Net cash used in financing activities	(14,268)	(28,226)
Net increase (decrease) in cash	267	(9,037)
Cash:
Beginning of period	4,646	20,608
End of period	$4,913	$11,571
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$(3,311)	$677
Cash paid for interest, net of amount capitalized	$2,905	$1,272
(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 5.
See Notes to Unaudited Condensed Consolidated Financial Statements.

[7]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands, except unit amounts)
(Unaudited)

		Limited Partners
	General Partner Capital	Common Unit Capital	Subordinated Unit Capital	Total Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at December 31, 2014	$—	$184,642	$(8,680)	$175,962	$175,962	$2,479	$178,441
Issuance of limited partner units to directors	—	200	—	200	200	—	200
Unit-based compensation expense	—	811	—	811	811	—	811
Cash distributions	(1,311)	(15,793)	(9,207)	(25,000)	(26,311)	—	(26,311)
Net income	1,311	14,116	8,258	22,374	23,685	169	23,854
Balance at March 31, 2015	$—	$183,976	$(9,629)	$174,347	$174,347	$2,648	$176,995
See Notes to Unaudited Condensed Consolidated Financial Statements.

[8]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)
1. Basis of Presentation and Use of Estimates
The accompanying unaudited interim Condensed Consolidated Financial Statements (“interim statements”) of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Partnership’s Consolidated Financial Statements for the year ended December 31, 2014, which are included in the Partnership’s Annual Report on Form 10-K filed with the SEC on February 27, 2015. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.
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
On April 8, 2014, the Partnership entered into a contribution agreement with the sponsor to acquire substantially all of the remaining equity interests in the sponsor’s Augusta facility for cash consideration of $224,250 (the “Augusta Contribution”, See Note 5 - Acquisition of Hi-Crush Augusta LLC) . To finance the Augusta Contribution and refinance the Partnership’s revolving credit facility, (i) on April 8, 2014, the Partnership commenced a primary public offering of 4,250,000 common units representing limited partnership interests in the Partnership and (ii) on April 28, 2014, the Partnership entered into a $200,000 senior secured term loan facility with certain lenders. The Partnership’s primary public offering closed on April 15, 2014. On May 9, 2014, the Partnership issued an additional 75,000 common units pursuant to the partial exercise of the underwriters' over-allotment option in connection with the April 2014 primary public offering. Net proceeds to the Partnership from the primary offering and the exercise of the over-allotment option totaled $170,693. Upon receipt of the proceeds from the public offering on April 15, 2014, the Partnership paid off the outstanding balance of $124,750 under its revolving credit facility. The Augusta Contribution closed on April 28, 2014, and at closing, the Partnership’s preferred equity interest in Augusta was converted into common equity interests of Augusta. Following the Augusta Contribution, the Partnership owns 98.0% of Augusta’s common equity interests. In addition, on April 28, 2014, the Partnership entered into a $150,000 senior secured revolving credit facility with various financial institutions by amending and restating its prior $200,000 revolving credit facility (See Note 6 - Long-Term Debt).
The Augusta Contribution was accounted for as a transaction between entities under common control whereby Augusta's net assets were recorded at their historical cost. Therefore, the Partnership's historical financial information was recast to combine Augusta and the Partnership as if the combination had been in effect since inception of common control. Refer to Note 5 for additional disclosure regarding the Augusta Contribution.

[9]

2. Significant Accounting Policies
In addition to the significant accounting policies listed below, a comprehensive discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K filed with the SEC on February 27, 2015.
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
A substantial portion of our frac sand is sold under long-term supply agreements, the current terms of which expire between 2016 and 2020. The agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase at the end of the defined cure period, which can range from three months to the end of a contract year.
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
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $185,130 as of March 31, 2015, based on the market price quoted from external sources, compared with a carrying value of $198,000. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
Net Income per Limited Partner Unit
We have identified the sponsor’s incentive distribution rights as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any sponsor incentive distributions, by the weighted-average number of outstanding common and subordinated units. Through March 31, 2014, basic and diluted net income per unit were the same as there were no potentially dilutive common or subordinated units outstanding.
Through August 15, 2014, the 3,750,000 Class B units outstanding did not have voting rights or rights to share in the Partnership’s periodic earnings, either through participation in its distributions or through an allocation of its undistributed earnings or losses, and so were not deemed to be participating securities in their form as Class B units. In addition, the conversion of the Class B units into common units was fully contingent upon the satisfaction of defined criteria pertaining to the cumulative payment of distributions and earnings per unit of the Partnership as described in Note 7. As such, until all of the defined payment and earnings criteria were satisfied, the Class B units were not included in our calculation of either basic or diluted earnings per unit. As such, for the quarter ended June 30, 2014, the Class B units were included in our calculation of diluted earnings per unit. On August 15, 2014, the Class B units converted into common units, at which time income allocations commenced on such units and the common units were included in our calculation of basic and diluted earnings per unit.
As described in Note 1, the Partnership's historical financial information has been recast to consolidate Augusta for all periods presented. The amounts of incremental income or losses recasted to periods prior to the Augusta Contribution are excluded from the calculation of net income per limited partner unit.
Income Taxes
The Partnership and the sponsor are pass-through entities and are not considered taxing entities for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At March 31, 2015 and December 31, 2014, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.

[10]

Recent Accounting Pronouncements
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, which is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability companies, and securitization structures. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2016. The Partnership anticipates that the adoption of this amended guidance will not materially affect its financial position, results of operations or cash flows.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2016. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

[11]

3. Inventories
Inventories consisted of the following:

	March 31, 2015	December 31, 2014
Raw material	$180	$63
Work-in-process	3,080	8,892
Finished goods	14,527	13,441
Spare parts	2,353	1,288
	$20,140	$23,684

[12]

4. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2015	December 31, 2014
Buildings	$5,596	$3,930
Mining property and mine development	47,272	46,967
Plant and equipment	134,805	134,870
Rail and rail equipment	26,571	23,161
Transload facilities and equipment	36,705	31,742
Construction-in-progress	26,675	18,519
Property, plant and equipment	277,624	259,189
Less: Accumulated depreciation and depletion	(19,086)	(17,864)
Property, plant and equipment, net	$258,538	$241,325
Depreciation and depletion expense was $1,677 and $1,476 during the three months ended March 31, 2015 and 2014, respectively.

[13]

5. Acquisition of Hi-Crush Augusta LLC
On January 31, 2013, the Partnership entered into an agreement with our sponsor to acquire 100,000 preferred units in Hi-Crush Augusta LLC ("Augusta"), the entity that owned our sponsor’s Augusta facility, for $37,500 in cash and 3,750,000 newly issued convertible Class B units in the Partnership.
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
The Partnership's historical financial information was recast to combine the Condensed Consolidated Statements of Operations and the Condensed Consolidated Balance Sheets of the Partnership with those of Augusta as if the combination had been in effect since inception of common control. Any material transactions between the Partnership and Augusta have been eliminated. The balance of non-controlling interest as of April 28, 2014 represented the sponsor's interest in Augusta prior to the combination. Except for the combination of Condensed Consolidated Statements of Operations and the respective allocation of recasted net income between the controlling and non-controlling interest, capital transactions between the sponsor and Augusta prior to April 28, 2014 have not been allocated on a recasted basis to the common and subordinated unitholders. Such transactions are presented within the non-controlling interest column in the Condensed Consolidated Statement of Partners' Capital as the Partnership and its unitholders would not have participated in these transactions.
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

[14]

The following tables present our recasted revenues, net income and net income attributable to Hi-Crush Partners LP per limited partner unit giving effect to the Augusta Contribution, as reconciled to the revenues, net income and net income attributable to Hi-Crush Partners LP per limited partnership unit of the Partnership.

	Three Months Ended March 31, 2014
	Partnership			Partnership
	Historical	Augusta	Eliminations	Recasted
Revenues	$55,828	$17,583	$(2,833)	$70,578
Net income	$14,263	$7,394	$(3,137)	$18,520
Net income attributable to Hi-Crush Partners LP per limited partner unit - basic and diluted	$0.49			$0.64

[15]

6. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
Term loan credit facility	$196,259	$196,688
Revolving credit facility	12,500	—
Other notes payable	3,676	3,676
Less: current portion of long-term debt	(2,000)	(2,000)
	$210,435	$198,364
Revolving Credit Facility
On August 21, 2012, the Partnership entered into a credit agreement (the “Prior Credit Agreement”) providing for a $100,000 senior secured revolving credit facility (the “Prior Credit Facility”) with a term of four years. In connection with our acquisition of a preferred interest in Augusta, on January 31, 2013, the Partnership entered into a consent and first amendment to the Prior Credit Agreement whereby the lending banks, among other things, (i) consented to the amendment and restatement of the partnership agreement of the Partnership and (ii) agreed to amend the Prior Credit Agreement to permit the acquisition by the Partnership of a preferred equity interest in Hi-Crush Augusta LLC. On May 9, 2013, in connection with our acquisition of D & I Silica, LLC ("D&I"), the Partnership entered into a commitment increase agreement and second amendment to the Prior Credit Agreement whereby the lending banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 and addition of lenders to the lending bank group. The outstanding balance under the Prior Credit Facility was paid in full on April 15, 2014.
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
The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Revolving Credit Agreement also requires compliance with customary financial covenants, which are a leverage ratio and minimum interest coverage ratio. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Revolving Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of March 31, 2015, we were in compliance with the covenants contained in the Revolving Credit Agreement.
As of March 31, 2015, we had $130,568 of undrawn borrowing capacity ($150,000, net of $12,500 indebtedness and $6,932 letter of credit commitments) under our Revolving Credit Facility.
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

[16]

Borrowings under the Term Loan Credit Agreement bear interest at a rate equal to, at the Partnership’s option, either (1) a base rate plus an applicable margin of 2.75% per annum or (2) a Eurodollar rate plus an applicable margin of 3.75% per annum, subject to a LIBOR floor of 1.00%.
The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of March 31, 2015, we were in compliance with the terms of the agreement.
As of March 31, 2015, we had $196,259 indebtedness ($198,000, net of $1,741 of discounts) under our Term Loan Credit Facility, which carried an interest rate of 4.75% as of March 31, 2015.
Other Notes Payable
On October 24, 2014, the Partnership acquired land and underlying frac sand deposits. The Partnership paid cash consideration of $2,500, and issued a three-year promissory note in the amount of $3,676. The three year promissory note accrues interest at a rate equal to the applicable short-term federal rate, which was 0.40% as of March 31, 2015. All principal and accrued interest is due and payable at the end of the three-year note term. However, the note may be prepaid on a quarterly basis during the three-year term if sand is extracted, delivered, sold and paid for from the property.
The Partnership did not make any prepayments during the three months ended March 31, 2015.

[17]

7. Equity
As of March 31, 2015, our sponsor owned 13,640,351 subordinated units representing a 36.9% ownership interest in the limited partner units. In addition, our sponsor is the owner of our General Partner.
Class B Units
On January 31, 2013, the Partnership issued 3,750,000 subordinated Class B units and paid $37,500 in cash to our sponsor in return for 100,000 preferred equity units in our sponsor’s Augusta facility. The Class B units did not have voting rights or rights to share in the Partnership’s periodic earnings, either through participation in its distributions or through an allocation of its undistributed earnings or losses. The Class B units were eligible for conversion into common units upon satisfaction of certain conditions. The conditions precedent to conversion of the Class B units were satisfied upon payment of our distribution on August 15, 2014 and, upon such payment, the sponsor, who was the sole owner of our Class B units, elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis.
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
Allocations of Net Income
Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and our General Partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage ownership interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to our sponsor.
During the three months ended March 31, 2014, no net income was allocated to our Class B units or to holders of incentive distribution rights. During the three months ended March 31, 2015, $1,311 was allocated to our holders of incentive distribution rights.
Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our common and subordinated unitholders and our sponsor will receive.
Our recent distributions have been as follows:

Declaration Date	Amount Declared Per Unit	Record Date	Payment Date	Payment to Common and Subordinated Units	Payment to Holders of Incentive Distribution Rights
January 15, 2014	$0.5100	January 31, 2014	February 14, 2014	$14,726	$—
April 16, 2014	$0.5250	May 1, 2014	May 15, 2014	$17,388	$—
July 16, 2014	$0.5750	August 1, 2014	August 15, 2014	$19,088	$168
October 15, 2014	$0.6250	October 31, 2014	November 14, 2014	$23,092	$695
January 15, 2015	$0.6750	January 30, 2015	February 13, 2015	$24,944	$1,311
April 16, 2015	$0.6750	May 1, 2015	May 15, 2015	$24,947	$1,311
Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Three Months Ended March 31,
Weighted average limited partner units outstanding:	2015	2014
Common units - basic	23,317,926	15,233,529
Subordinated units - basic	13,640,351	13,640,351
Common units - diluted	23,560,693	15,233,529
Subordinated units - diluted	13,640,351	13,640,351

[18]

For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and subordinated units are treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities. As the Class B units did not have rights to share in the Partnership’s periodic earnings, whether through participation in its distributions or through an allocation of its undistributed earnings or losses, they were not participating securities. In addition, the conversion of the Class B units into common units was fully contingent upon the satisfaction of defined criteria. As such, until all of the defined payment and earnings criteria were satisfied, the Class B units were not included in our calculation of either basic or diluted earnings per unit during the three months ended March 31, 2014. The Class B units were converted into common units on August 15, 2014, at which time income allocations commenced on such units.
Diluted earnings per unit for the three months ended March 31, 2015 includes the dilutive effect of LTIP awards granted (see Note 8) at the assumed number of units which would have vested if the performance period had ended on March 31, 2015.
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
The following table provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per unit for the three months ended March 31, 2015 (in thousands, except per unit amounts):

	General Partner and IDRs	Common Units	Subordinated Units	Total
Declared distribution	$1,311	$15,740	$9,207	$26,258
Assumed allocation of distributions in excess of earnings	—	(1,624)	(949)	(2,573)
Limited partners’ interest in net income	$1,311	$14,116	$8,258	$23,685

Earnings per unit - basic		$0.61	$0.61
Earnings per unit - diluted		$0.60	$0.60
Recasted Augusta Equity Transactions
During the three months ended March 31, 2014, the sponsor provided $492 of management services and other expenses paid on behalf of Augusta. Such costs are recognized as non-cash capital contributions in the accompanying financial statements.

[19]

8. Unit-Based Compensation
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

		Grant Date
		Weighted -
		Average Fair
	Units	Value per Unit
Outstanding at January 1, 2015	64,414	$65.57
Granted	119,550	$37.52
Forfeited	—	$—
Outstanding at March 31, 2015	183,964	$47.34
As of March 31, 2015, total compensation expense not yet recognized related to unvested PPUs was $7,090, with a weighted average remaining service period of 2.4 years.
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

		Grant Date
	Units	Value per Unit
Outstanding at January 1, 2015	16,603	$47.33
Granted	42,200	$34.09
Forfeited	—	$—
Outstanding at March 31, 2015	58,803	$37.82
As of March 31, 2015, total compensation expense not yet recognized related to unvested TPUs was $1,942, with a weighted average remaining service period of 2.7 years.
Board and Other Unit Grants
The Partnership issued 6,344 and 4,149 common units to its independent directors during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2014, the Partnership issued 7,022 common units to certain employees which vest approximately over a two year period.

[20]

Compensation Expense
The following table presents total compensation expense for unit-based compensation:

	Three Months Ended March 31,
	2015	2014
Performance Phantom Units	$664	$—
Time-based Phantom Units	147	—
Director and other unit grants	73	83
Total compensation expense	$884	$83

[21]

9. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the “Services Agreement”) with our General Partner, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended March 31, 2015 and 2014, the Partnership incurred $644 and $1,969, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of March 31, 2015, an outstanding balance of $5,475 payable to our sponsor is maintained as a current liability under the caption “Due to sponsor.”
During the three months ended March 31, 2015, the Partnership purchased $7,054 of sand from Hi-Crush Whitehall LLC, a subsidiary of our sponsor and the entity that owns the sponsor's Whitehall facility, at a purchase price in excess of our production cost per ton.
During the three months ended March 31, 2015, the Partnership purchased $2,425 of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC. The father of Mr. Alston, who is our general partner's Chief Operating Officer, owns a controlling equity interest in Northern Frac Proppants II, LLC. Although we acquired the sand at a purchase price in excess of our production cost per ton, the terms of the purchase price were the result of arm's length negotiations.

[22]

10. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. It conducts operations through its one operating segment titled "Frac Sand Sales". This reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

[23]

11. Commitments and Contingencies
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through March 31, 2015, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to these customers under these contracts.
D&I has entered into a long-term supply agreement with a supplier which includes a requirement to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreements are not in excess of our current requirements.
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from the Wyeville and Augusta facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $3,502 and $2,913 for the three months ended March 31, 2015 and 2014, respectively.
The Partnership has long-term leases for rail access, railcars and equipment at its terminal sites, which are also under long-term lease agreements with various railroads. As of March 31, 2015, future minimum operating lease payments are as follows:

Fiscal Year	Amount
2015 (nine months)	$13,889
2016	17,667
2017	17,367
2018	16,360
2019	13,319
Thereafter	8,132
$86,734
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

[24]

12. Supplemental Condensed Consolidating Financial Information
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the subsidiaries of the Partnership as of March 31, 2014 (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities) was a 100% directly or indirectly owned subsidiary of the Partnership (the “guarantors”), will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. As of March 31, 2015, the guarantors were our sole subsidiaries, other than Hi-Crush Finance Corp., Hi-Crush Augusta Acquisition Co. LLC, Hi-Crush Canada Inc and Hi-Crush Canada Distribution Corp., which are our 100% owned subsidiaries, and Augusta, of which we own 98.0% of the common equity interests.
As of March 31, 2015, the Partnership had no assets or operations independent of its subsidiaries, and there were no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. As of March 31, 2015, none of the assets of our subsidiaries represented restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
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

[25]

Condensed Consolidating Balance Sheet
As of March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$622	$2,846	$1,445	$—	$4,913
Restricted cash	—	691	—	—	691
Accounts receivable	—	55,783	7,328	—	63,111
Intercompany receivables	69,128	132,201	—	(201,329)	—
Inventories	—	17,883	4,472	(2,215)	20,140
Prepaid expenses and other current assets	429	4,220	107	—	4,756
Total current assets	70,179	213,624	13,352	(203,544)	93,611
Property, plant and equipment, net	21	147,213	111,304	—	258,538
Goodwill and intangible assets, net	—	66,017	—	—	66,017
Investment in consolidated affiliates	306,925	—	224,250	(531,175)	—
Other assets	7,183	5,298	—	—	12,481
Total assets	$384,308	$432,152	$348,906	$(734,719)	$430,647
Liabilities, Equity and Non-Controlling Interest
Current liabilities:
Accounts payable	$490	$14,150	$3,413	$—	$18,053
Accrued and other current liabilities	508	4,030	6,338	—	10,876
Intercompany payables	—	—	201,329	(201,329)	—
Due to sponsor	204	4,678	593	—	5,475
Current portion of long-term debt	2,000	—	—	—	2,000
Total current liabilities	3,202	22,858	211,673	(201,329)	36,404
Long-term debt	206,759	3,676	—	—	210,435
Asset retirement obligation	—	1,833	4,980	—	6,813
Total liabilities	209,961	28,367	216,653	(201,329)	253,652
Commitments and contingencies	—	—	—	—	—
Equity and Non-Controlling Interest:
Equity	174,347	403,785	129,605	(533,390)	174,347
Non-controlling interest	—	—	2,648	—	2,648
Total equity and non-controlling interest	174,347	403,785	132,253	(533,390)	176,995
Total liabilities, equity and non-controlling interest	$384,308	$432,152	$348,906	$(734,719)	$430,647

[26]

Condensed Consolidating Balance Sheet
As of December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$308	$3,490	$848	$—	$4,646
Restricted cash	—	691	—	—	691
Accounts receivable	—	71,504	10,613	—	82,117
Intercompany receivables	88,621	120,401	—	(209,022)	—
Inventories	—	18,828	6,521	(1,665)	23,684
Prepaid expenses and other current assets	277	3,802	2	—	4,081
Total current assets	89,206	218,716	17,984	(210,687)	115,219
Property, plant and equipment, net	23	136,240	105,062	—	241,325
Goodwill and intangible assets, net	—	66,750	—	—	66,750
Investment in consolidated affiliates	277,343	—	224,250	(501,593)	—
Other assets	7,511	5,315	—	—	12,826
Total assets	$374,083	$427,021	$347,296	$(712,280)	$436,120
Liabilities, Equity and Non-Controlling Interest
Current liabilities:
Accounts payable	$151	$21,401	$3,326	$—	$24,878
Accrued and other current liabilities	513	6,236	5,499	—	12,248
Intercompany payables	—	—	209,021	(209,021)	—
Due to sponsor	769	11,978	712	—	13,459
Current portion of long-term debt	2,000	—	—	—	2,000
Total current liabilities	3,433	39,615	218,558	(209,021)	52,585
Long-term debt	194,688	3,676	—	—	198,364
Asset retirement obligation	—	1,799	4,931	—	6,730
Total liabilities	198,121	45,090	223,489	(209,021)	257,679
Commitments and contingencies	—	—	—	—	—
Equity and Non-Controlling Interest:
Equity	175,962	381,931	121,328	(503,259)	175,962
Non-controlling interest	—	—	2,479	—	2,479
Total equity and non-controlling interest	175,962	381,931	123,807	(503,259)	178,441
Total liabilities, equity and non-controlling interest	$374,083	$427,021	$347,296	$(712,280)	$436,120

[27]

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$94,167	$19,525	$(11,581)	$102,111
Cost of goods sold (including depreciation, depletion and amortization)	—	69,290	10,380	(11,031)	68,639
Gross profit	—	24,877	9,145	(550)	33,472
Operating costs and expenses:
General and administrative expenses	2,637	2,963	618	—	6,218
Exploration expense	—	—	—	—	—
Accretion of asset retirement obligation	—	34	49	—	83
Income from operations	(2,637)	21,880	8,478	(550)	27,171
Other income (expense):
Earnings from consolidated affiliates	29,580	—	—	(29,580)	—
Interest expense	(3,258)	(26)	(33)	—	(3,317)
Net income	23,685	21,854	8,445	(30,130)	23,854
Income attributable to non-controlling interest	—	—	(169)	—	(169)
Net income attributable to Hi-Crush Partners LP	$23,685	$21,854	$8,276	$(30,130)	$23,685

	Three Months Ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$55,828	$17,583	$(2,833)	$70,578
Cost of goods sold (including depreciation, depletion and amortization)	—	38,322	9,290	(3,446)	44,166
Gross profit	—	17,506	8,293	613	26,412
Operating costs and expenses:
General and administrative expenses	2,308	3,283	834	—	6,425
Exploration expense	—	—	—	—	—
Accretion of asset retirement obligation	—	29	28	—	57
Income from operations	(2,308)	14,194	7,431	613	19,930
Other income (expense):
Earnings from consolidated affiliates	22,034	—	—	(22,034)	—
Interest expense	(1,354)	(19)	(37)	—	(1,410)
Net income	18,372	14,175	7,394	(21,421)	18,520
Income attributable to non-controlling interest	—	—	(148)	—	(148)
Net income attributable to Hi-Crush Partners LP	$18,372	$14,175	$7,246	$(21,421)	$18,372

[28]

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$14,582	$26,383	$14,835	$(19,493)	$36,307
Investing activities:
Capital expenditures for property, plant and equipment	—	(15,977)	(5,795)	—	(21,772)
Net cash used in investing activities	—	(15,977)	(5,795)	—	(21,772)
Financing activities:
Proceeds from issuance of long-term debt	25,000	—	—	—	25,000
Repayment of long-term debt	(13,000)	—	—	—	(13,000)
Advances to parent, net	—	(11,050)	(8,443)	19,493	—
Loan origination costs	(13)	—	—	—	(13)
Distributions paid	(26,255)	—	—	—	(26,255)
Net cash provided by (used in) financing activities	(14,268)	(11,050)	(8,443)	19,493	(14,268)
Net increase (decrease) in cash	314	(644)	597	—	267
Cash:
Beginning of period	308	3,490	848	—	4,646
End of period	$622	$2,846	$1,445	$—	$4,913

	Three Months Ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$16,290	$21,558	$7,896	$(23,078)	$22,666
Investing activities:
Capital expenditures for property, plant and equipment	—	(1,561)	(1,916)	—	(3,477)
Net cash used in investing activities	—	(1,561)	(1,916)	—	(3,477)
Financing activities:
Repayment of long-term debt	(13,500)	—	—	—	(13,500)
Affiliate financing, net	—	—	(2,578)	2,578	—
Advances to parent, net	—	(16,750)	—	16,750	—
Distributions paid	(14,726)	—	(3,750)	3,750	(14,726)
Net cash provided by (used in) financing activities	(28,226)	(16,750)	(6,328)	23,078	(28,226)
Net increase (decrease) in cash	(11,936)	3,247	(348)	—	(9,037)
Cash:
Beginning of period	12,056	3,991	4,561	—	20,608
End of period	$120	$7,238	$4,213	$—	$11,571

[29]

13. Subsequent Events
On April 16, 2015, we declared a cash distribution totaling $24,947, or $0.675 per common and subordinated unit. This distribution will be paid on May 15, 2015 to unitholders of record on May 1, 2015. A distribution of $1,311 was declared and will be paid to the holder of our incentive distribution rights.

[30]

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited financial statements as of December 31, 2014, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 27, 2015. The information provided below supplements, but does not form part of, our unaudited condensed financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. All amounts are presented in thousands except tonnage, acreage or per unit data, or where otherwise noted.

[31]

Overview
We are a pure play, low-cost, domestic producer and supplier of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. We own, operate and develop sand reserves and related excavation and processing facilities and will seek to acquire or develop additional reserves and facilities. Our 751-acre facility with integrated rail infrastructure, located near Wyeville, Wisconsin (the “Wyeville facility”) enables us to process and cost-effectively deliver approximately 1,600,000 tons of frac sand per year. We also own a 98.0% interest in Hi-Crush Augusta LLC (“Augusta”), the entity that owns a 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin (the “Augusta facility”), which enables us to process and cost-effectively deliver a further 2,600,000 tons of frac sand per year. We purchase sand from our sponsor's production facility near Whitehall, Wisconsin (the "Whitehall facility"), a 1,447-acre facility.
Our June 10, 2013 acquisition of D & I Silica, LLC (“D&I”) transformed us into an integrated Northern White frac sand producer, transporter, marketer and distributor. At the time of the acquisition, D&I was the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales. D&I operates through an extensive logistics network of rail-served origin and destination terminals located in the Midwest near supply sources and strategically throughout Pennsylvania, Ohio, New York and Texas.
We sell the majority of the frac sand we produce to customers with whom we have long-term contracts. During the three months ended March 31, 2015, we provided temporary price discounts to contract customers in response to the market driven decline in proppant demand. As of April 1, 2015, we have eight long-term contracts with an average remaining contractual term of 4.2 years and with remaining terms ranging from 21 to 66 months.

[32]

Our Assets and Operations
We own and operate the Wyeville facility, which is located in Monroe County, Wisconsin and, as of December 31, 2014, contained 75.5 million tons of proven recoverable saleable sand reserves. We also own a 98.0% interest in the Augusta facility, which is located in Eau Claire County, Wisconsin and, as of December 31, 2014, contained 45.0 million tons of proven sand reserves. During the third quarter of 2014, our sponsor completed construction of the 1,447-acre Whitehall facility with integrated rail infrastructure. As of December 31, 2014, this facility contained 78.9 million tons of proven, recoverable salable sand reserves and is capable of delivering approximately 2,600,000 tons of 20/70 frac sand per year. According to John T. Boyd Company ("John T. Boyd"), our proven reserves consist of coarse grade Northern White sand exceeding API specifications. Analysis of our sand by independent third-party testing companies indicates that they demonstrate characteristics exceeding of API specifications with regard to crush strength, turbidity and roundness and sphericity.
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
As of April 1, 2015, we had contracted to sell more than 75% of our production capacity in 2015 from our production facilities and destination terminals, including sand to be purchased from our sponsor's Whitehall facility. Based on third-party reserve reports by John T. Boyd, we have an implied average reserve life of 27 years, assuming production at the rated capacity of 4,450,000 tons per year.
As of March 31, 2015, we operated 14 destination rail-based terminal locations throughout the Marcellus and Utica shales and the Permian basin. Our terminals include approximately 323,900 tons of rail and silo storage capacity and we are in the process of developing new terminals and plan to add approximately 50,000 tons of additional silo storage in 2015. Our Minerva, Mingo Junction, Pittston, Smithfield and Wellsboro terminals are capable of accommodating unit trains.
We are continuously looking to expand our geographic footprint by increasing the number of terminals we operate, allowing us to continue to deliver low-cost solutions to our customers and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. We have entered into definitive agreements with ARB Midstream, LLC to jointly develop and operate two energy rail hubs, one in the DJ Basin and one in the Permian Basin. Both rail hubs will include unit train capable frac sand terminals.
Our destination terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin and as necessary to meet our customers’ evolving in-basin product needs. As of March 31, 2015, we leased or owned 2,880 railcars used to transport our sand from origin to destination and manage a fleet of approximately 3,900 additional railcars dedicated to our facilities by our customers or the Class I railroads.

[33]

How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to our customers under long-term contracts that require our customers to pay a specified price for a specified annual volume of sand, which contracts have current terms expiring between 2016 and 2020. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product and the price per ton. During the three months ended March 31, 2015, we provided temporary price discounts to contract customers in response to the market driven decline in proppant demand. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer.
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

[34]

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
The principal expenses involved in distribution of raw sand are the cost of purchased sand; costs for the transportation and storage of sand, including freight charges, fuel surcharges, terminal switch fees, demurrage costs and storage fees; and costs to operate our terminals, including labor and rent.
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
In addition to our sand and transportation costs, we incur other costs, some of which are passed through to our customers. For example, we incur terminal switch fees payable to the railroads when they transport to certain of our locations along with demurrage and storage fees. We also pay demurrage and storage fees when we utilize system railcars as additional storage capacity at our terminals. Other key components involved in transporting and offloading our sand shipments include on-site labor and railcar rental fees. As of March 31, 2015, our railcar fleet included 2,823 under long-term operating lease agreements.
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

[35]

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
The following table presents a reconciliation of EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

[36]

	Three Months
	Ended March 31,
(in thousands)	2015	2014
Reconciliation of distributable cash flow to net income:
Net income	$23,854	$18,520
Depreciation and depletion expense	1,677	1,476
Amortization expense	733	2,536
Interest expense	3,317	1,410
EBITDA	$29,581	$23,942
Less: Cash interest paid	(2,905)	(1,272)
Less: Income attributable to non-controlling interest	(169)	(148)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (1)	(1,259)	(969)
Add: Accretion of asset retirement obligation	83	57
Add: Unit-based compensation	884	—
Distributable cash flow	$26,215	$21,610
Adjusted for: Distributable cash flow attributable to Hi-Crush Augusta LLC, net of intercompany eliminations, prior to the Augusta Contribution (2)	—	(4,188)
Distributable cash flow attributable to Hi-Crush Partners LP	26,215	17,422
Less: Distributable cash flow attributable to holders of incentive distribution rights	(1,311)	—
Distributable cash flow attributable to common and subordinated unitholders	$24,904	$17,422

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

[37]

Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future principally for the following reasons:

•
Our sponsor's Whitehall facility did not commence operations until September 2014. Our first purchase of frac sand from the Whitehall facility occurred in September 2014. Accordingly, our financial statements for the three months ended March 31, 2014 reflect no volume purchases from the Whitehall facility.

•
We completed an expansion of our Augusta facility. During the fourth quarter of 2014, we completed an expansion of our Augusta facility that increased rated processing capacity from 1,600,000 to approximately 2,600,000 tons of 20/70 frac sand per year.

•
We constructed additional equipment and silo storage facilities to produce and ship 100 mesh product. During 2014, we completed construction of additional equipment and silo storage facilities to produce and store 100 mesh product at our facilities. Sales prices for 100 mesh are typically lower than prices of other grades of sand.

•
We are incurring increased interest expense on our credit facility as a result of our acquisition of the Augusta facility. As of January 1, 2014, we had $138,250 of indebtedness outstanding under our credit facility. In March 2014, we repaid $13,500 under our credit facility. The remaining outstanding balance of the credit facility was repaid in full on April 15, 2014 with the proceeds from a public offering of our common units. On April 28, 2014, the Partnership entered into a senior secured term loan credit facility that permits aggregate borrowings of up to $200,000, which was fully drawn down on April 28, 2014. The outstanding balance of $198,000 carries an interest rate of 4.75% as of March 31, 2015.

[38]

Market Conditions
During the three months ended March 31, 2015, oil and natural gas prices continued to persist at levels well below those experienced during the three months ended March 31, 2014. As a result, the number of rigs drilling for oil and gas continued to fall from the high levels achieved during third quarter 2014. As the timing and extent of a rebound is uncertain, exploration and production companies sharply reduced their drilling activities in an effort to control costs during the first quarter of 2015. In addition, many exploration and production companies have announced that a significant number of wells drilled during the three months ended March 31, 2015 have not yet been completed and may not be completed for an indefinite period. The combination of these factors, among others, has reduced proppant demand and pricing during the three months ended March 31, 2015 from the levels experienced particularly in the second half of 2014.
In general, pricing for Northern White frac sand increased throughout 2014 and reached its highest levels for the year during the fourth quarter. During the three months ended March 31, 2015, spot market prices for Northern White frac sand began to decline, as sand producers with excess inventories discounted sand pricing, and in some cases, substantially discounted sand pricing.
As a result of the market dynamics existing during the three months ended March 31, 2015, we have engaged and continue to be engaged in ongoing discussions with all of our contract customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, we have provided contract customers with temporary pricing discounts, in certain circumstances in exchange for additional term and/or volume, among other things. We continue to engage in discussions and may deliver sand at prices or at volumes below those provided for in our existing contracts. We expect that these circumstances may negatively affect our revenues, net income and cash generated from operations in 2015.
We also took several steps to ensure we continued to deliver low-cost solutions to our customers, including construction of additional in-basin storage facilities and marketing of our product through additional third-party operated terminals. We reduced the amount of volumes purchased from our sponsor's Whitehall facility and other third parties, and ensured that volumes were sourced from our most cost-efficient production facility. We strategically managed the size of our railcar fleet by reducing the use of system cars to reduce cost. We also focused on ensuring optimal origin and destination routing as we experienced a larger percentage of our sales being made FOB destination. Given the current macro environment, we continue to focus on reducing our costs to enhance profitability and better serve our customers.
The following table presents sales, volume and pricing comparisons for the first quarter of 2015, as compared to the fourth quarter of 2014:

	Three Months Ended
	March 31,	December 31,		Percentage
	2015	2014	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$86,874	$105,395	$(18,521)	(18)%
Tons sold	1,195,343	1,481,914	(286,571)	(19)%
Percentage of volumes sold FOB plant	56%	67%	(11)%	(16)%
Average price per ton sold	$73	$71	$2	3%
The recent declines and volatility in oil and gas prices led to a 19% decrease in tons sold during the first quarter of 2015, as compared to the fourth quarter of 2014. In addition, a lower percentage of our volumes were purchased FOB plant during the first quarter of 2015, as market demand for landed inventory increased in order to meet short-term requirements in-basin. The change in sales price between the two periods was due to the increased percentage of volumes sold in-basin, offset by price discounts provided to customers during the three months ended March 31, 2015.
Our sales volume and pricing may be lower in the future if demand for frac sand continues to decrease. Such decreases could have a negative impact on our future liquidity if it results in lower net income and/or cash flows generated from operations. In such a circumstance, we may access availability under our revolving credit facility and continue to focus on reducing our operating expenses. Despite the current market declines, we continue to believe that the long-term fundamental trends for frac sand demand remain favorable.

[39]

Results of Operations
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
The following table presents consolidated revenues and expenses for the periods indicated.

	Three Months
	Ended March 31,
	2015	2014
Revenues	$102,111	$70,578
Costs of goods sold:
Production costs	15,188	14,836
Other cost of sales	51,464	27,204
Depreciation, depletion and amortization	1,987	2,126
Gross profit	33,472	26,412
Operating costs and expenses:
General and administrative	6,218	6,425
Accretion of asset retirement obligation	83	57
Income from operations	27,171	19,930
Other income (expense):
Interest expense	(3,317)	(1,410)
Net income	23,854	18,520
Income attributable to non-controlling interest	(169)	(148)
Net income attributable to Hi-Crush Partners LP	$23,685	$18,372
Revenues
Revenues generated from the sale of frac sand were $86,874 for the three months ended March 31, 2015, during which we sold 1,195,343 tons of frac sand. Revenue was $62,846 for the three months ended March 31, 2014, during which we sold 898,243 tons of frac sand. Average sales price per ton was $73 for the three months ended March 31, 2015 and $70 for the three months ended March 31, 2014. The change in sales price between the two periods is due to the higher average price resulting from the mix in pricing of FOB plant and FOB destination (56% and 66% of tons were sold FOB plant for the three months ended March 31, 2015 and 2014, respectively), offset by lower average price per ton due to the mix of product mesh sizes sold. With the decline in oil and gas prices and resulting decline in drilling activity, we began discounting pricing with contract customers in first quarter 2015. Price per ton exiting first quarter 2015 was generally lower than first quarter 2014.
Other revenue related to transload and terminaling, silo leases and other services was $15,237 and $7,732 for the three months ended March 31, 2015 and 2014, respectively. The increase in such revenues was driven by increased transloading and logistics services provided at our destination terminals.
Costs of goods sold – Production costs
We incurred production costs of $15,188, or $16.28 per ton produced and delivered, for the three months ended March 31, 2015, compared to $14,836, or $20.66 per ton produced and delivered for the three months ended March 31, 2014.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the three months ended March 31, 2015 and 2014.

	Three Months
	Ended March 31,
	2015	2014
Excavation costs	$3,493	$4,304
Plant operating costs	8,193	7,619
Royalties	3,502	2,913
Total production costs	$15,188	$14,836

[40]

The overall increase in production costs was attributable to higher tonnage produced and delivered from our production facilities during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, partially offset by reduced per ton costs due to operating efficiencies and reduced volumes of rejected material. Both factors are attributable, in part, to the increased production and sale of 100 mesh sand during the three months ended March 31, 2015 compared to the same period in the prior year. During the first quarter of 2015, production cost per ton was estimated to be higher than normal levels due to inefficiencies resulting from variability in production scheduling correlated with our customers' ordering patterns. The expansion of the Augusta production capacity also impacted the level of fixed costs and resulted in higher production cost per ton as we did not operate the facility at the fully expanded production capacity until the excavation season began in the spring of 2015. First quarter 2014 production cost per ton was primarily negatively impacted by higher natural gas costs of approximately $1 per ton.
Costs of goods sold – Other cost of sales
The other principal costs of goods sold are the cost of purchased sand, freight charges, fuel surcharges, terminal switch fees, demurrage costs, storage fees, labor and rent. The cost of purchased sand and transportation related charges are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Other cost components, including costs associated with storage in-basin, such as demurrage and costs related to terminal operations, such as labor and rent are charged to costs of goods sold in the period in which they are incurred.
We purchase sand from our sponsor's Whitehall facility, through a long-term supply agreement with a third party at a specified price per ton and through the spot market. For the three months ended March 31, 2015 and 2014, we incurred $10,180 and $5,037 of purchased sand costs, respectively. The increase was due to increased volumes purchased, offset by a lower purchase price paid in first quarter 2015 as compared to first quarter 2014.
We incur transportation costs including freight charges and fuel surcharges when transporting our sand from its origin to destination. For the three months ended March 31, 2015 and 2014, we incurred $35,189 and $18,789 of transportation costs, respectively. Other costs of sales was $6,095 and $3,378 during the three months ended March 31, 2015 and 2014, respectively, and was primarily comprised of demurrage, storage fees and on-site labor. The increase in transportation and other costs of sales was driven by increased throughput of tonnage at our destination terminals. First quarter 2015 was negatively impacted by repair costs of a silo at our Smithfield terminal damaged by winter weather of $376 and increased rail diversion costs of $475, primarily as a result of railcar moves to the Partnership's production facilities.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the three months ended March 31, 2015 and 2014, we incurred $1,987 and $2,126, respectively, of depreciation, depletion and amortization expense.
Gross Profit
Gross profit was $33,472 and $26,412 for the three months ended March 31, 2015 and 2014, respectively. Gross profit percentage declined from 37.4% in first quarter 2014 to 32.8% in first quarter 2015. While gross profit increased as a result of additional tons sold and higher average sales prices, the gross profit percentage declined due to increased other cost of sales as more volumes were sold at our destination terminals, offset by the benefits of lower production costs per ton.
Operating Costs and Expenses
For the three months ended March 31, 2015 and 2014, we incurred general and administrative of expenses of $6,218 and $6,425, respectively. The change in such costs was attributable to an increase in unit based compensation of $801, and higher payroll and related costs from additional sponsor headcount. Those increases were offset by a $1,465 decrease in intangible asset amortization in the comparable periods.
Interest Expense
Interest expense was $3,317 and $1,410 for the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense during the 2015 period was primarily attributable to interest on our new $200,000 senior secured term loan facility, which was fully drawn on April 28, 2014 to finance the Augusta Contribution.
Net Income Attributable to Hi-Crush Partners LP
Net income attributable to Hi-Crush Partners LP was $23,685 and $18,372 for the three months ended March 31, 2015 and 2014, respectively.

[41]

Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our amended and restated $150,000 five-year revolving credit facility, as necessary. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of April 30, 2015, our sources of liquidity consisted of $6,323 of available cash and $130,533 pursuant to available borrowings under our revolving credit facility ($150,000, net of $12,500 indebtedness and $6,967 letter of credit commitments). Our revolving credit facility also includes a $50,000 accordian feature allowing us to increase the total availability to $200,000. In addition, we have a $200,000 senior secured term loan facility which permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Our General Partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, making distributions to our unitholders, capital expenditures and funding any debt service obligations. We plan to spend $30,000 to $50,000 on capital expenditures in 2015, of which $21,772 was spent in first quarter 2015. The remaining amounts will be spent throughout 2015 on expanding our distribution network, including the two announced frac sand terminals, one each in the DJ Basin and Permian Basin. On April 16, 2015, our General Partner’s board of directors declared a cash distribution for the first quarter of 2015 of $0.675 per common and subordinated unit, or $2.70 on an annualized basis, and a distribution of $1,311 was declared for our holders of incentive distribution rights. This represented the ninth distribution declared by us and corresponds to a 42% increase from our minimum quarterly distribution of $0.4750 per unit. This distribution will be paid on May 15, 2015 to unitholders of record on May 1, 2015. On a going-forward basis, we intend to pay a quarterly distribution of $0.675 per common and subordinated unit per quarter, which equates to approximately $24,947 per quarter, or $99,788 per year, based on the number of common and subordinated units outstanding, to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. If such distribution is paid, we intend to pay a quarterly distribution to our holders of incentive distribution rights of $1,311 per quarter, or $5,244 per year. We do not have a legal or contractual obligation to pay this distribution.
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2015, we had a positive working capital balance of $53,603 as compared to a balance of $59,297 at December 31, 2014.

	March 31, 2015	December 31, 2014
Current assets:
Accounts receivable	$63,111	$82,117
Inventories	20,140	23,684
Prepaid and other current assets	4,756	4,081
Total current assets	88,007	109,882
Current liabilities:
Accounts payable	18,053	24,878
Accrued and other current liabilities	10,876	12,248
Due to sponsor	5,475	13,459
Total current liabilities	34,404	50,585
Working capital	$53,603	$59,297
Accounts receivable decreased $19,006 during the three months ended March 31, 2015, which was driven by lower sales volumes in the month of March 2015 compared to December 2014.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant, and finished goods in transit or in storage at our distribution terminals. The decrease in our inventory was primarily driven by a $5,812 draw down in our stockpile for processing through the dry plant during the winter months, offset by higher finished goods inventory of $1,086 during the period. Most of our finished goods inventory is either in transit or held at our terminals for future sale.
Accounts payable and accrued liabilities decreased by $8,197 on a combined basis. The decrease was primarily due to a decrease in the outstanding payables associated with the expansion project at our Augusta facility. The decrease is also attributable to lower sales volumes, resulting in lower purchasing and other spending during the first quarter 2015 compared to the fourth quarter 2014.
Our accounts payable to our sponsor decreased during the three months ended March 31, 2015, primarily as a result of decreased purchases of sand from our sponsor's Whitehall facility compared to the volumes purchased in the fourth quarter of 2014.

[42]

	Three Months
	Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$36,307	$22,666
Investing activities	(21,772)	$(3,477)
Financing activities	(14,268)	$(28,226)
Cash Flows - Three Months Ended March 31, 2015 and 2014
Operating Activities
Net cash provided by operating activities was $36,307 and $22,666 for the three months ended March 31, 2015 and 2014, respectively. Operating cash flows include $23,854 and $18,520 of net income earned during the three months ended March 31, 2015 and 2014, respectively, adjusted for non-cash operating expenses and changes in operating assets and liabilities described above. The increase in cash flows from operations was primarily attributable to additional cash flows generated from increased sales volumes.
Investing Activities
Net cash used in investing activities was $21,772 for the three months ended March 31, 2015 and primarily consisted of expenditures to expand our Augusta facility and our terminal facilities in Pennsylvania and Ohio. Net cash used in investing activities was $3,477 for the three months ended March 31, 2014 and consisted primarily of capital expenditures for purchases of additional equipment and construction of facilities to produce and store 100 mesh product at our facilities, and construction costs for our terminal facility in the Permian basin.
Financing Activities
Net cash used in financing activities was $14,268 for the three months ended March 31, 2015, and was comprised of $12,500 of cash proceeds from net borrowings under the revolving credit facility, offset by $26,255 of distributions to our unitholders, $13 of loan origination costs and a $500 repayment of our term loan.
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
Capital Requirements
We plan to spend $30,000 to $50,000 in 2015, $21,772 of which was spent during the first quarter, related to the expansion of our August facility, and expansion of our silo storage capacities at our Smithfield and Mingo Junction terminals and for capital improvements at our production facilities. There are no other significant anticipated capital requirements associated with our production facilities. We have no significant required capital commitments for new terminal facilities, although we may expand our footprint in existing or new shale basins with transload facilities.
Revolving Credit Facility and Senior Secured Term Loan Facility
As of April 30, 2015, we have a $150,000 senior secured revolving credit facility (our "revolving credit facility"), which matures in April 2019. As of April 30, 2015, we had $12,500 of borrowings and $130,533 of undrawn borrowing capacity ($150,000, net of $12,500 of indebtedness and $6,967 letter of credit commitments) under our revolving credit facility. The revolving credit facility is available to fund working capital and for other general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our revolving credit facility are secured by substantially all of our assets.
As of April 30, 2015, we have a $200,000 senior secured term loan facility (our "senior secured term loan facility"), which matures in April 2021. As of April 30, 2015, the senior secured term loan facility was fully drawn. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility. Borrowings under our senior secured term loan facility are secured by substantially all of our assets.
For additional information regarding our revolving credit facility and our senior secured term loan facility, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

[43]

Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

[44]

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
Interest Rate Risk
As of March 31, 2015, we had $198,000 of principal outstanding under our senior secured term loan facility, with an effective interest rate of 4.75%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $941 per year.
Credit Risk – Customer Concentration
More than 50% of our revenues are received from two customers, both of whom are investment grade. Our customers are generally pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows, and our ability to make cash distributions to our unitholders may be adversely affected.
Recent Accounting Pronouncements
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, which is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability companies, and securitization structures. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2016. The Partnership anticipates that the adoption of this amended guidance will not materially affect its financial position, results of operations or cash flows.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2016. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnotes disclosures.
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
A discussion of our significant accounting policies is included in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed with the SEC on February 27, 2015. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, asset retirement obligations; depletion of mineral rights; inventory valuation, valuation of unit based compensation; and impairment of long-lived and intangible assets.

[45]

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

[46]

PART II

[47]

ITEM 1. LEGAL PROCEEDINGS.
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
Following the Partnership’s November 2012 announcement that Hi-Crush Operating LLC had formally terminated its supply agreement with Baker Hughes Oilfield Operations, Inc. ("Baker Hughes") in response to the repudiation of the agreement by Baker Hughes, the Partnership, our general partner, certain of its officers and directors and its underwriters were named as defendants in purported securities class action lawsuits brought by the Partnership’s unitholders in the United States District Court for the Southern District of New York. On February 11, 2013, the lawsuits were consolidated into one lawsuit, styled In re: Hi-Crush Partners L.P. Securities Litigation, No. 12-Civ-8557 (CM). A consolidated amended complaint was filed on February 15, 2013. That complaint asserted claims under sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, or the Securities Act, and sections 10(b) and 20(a) of the Exchange Act in connection with the Partnership’s Registration Statement and a subsequent presentation. Among other things, the consolidated amended complaint alleges that defendants failed to disclose to the market certain alleged information relating to Baker Hughes’ repudiation of the supply agreement. On March 22, 2013, the Partnership filed a motion to dismiss the complaint. On December 2, 2013, the court issued an order dismissing the claims relating to the Partnership’s Registration Statement, but did not dismiss the claims relating to alleged misrepresentations concerning the Partnership’s relationship with Baker Hughes after the IPO. On September 12, 2014, the parties entered into a Stipulation of Settlement (the "Settlement") providing for the settlement of the consolidated action and release of all claims for $3.8 million, subject to the court's approval. On January 5, 2015, the court issued a final Approval Order approving the proposed Settlement and dismissing with prejudice the complaints contained in the consolidated action.

[48]

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

[49]

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no sales of unregistered equity securities during the three months ended March 31, 2015.

[50]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

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

[52]

ITEM 5. OTHER INFORMATION.
None.

[53]

ITEM 6. EXHIBITS.
The exhibits to this report are listed in the Exhibit Index.

[54]

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	May 6, 2015	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

[55]

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

23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 27, 2015).
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

[56]