Form 10-Q
period 2015-06-30
Hi-Crush Partners LP
filed 2015-08-06
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 23,318,419 common units and 13,640,351 subordinated units outstanding on July 31, 2015.

[2]

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$6,923	$4,646
Restricted cash	691	691
Accounts receivable, net	53,140	82,117
Inventories	28,142	23,684
Prepaid expenses and other current assets	3,971	4,081
Total current assets	92,867	115,219
Property, plant and equipment, net	266,529	241,325
Goodwill and intangible assets, net	65,284	66,750
Other assets	11,681	12,826
Total assets	$436,361	$436,120
Liabilities, Equity and Partners’ Capital
Current liabilities:
Accounts payable	$11,766	$24,878
Accrued and other current liabilities	9,951	12,248
Due to sponsor	7,739	13,459
Current portion of long-term debt	2,000	2,000
Total current liabilities	31,456	52,585
Long-term debt	235,006	198,364
Asset retirement obligation	6,897	6,730
Total liabilities	273,359	257,679
Commitments and contingencies
Equity and partners’ capital:
General partner interest	—	—
Limited partner interests, 36,958,770 and 36,952,426 units outstanding, respectively	160,356	175,962
Total partners’ capital	160,356	175,962
Non-controlling interest	2,646	2,479
Total equity and partners' capital	163,002	178,441
Total liabilities, equity and partners’ capital	$436,361	$436,120
See Notes to Unaudited Condensed Consolidated Financial Statements.

[3]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Operations
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014 (a)
Revenues	$83,958	$82,724	$186,069	$153,302
Cost of goods sold (including depreciation, depletion and amortization)	63,698	43,859	132,337	88,025
Gross profit	20,260	38,865	53,732	65,277
Operating costs and expenses:
General and administrative expenses	5,749	6,679	11,967	13,104
Accretion of asset retirement obligation	84	66	167	123
Income from operations	14,427	32,120	41,598	52,050
Other income (expense):
Interest expense	(2,979)	(2,315)	(6,296)	(3,725)
Net income	11,448	29,805	35,302	48,325
Loss (income) attributable to non-controlling interest	2	(264)	(167)	(412)
Net income attributable to Hi-Crush Partners LP	$11,450	$29,541	$35,135	$47,913
Earnings per unit:
Common units - basic	$0.31	$0.77	$0.92	$1.32
Subordinated units - basic	$0.31	$0.77	$0.92	$1.32
Common units - diluted	$0.31	$0.75	$0.91	$1.25
Subordinated units - diluted	$0.31	$0.75	$0.91	$1.25

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 5.
See Notes to Unaudited Condensed Consolidated Financial Statements.

[4]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014 (a)
Operating activities:
Net income	$35,302	$48,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	5,712	3,904
Amortization of intangible assets	1,466	3,604
Amortization of deferred charges into interest expense	826	444
Management fees paid by Member on behalf of Hi-Crush Augusta LLC	—	492
Accretion of asset retirement obligation	167	123
Unit-based compensation to independent directors and employees	1,937	353
Changes in operating assets and liabilities:
Accounts receivable	28,977	(9,489)
Prepaid expenses and other current assets	165	223
Inventories	(2,842)	3,285
Other assets	562	(79)
Accounts payable	(6,011)	3,236
Accrued and other current liabilities	(2,514)	3,191
Due to sponsor	(5,720)	(3,933)
Net cash provided by operating activities	58,027	53,679
Investing activities:
Cash paid for acquisition of preferred interest in Hi-Crush Augusta LLC	—	(224,250)
Capital expenditures for property, plant and equipment	(39,633)	(10,061)
Net cash used in investing activities	(39,633)	(234,311)
Financing activities:
Proceeds from equity issuance	—	170,828
Proceeds from issuance of long-term debt	50,000	198,000
Repayment of long-term debt	(13,500)	(138,750)
Loan origination costs	(101)	(6,808)
Distributions paid	(52,516)	(32,118)
Net cash (used in) provided by financing activities	(16,117)	191,152
Net increase in cash	2,277	10,520
Cash:
Beginning of period	4,646	20,608
End of period	$6,923	$31,128
Non-cash investing and financing activities:
Decrease in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$(7,101)	$(269)
Cash paid for interest, net of amount capitalized	$5,469	$3,282

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 5.
See Notes to Unaudited Condensed Consolidated Financial Statements.

[5]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands)
(Unaudited)

		Limited Partners
	General Partner Capital	Common Unit Capital	Subordinated Unit Capital	Total Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at December 31, 2014	$—	$184,642	$(8,680)	$175,962	$175,962	$2,479	$178,441
Issuance of limited partner units to directors	—	200	—	200	200	—	200
Unit-based compensation expense	—	1,791	—	1,791	1,791	—	1,791
Distributions, including distribution equivalent rights	(2,622)	(31,696)	(18,414)	(50,110)	(52,732)	—	(52,732)
Net income	2,622	20,512	12,001	32,513	35,135	167	35,302
Balance at June 30, 2015	$—	$175,449	$(15,093)	$160,356	$160,356	$2,646	$163,002
See Notes to Unaudited Condensed Consolidated Financial Statements.

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
On April 8, 2014, the Partnership entered into a contribution agreement with the sponsor to acquire substantially all of the remaining equity interests in the sponsor’s Augusta facility for cash consideration of $224,250 (the “Augusta Contribution”, See Note 5 - Acquisition of Hi-Crush Augusta LLC). To finance the Augusta Contribution and refinance the Partnership’s revolving credit facility, (i) on April 8, 2014, the Partnership commenced a primary public offering of 4,250,000 common units representing limited partnership interests in the Partnership and (ii) on April 28, 2014, the Partnership entered into a $200,000 senior secured term loan facility with certain lenders. The Partnership’s primary public offering closed on April 15, 2014. On May 9, 2014, the Partnership issued an additional 75,000 common units pursuant to the partial exercise of the underwriters' over-allotment option in connection with the April 2014 primary public offering. Net proceeds to the Partnership from the primary offering and the exercise of the over-allotment option totaled $170,693. Upon receipt of the proceeds from the public offering on April 15, 2014, the Partnership paid off the outstanding balance of $124,750 under its revolving credit facility. The Augusta Contribution closed on April 28, 2014, and at closing, the Partnership’s preferred equity interest in Augusta was converted into common equity interests of Augusta. Following the Augusta Contribution, the Partnership owns 98.0% of Augusta’s common equity interests. In addition, on April 28, 2014, the Partnership entered into a $150,000 senior secured revolving credit facility with various financial institutions by amending and restating its prior $200,000 revolving credit facility (See Note 6 - Long-Term Debt).
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

[7]

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
A substantial portion of our frac sand is sold to customers with whom we have long-term supply agreements, the current terms of which expire between 2016 and 2020. The agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase by the end of the defined cure periods, which can range from three months to the end of a contract year.
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
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $191,575 as of June 30, 2015, based on the market price quoted from external sources, compared with a carrying value of $197,500. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
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
Income Taxes
The Partnership is a pass-through entity and is not considered a taxing entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At June 30, 2015 and December 31, 2014, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.

[8]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update No. 2015-06, which specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the drop down transaction. In addition, the standard requires additional qualitative disclosures about how the rights to the earnings (losses) differ before and after the drop down transaction occurs for purposes of computing earnings per unit under the two-class method. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2016, and should be applied retrospectively. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures, but does not anticipate that adoption will have a material impact on its financial position, results of operations or cash flows.

3. Inventories
Inventories consisted of the following:

	June 30, 2015	December 31, 2014
Raw material	$180	$63
Work-in-process	10,742	8,892
Finished goods	14,760	13,441
Spare parts	2,460	1,288
Inventories	$28,142	$23,684

4. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2015	December 31, 2014
Buildings	$5,681	$3,930
Mining property and mine development	48,113	46,967
Plant and equipment	146,131	134,870
Rail and rail equipment	27,018	23,161
Transload facilities and equipment	39,919	31,742
Construction-in-progress	24,833	18,519
Property, plant and equipment	291,695	259,189
Less: Accumulated depreciation and depletion	(25,166)	(17,864)
Property, plant and equipment, net	$266,529	$241,325
Depreciation and depletion expense was $4,035 and $2,428 during the three months ended June 30, 2015 and 2014, respectively, and $5,712 and $3,904 during the six months ended June 30, 2015 and 2014, respectively.

[9]

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
On April 28, 2014, the Partnership acquired 390,000 common units in Augusta for cash consideration of $224,250. In connection with this acquisition, the Partnership’s preferred equity interest in Augusta was converted into 100,000 common units of Augusta. Following this transaction, the Partnership maintained a 98.0% controlling interest in Augusta’s common units, with our sponsor owning the remaining 2.0% of common units.
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
The following table summarizes the carrying value of Augusta's assets as of April 28, 2014, and the allocation of the cash consideration paid:

Net assets of Hi-Crush Augusta LLC as of April 28, 2014:
Cash	$1,035
Accounts receivable	9,816
Inventories	4,012
Prepaid expenses and other current assets	114
Due from Hi-Crush Partners LP	1,756
Property, plant and equipment	84,900
Accounts payable	(3,379)
Accrued liabilities and other current liabilities	(2,926)
Due to sponsor	(4,721)
Asset retirement obligation	(2,993)
Total carrying value of Augusta's net assets	$87,614

Allocation of purchase price
Carrying value of sponsor's non-controlling interest prior to Augusta Contribution	$35,951
Less: Carrying value of 2% of non-controlling interest retained by sponsor	(1,752)
Purchase price allocated to non-controlling interest acquired	34,199
Excess purchase price over the historical cost of the acquired non-controlling interest (a)	190,051
Cost of Augusta acquisition	$224,250
(a) The deemed distribution attributable to the excess purchase price was allocated to the common and subordinated unitholders based on the respective number of units outstanding as of April 28, 2014.

[10]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

The following tables present our recasted revenues, net income and net income attributable to Hi-Crush Partners LP per limited partnership unit giving effect to the Augusta Contribution, as reconciled to the revenues, net income and net income attributable to Hi-Crush Partners LP per limited partnership unit of the Partnership.

	Three Months Ended June 30, 2014
		Augusta
	Partnership	Through		Partnership
	Historical	April 28, 2014	Eliminations	Recasted
Revenues	$76,274	$7,773	$(1,323)	$82,724
Net income	$30,521	$3,512	$(4,228)	$29,805
Net income attributable to Hi-Crush Partners LP per limited partner unit - basic	$0.77			$0.75

	Six Months Ended June 30, 2014
		Augusta
	Partnership	Through		Partnership
	Historical	April 28, 2014	Eliminations	Recasted
Revenues	$132,102	$25,356	$(4,156)	$153,302
Net income	$44,784	$11,398	$(7,857)	$48,325
Net income attributable to Hi-Crush Partners LP per limited partner unit - basic	$1.32			$1.40

6. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
Term Loan Credit Facility	$195,830	$196,688
Revolving Credit Facility	37,500	—
Other notes payable	3,676	3,676
Less: current portion of long-term debt	(2,000)	(2,000)
Long-term debt	$235,006	$198,364
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

[11]

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
The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Revolving Credit Agreement also requires compliance with customary financial covenants, which are a leverage ratio and minimum interest coverage ratio. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Revolving Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of June 30, 2015, we were in compliance with the covenants contained in the Revolving Credit Agreement.
As of June 30, 2015, we had $104,811 of undrawn borrowing capacity ($150,000, net of $37,500 indebtedness and $7,689 letter of credit commitments) under our Revolving Credit Facility.
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
The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of June 30, 2015, we were in compliance with the terms of the agreement.
As of June 30, 2015, we had $195,830 indebtedness ($197,500, net of $1,670 of discounts) under our Term Loan Credit Facility, which carried an interest rate of 4.75% as of June 30, 2015.
Other Notes Payable
On October 24, 2014, the Partnership acquired land and underlying frac sand deposits. The Partnership paid cash consideration of $2,500, and issued a three-year promissory note in the amount of $3,676. The three year promissory note accrues interest at a rate equal to the applicable short-term federal rate, which was 0.43% as of June 30, 2015. All principal and accrued interest is due and payable at the end of the three-year note term. However, the note may be prepaid on a quarterly basis during the three-year term if sand is extracted, delivered, sold and paid for from the property.
The Partnership did not make any prepayments during the six months ended June 30, 2015.

[12]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

7. Equity
As of June 30, 2015, our sponsor owned 13,640,351 subordinated units representing a 36.9% ownership interest in the limited partner units. In addition, our sponsor is the owner of our General Partner.
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
During the three months ended June 30, 2015, no distributions were allocated to our holders of incentive distribution rights. During the six months ended June 30, 2015, $1,311 was allocated to our holders of incentive distribution rights.
Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our common and subordinated unitholders and our sponsor will receive.
Our recent distributions have been as follows:

Declaration Date	Amount Declared Per Unit	Record Date	Payment Date	Payment to Common and Subordinated Units	Payment to Holders of Incentive Distribution Rights
January 15, 2014	$0.5100	January 31, 2014	February 14, 2014	$14,726	$—
April 16, 2014	$0.5250	May 1, 2014	May 15, 2014	$17,388	$—
July 16, 2014	$0.5750	August 1, 2014	August 15, 2014	$19,088	$168
October 15, 2014	$0.6250	October 31, 2014	November 14, 2014	$23,092	$695
January 15, 2015	$0.6750	January 30, 2015	February 13, 2015	$24,947	$1,311
April 16, 2015	$0.6750	May 1, 2015	May 15, 2015	$24,947	$1,311
July 21, 2015	$0.4750	August 5, 2015	August 14, 2015	$17,555	$—

[13]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Weighted average limited partner units outstanding:	2015	2014	2015	2014
Common units - basic	23,318,419	18,828,359	23,318,174	17,040,874
Subordinated units - basic	13,640,351	13,640,351	13,640,351	13,640,351
Common units - diluted	23,560,423	22,721,490	23,560,178	20,934,005
Subordinated units - diluted	13,640,351	13,640,351	13,640,351	13,640,351
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
Diluted earnings per unit for the three and six months ended June 30, 2015 includes the dilutive effect of LTIP awards granted (see Note 8) at the assumed number of units which would have vested if the performance period had ended on June 30, 2015.
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
The following table provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per unit for the three months ended June 30, 2015 (in thousands, except per unit amounts):

	General Partner and IDRs	Common Units	Subordinated Units	Total
Declared distribution	$—	$11,076	$6,479	$17,555
Assumed allocation of distributions in excess of earnings	—	(3,852)	(2,253)	(6,105)
Limited partners’ interest in net income	$—	$7,224	$4,226	$11,450

Earnings per unit - basic		$0.31	$0.31
Earnings per unit - diluted		$0.31	$0.31

[14]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

The following table provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per unit for the six months ended June 30, 2015 (in thousands, except per unit amounts):

	General Partner and IDRs	Common Units	Subordinated Units	Total
Declared distribution	$1,311	$26,816	$15,686	$43,813
Assumed allocation of distributions in excess of earnings	—	(5,475)	(3,203)	(8,678)
Limited partners’ interest in net income	$1,311	$21,341	$12,483	$35,135

Earnings per unit - basic		$0.92	$0.92
Earnings per unit - diluted		$0.91	$0.91
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at January 1, 2015	64,414	$65.57
Granted	119,550	$37.52
Forfeited	—	$—
Outstanding at June 30, 2015	183,964	$47.34
As of June 30, 2015, total compensation expense not yet recognized related to unvested PPUs was $6,297, with a weighted average remaining service period of 2.2 years.

[15]

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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at January 1, 2015	16,603	$47.33
Granted	42,200	$34.09
Forfeited	(763)	$59.00
Outstanding at June 30, 2015	58,040	$37.55
As of June 30, 2015, total compensation expense not yet recognized related to unvested TPUs was $1,755, with a weighted average remaining service period of 2.4 years.
Board and Other Unit Grants
The Partnership issued 6,344 and 5,532 common units to its independent directors during the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2014, the Partnership issued 7,022 common units to certain employees which vest approximately over a two year period.
Compensation Expense
The following table presents total unit-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Performance Phantom Units	$793	$136	$1,457	$136
Time-Based Phantom Units	187	19	334	19
Director and other unit grants	73	115	146	198
Total compensation expense	$1,053	$270	$1,937	$353

9. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the “Services Agreement”) with our General Partner, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended June 30, 2015 and 2014, the Partnership incurred $974 and $2,390, respectively, of management and administrative service expenses from Hi-Crush Services. During the six months ended June 30, 2015 and 2014, the Partnership incurred $1,618 and $4,359, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of June 30, 2015, an outstanding balance of $7,739 payable to our sponsor is maintained as a current liability under the caption “Due to sponsor.”

[16]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

During the three and six months ended June 30, 2015, the Partnership purchased $7,849 and $14,903, respectively, of sand from Hi-Crush Whitehall LLC, a subsidiary of our sponsor and the entity that owns the sponsor's Whitehall facility, at a purchase price in excess of our production cost per ton.
During the three and six months ended June 30, 2015, the Partnership purchased $329 and $2,754, respectively, of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC. The father of Mr. Alston, who is our general partner's Chief Operating Officer, owned a beneficial equity interest in Northern Frac Proppants II, LLC. The terms of the purchase price were the result of arm's length negotiations.

10. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. It conducts operations through its one operating segment titled "Frac Sand Sales". This reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

11. Commitments and Contingencies
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through June 30, 2015, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.
D&I has entered into a long-term supply agreement with a supplier which includes a requirement to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreement are not in excess of our current requirements.
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $2,638 and $3,820 for the three months ended June 30, 2015 and 2014, respectively, and $6,140 and $6,733 for the six months ended June 30, 2015 and 2014, respectively.
On October 24, 2014, the Partnership entered into a purchase and sale agreement to acquire certain tracts of land and specific quantities of the underlying frac sand deposits. The transaction includes three separate tranches of land and deposits, to be acquired over a three year period from 2014 through 2016. During 2014, the Partnership acquired the first tranche of land for $6,176. As of June 30, 2015, the Partnership has committed to purchase the remaining two tranches during 2015 and 2016 for total consideration of $12,352.
The Partnership has long-term leases for rail access, railcars and equipment at its terminal sites, which are also under long-term lease agreements with various railroads. As of June 30, 2015, future minimum operating lease payments are as follows:

Fiscal Year	Amount
2015 (six months)	$9,345
2016	17,873
2017	17,565
2018	16,558
2019	13,649
Thereafter	8,268
$83,258
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

[17]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

12. Condensed Consolidating Financial Information
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the subsidiaries of the Partnership as of March 31, 2014 (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities) was a 100% directly or indirectly owned subsidiary of the Partnership (the “guarantors”), will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. As of June 30, 2015, the guarantors were our sole subsidiaries, other than Hi-Crush Finance Corp., Hi-Crush Augusta Acquisition Co. LLC, Hi-Crush Canada Inc and Hi-Crush Canada Distribution Corp., which are our 100% owned subsidiaries, and Augusta, of which we own 98.0% of the common equity interests.
As of June 30, 2015, the Partnership had no assets or operations independent of its subsidiaries, and there were no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. As of June 30, 2015, none of the assets of our subsidiaries represented restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
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

[18]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Balance Sheet
As of June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$1,051	$4,988	$884	$—	$6,923
Restricted cash	—	691	—	—	691
Accounts receivable, net	—	50,079	3,061	—	53,140
Intercompany receivables	62,627	142,376	—	(205,003)	—
Inventories	—	18,187	10,141	(186)	28,142
Prepaid expenses and other current assets	366	3,532	73	—	3,971
Total current assets	64,044	219,853	14,159	(205,189)	92,867
Property, plant and equipment, net	18	154,293	112,218	—	266,529
Goodwill and intangible assets, net	—	65,284	—	—	65,284
Investment in consolidated affiliates	323,566	—	224,250	(547,816)	—
Other assets	6,927	4,754	—	—	11,681
Total assets	$394,555	$444,184	$350,627	$(753,005)	$436,361
Liabilities, Equity and Partners' Capital
Current liabilities:
Accounts payable	$184	$7,885	$3,697	$—	$11,766
Intercompany payables	—	—	205,003	(205,003)	—
Accrued and other current liabilities	549	5,463	3,939	—	9,951
Due to sponsor	136	6,806	797	—	7,739
Current portion of long-term debt	2,000	—	—	—	2,000
Total current liabilities	2,869	20,154	213,436	(205,003)	31,456
Long-term debt	231,330	3,676	—	—	235,006
Asset retirement obligation	—	1,868	5,029	—	6,897
Total liabilities	234,199	25,698	218,465	(205,003)	273,359
Equity and partners' capital:
Partners' capital	160,356	418,486	129,516	(548,002)	160,356
Non-controlling interest	—	—	2,646	—	2,646
Total equity and partners' capital	160,356	418,486	132,162	(548,002)	163,002
Total liabilities, equity and partners' capital	$394,555	$444,184	$350,627	$(753,005)	$436,361

[19]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Balance Sheet
As of December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$308	$3,490	$848	$—	$4,646
Restricted cash	—	691	—	—	691
Accounts receivable, net	—	71,504	10,613	—	82,117
Intercompany receivables	88,621	120,401	—	(209,022)	—
Inventories	—	18,828	6,521	(1,665)	23,684
Prepaid expenses and other current assets	277	3,802	2	—	4,081
Total current assets	89,206	218,716	17,984	(210,687)	115,219
Property, plant and equipment, net	23	136,240	105,062	—	241,325
Goodwill and intangible assets, net	—	66,750	—	—	66,750
Investment in consolidated affiliates	277,343	—	224,250	(501,593)	—
Other assets	7,511	5,315	—	—	12,826
Total assets	$374,083	$427,021	$347,296	$(712,280)	$436,120
Liabilities, Equity and Partners' Capital
Current liabilities:
Accounts payable	$151	$21,401	$3,326	$—	$24,878
Intercompany payables	—	—	209,021	(209,021)	—
Accrued and other current liabilities	513	6,236	5,499	—	12,248
Due to sponsor	769	11,978	712	—	13,459
Current portion of long-term debt	2,000	—	—	—	2,000
Total current liabilities	3,433	39,615	218,558	(209,021)	52,585
Long-term debt	194,688	3,676	—	—	198,364
Asset retirement obligation	—	1,799	4,931	—	6,730
Total liabilities	198,121	45,090	223,489	(209,021)	257,679
Equity and partners' capital:
Partners' capital	175,962	381,931	121,328	(503,259)	175,962
Non-controlling interest	—	—	2,479	—	2,479
Total equity and partners' capital	175,962	381,931	123,807	(503,259)	178,441
Total liabilities, equity and partners' capital	$374,083	$427,021	$347,296	$(712,280)	$436,120

[20]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$82,260	$8,346	$(6,648)	$83,958
Cost of goods sold (including depreciation, depletion and amortization)	—	64,681	7,695	(8,678)	63,698
Gross profit	—	17,579	651	2,030	20,260
Operating costs and expenses:
General and administrative expenses	2,218	2,841	690	—	5,749
Accretion of asset retirement obligation	—	34	50	—	84
Income (loss) from operations	(2,218)	14,704	(89)	2,030	14,427
Other income (expense):
Earnings from consolidated affiliates	16,643	—	—	(16,643)	—
Interest expense	(2,975)	(3)	(1)	—	(2,979)
Net income (loss)	11,450	14,701	(90)	(14,613)	11,448
Loss attributable to non-controlling interest	—	—	2	—	2
Net income (loss) attributable to Hi-Crush Partners LP	$11,450	$14,701	$(88)	$(14,613)	$11,450

	Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$176,427	$27,871	$(18,229)	$186,069
Cost of goods sold (including depreciation, depletion and amortization)	—	133,971	18,075	(19,709)	132,337
Gross profit	—	42,456	9,796	1,480	53,732
Operating costs and expenses:
General and administrative expenses	4,855	5,804	1,308	—	11,967
Accretion of asset retirement obligation	—	68	99	—	167
Income (loss) from operations	(4,855)	36,584	8,389	1,480	41,598
Other income (expense):
Earnings from consolidated affiliates	46,223	—	—	(46,223)	—
Interest expense	(6,233)	(29)	(34)	—	(6,296)
Net income (loss)	35,135	36,555	8,355	(44,743)	35,302
Income attributable to non-controlling interest	—	—	(167)	—	(167)
Net income (loss) attributable to Hi-Crush Partners LP	$35,135	$36,555	$8,188	$(44,743)	$35,135

[21]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$70,518	$23,195	$(10,989)	$82,724
Cost of goods sold (including depreciation, depletion and amortization)	—	43,375	9,574	(9,090)	43,859
Gross profit	—	27,143	13,621	(1,899)	38,865
Operating costs and expenses:
General and administrative expenses	3,859	2,464	356	—	6,679
Accretion of asset retirement obligation	—	34	32	—	66
Income (loss) from operations	(3,859)	24,645	13,233	(1,899)	32,120
Other income (expense):
Earnings from consolidated affiliates	35,689	—	—	(35,689)	—
Interest expense	(2,289)	(1)	(25)	—	(2,315)
Net income (loss)	29,541	24,644	13,208	(37,588)	29,805
Income attributable to non-controlling interest	—	—	(264)	—	(264)
Net income (loss) attributable to Hi-Crush Partners LP	$29,541	$24,644	$12,944	$(37,588)	$29,541

	Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$128,752	$40,778	$(16,228)	$153,302
Cost of goods sold (including depreciation, depletion and amortization)	—	84,653	18,864	(15,492)	88,025
Gross profit	—	44,099	21,914	(736)	65,277
Operating costs and expenses:
General and administrative expenses	6,167	5,747	1,190	—	13,104
Accretion of asset retirement obligation	—	63	60	—	123
Income (loss) from operations	(6,167)	38,289	20,664	(736)	52,050
Other income (expense):
Earnings from consolidated affiliates	57,723	—	—	(57,723)	—
Interest expense	(3,643)	(20)	(62)	—	(3,725)
Net income (loss)	47,913	38,269	20,602	(58,459)	48,325
Income attributable to non-controlling interest	—	—	(412)	—	(412)
Net income (loss) attributable to Hi-Crush Partners LP	$47,913	$38,269	$20,190	$(58,459)	$47,913

[22]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$16,860	$47,556	$19,603	$(25,992)	$58,027
Investing activities:
Capital expenditures for property, plant and equipment	—	(28,758)	(10,875)	—	(39,633)
Net cash used in investing activities	—	(28,758)	(10,875)	—	(39,633)
Financing activities:
Proceeds from issuance of long-term debt	50,000	—	—	—	50,000
Repayment of long-term debt	(13,500)	—	—	—	(13,500)
Advances to parent, net	—	(17,300)	(8,692)	25,992	—
Loan origination costs	(101)	—	—	—	(101)
Distributions paid	(52,516)	—	—	—	(52,516)
Net cash provided by (used in) financing activities	(16,117)	(17,300)	(8,692)	25,992	(16,117)
Net increase in cash	743	1,498	36	—	2,277
Cash:
Beginning of period	308	3,490	848	—	4,646
End of period	$1,051	$4,988	$884	$—	$6,923

	Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$43,484	$45,524	$17,075	$(52,404)	$53,679
Investing activities:
Cash paid for acquisition of preferred interest in Hi-Crush Augusta LLC	—	—	(224,250)	—	(224,250)
Capital expenditures for property, plant and equipment	—	(3,753)	(6,308)	—	(10,061)
Net cash used in investing activities	—	(3,753)	(230,558)	—	(234,311)
Financing activities:
Proceeds from equity issuance	170,828	—	—	—	170,828
Proceeds from issuance of long-term debt	198,000	—	—	—	198,000
Repayment of long-term debt	(138,750)	—	—	—	(138,750)
Advances to parent, net	(224,250)	(39,750)	220,250	43,750	—
Loan origination costs	(6,808)	—	—	—	(6,808)
Distributions paid	(32,118)	—	(8,654)	8,654	(32,118)
Net cash provided by (used in) financing activities	(33,098)	(39,750)	211,596	52,404	191,152
Net increase (decrease) in cash	10,386	2,021	(1,887)	—	10,520
Cash:
Beginning of period	12,056	3,991	4,561	—	20,608
End of period	$22,442	$6,012	$2,674	$—	$31,128

[23]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

13. Subsequent Events
On July 21, 2015, we declared a cash distribution totaling $17,555, or $0.475 per common and subordinated unit. This distribution will be paid on August 14, 2015 to unitholders of record on August 5, 2015. No distributions were declared for our holders of incentive distribution rights.

[24]

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
We sell a substantial portion of the frac sand we produce to customers with whom we have long-term contracts. During the six months ended June 30, 2015, we provided temporary price discounts to contract customers in response to the market driven decline in proppant demand. As of July 1, 2015, the average remaining contractual term was 4 years with remaining terms ranging from 18 to 63 months.
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
Based on third-party reserve reports by John T. Boyd, as of January 1, 2015, we have an implied average reserve life of 27 years, assuming production at the rated capacity of 4,450,000 tons per year. As of June 30, 2015, we operated 14 destination rail-based terminal locations throughout the Marcellus and Utica shales and the Permian Basin. Our terminals include approximately 323,900 tons of rail and silo storage capacity. We are in the process of developing new terminals and plan to add approximately 50,000 tons of additional silo storage in 2015 and 2016. Our Minerva, Mingo Junction, Pittston, Smithfield and Wellsboro terminals are capable of accommodating unit trains.

[25]

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
Our destination terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin and as necessary to meet our customers’ evolving in-basin product needs. As of June 30, 2015, we leased or owned 2,898 railcars used to transport our sand from origin to destination and managed a fleet of approximately 2,400 additional railcars dedicated to our facilities by our customers or the Class I railroads.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to our customers with whom we have long-term contracts which have current terms expiring between 2016 and 2020. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product and the price per ton. During the six months ended June 30, 2015, we provided temporary price discounts to contract customers in response to the market driven decline in proppant demand. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer.
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
We pay royalties to third parties at our facilities at various rates, as defined in the individual royalty agreements, at an aggregate rate of up to $6.15 per ton of sand excavated, delivered at our on-site rail facilities and paid for by our customers.
The principal expenses involved in distribution of raw sand are the cost of purchased sand, costs for the transportation and storage of sand, including freight charges, fuel surcharges, terminal switch fees, demurrage costs and storage fees, and costs to operate our terminals, including labor and rent.
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
In addition to our sand and transportation costs, we incur other costs, some of which are passed through to our customers. For example, we incur terminal switch fees payable to the railroads when they transport to certain of our locations along with demurrage and storage fees. We also pay demurrage and storage fees when we utilize system railcars as additional storage capacity at our terminals. Other key components involved in transporting and offloading our sand shipments include on-site labor and railcar rental fees. As of June 30, 2015, our railcar fleet included 2,898 owned or leased under long-term operating lease agreements.

[26]

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
Gross Profit and Production Costs
Price per ton excavated is fixed, and royalties are generally fixed based on tons excavated, delivered and paid for. Considering this largely fixed cost base, our production costs will largely be affected by our ability to control other direct and indirect costs associated with processing frac sand. We use production costs, which we define as costs of goods sold at our production facilities excluding depreciation and depletion, to measure our financial performance. We believe production costs are meaningful measures because it provides a measure of operating performance that is unaffected by historical cost basis.
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

[27]

The following table presents a reconciliation of EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Reconciliation of distributable cash flow to net income:
Net income	$11,448	$29,805	$35,302	$48,325
Depreciation and depletion expense	4,035	2,428	5,712	3,904
Amortization expense	733	1,067	1,466	3,604
Interest expense	2,979	2,315	6,296	3,725
EBITDA	$19,195	$35,615	$48,776	$59,558
Less: Cash interest paid	(2,564)	(2,010)	(5,469)	(3,282)
Less: Loss (income) attributable to non-controlling interest	2	(264)	(167)	(412)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(1,120)	(1,288)	(2,379)	(2,257)
Add: Accretion of asset retirement obligation	84	66	167	123
Add: Unit-based compensation	1,053	353	1,937	353
Distributable cash flow	$16,650	$32,472	$42,865	$54,083
Adjusted for: Distributable cash flow attributable to Hi-Crush Augusta LLC, net of intercompany eliminations, prior to the Augusta Contribution (b)	—	(3,010)	—	(7,199)
Distributable cash flow attributable to Hi-Crush Partners LP	16,650	29,462	42,865	46,884
Less: Distributable cash flow attributable to holders of incentive distribution rights	—	(2,453)	(1,311)	(2,453)
Distributable cash flow attributable to common and subordinated unitholders	$16,650	$27,009	$41,554	$44,431

(a)
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

(b)
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
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future principally for the following reasons:

•
Our sponsor's Whitehall facility did not commence operations until September 2014. Our first purchase of frac sand from the Whitehall facility occurred in September 2014. Accordingly, our financial statements for the six months ended June 30, 2014 reflect no volume purchases from the Whitehall facility.

•
We completed an expansion of our Augusta facility. During the fourth quarter of 2014, we completed an expansion of our Augusta facility that increased rated processing capacity from 1,600,000 to approximately 2,600,000 tons of 20/70 frac sand per year.

[28]

•
We constructed additional equipment and silo storage facilities to produce and ship 100 mesh product. During 2013 and 2014, we completed construction of additional equipment and silo storage facilities to produce and store 100 mesh product at our facilities. Sales prices for 100 mesh are typically lower than prices of other grades of sand.

•
We are incurring increased interest expense on our credit facility as a result of our acquisition of the Augusta facility. As of January 1, 2014, we had $138,250 of indebtedness outstanding under our credit facility. In March 2014, we repaid $13,500 under our credit facility. The remaining outstanding balance of the credit facility was repaid in full on April 15, 2014 with the proceeds from a public offering of our common units. On April 28, 2014, the Partnership entered into a senior secured term loan credit facility that permits aggregate borrowings of up to $200,000, which was fully drawn down on April 28, 2014. The outstanding balance of $197,500 carries an interest rate of 4.75% as of June 30, 2015.

Market Conditions
During the six months ended June 30, 2015, oil and natural gas prices continued to persist at levels well below those experienced during the six months ended June 30, 2014. As a result, the number of rigs drilling for oil and gas continued to fall from the high levels achieved during third quarter 2014. As the timing and extent of a rebound is uncertain, exploration and production companies sharply reduced their drilling activities in an effort to control costs during the first half of 2015. In addition, many exploration and production companies have announced that a significant number of wells drilled during the first half of 2015 have not yet been completed and may not be completed for an indefinite period. The combination of these factors, among others, has reduced proppant demand and pricing during the first half of 2015 from the levels experienced in the second half of 2014.
In general, pricing for Northern White frac sand increased throughout 2014 and reached its highest levels for the year during the fourth quarter. During the first half of 2015, spot market prices for Northern White frac sand began to decline, as sand producers with excess inventories discounted sand pricing, and in some cases, substantially discounted sand pricing.
As a result of the market dynamics existing during the six months ended June 30, 2015, we have engaged and continue to be engaged in ongoing discussions with all of our contract customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, we have provided contract customers with temporary pricing discounts, in certain circumstances in exchange for, among other things, additional term and/or volume. We continue to engage in discussions and may deliver sand at prices or at volumes below those provided for in our existing contracts. We expect that these circumstances may negatively affect our revenues, net income and cash generated from operations in 2015.
We took several steps to ensure we continued to deliver low-cost solutions to our customers, including construction of additional in-basin storage facilities and marketing of our product through additional third-party operated terminals. We reduced the amount of volumes purchased from third parties, and are working to ensure that volumes were sourced at our lowest cost, combining our lowest production cost with the lowest origin to destination freight rates where possible. We strategically managed the size of our railcar fleet by reducing the use of system cars to reduce cost. We also focused on ensuring optimal origin and destination routing as we experienced a larger percentage of our sales being made FOB destination. Given the current macro environment, we continue to focus on reducing our costs to enhance profitability and better serve our customers.
The following table presents sales, volume and pricing comparisons for the second quarter of 2015, as compared to the first quarter of 2015:

	Three Months Ended
	June 30,	March 31,		Percentage
	2015	2015	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$80,121	$86,874	$(6,753)	(8)%
Tons sold	1,190,156	1,195,343	(5,187)	—%
Percentage of volumes sold in-basin	58%	44%	14%	32%
Average price per ton sold	$67	$73	$(6)	(8)%
The recent declines and volatility in oil and gas prices led to a 19% decrease in tons sold during the first quarter of 2015, as compared to the fourth quarter of 2014. Tons sold during the second quarter of 2015 were in line with the first quarter of 2015. However, a lower percentage of our volumes were purchased FOB plant during the second quarter of 2015, as market demand for landed inventory continued to increase in order to meet short-term requirements in-basin. The change in sales price between the two periods was due to the increased percentage of volumes sold in-basin, which was more than offset by additional price discounts provided to customers during the second quarter of 2015.

[29]

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
Results of Operations
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
The following table presents consolidated revenues and expenses for the periods indicated.

	Three Months Ended
	June 30,
	2015	2014
Revenues	$83,958	$82,724
Costs of goods sold:
Production costs	11,159	13,534
Other cost of sales	48,194	27,517
Depreciation, depletion and amortization	4,345	2,808
Gross profit	20,260	38,865
Operating costs and expenses:
General and administrative expenses	5,749	6,679
Accretion of asset retirement obligation	84	66
Income from operations	14,427	32,120
Other income (expense):
Interest expense	(2,979)	(2,315)
Net income	11,448	29,805
Loss (income) attributable to non-controlling interest	2	(264)
Net income attributable to Hi-Crush Partners LP	$11,450	$29,541
Revenues
Revenues generated from the sale of frac sand was $80,121 and $71,382 for the three months ended June 30, 2015 and 2014, respectively, during which we sold 1,190,156 and 1,024,052 tons of frac sand, respectively. Average sales price per ton was $67 and $70 for the three months ended June 30, 2015 and 2014, respectively. The decrease in sales price between the two periods is due primarily to declines in industry sand pricing, offset by the impact of the change in mix of FOB plant and in-basin volumes (58% and 33% of tons were sold in-basin for the three months ended June 30, 2015 and 2014, respectively). In-basin sales prices are generally much higher than FOB plant prices, as pricing of in-basin sales recover transportation and other terminaling costs. The average price per ton was also impacted somewhat by the mix of product mesh sizes sold. With the decline in oil and gas prices and resulting decline in drilling activity, we provided discounted pricing for contract customers in second quarter 2015. Price per ton exiting second quarter 2015 was generally lower than the second quarter 2014.
Other revenue related to transload and terminaling, silo leases and other services was $3,837 and $11,342 for the three months ended June 30, 2015 and 2014, respectively. The decrease in such revenues was driven by decreased transloading and logistics services provided at our destination terminals, resulting from lower overall industry sand demand.
Costs of goods sold – Production costs
We incurred production costs of $11,159, or $13.45 per ton produced and delivered, for the three months ended June 30, 2015, compared to $13,534, or $14.20 per ton produced and delivered for the three months ended June 30, 2014.

[30]

The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the three months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30,
	2015	2014
Excavation costs	$3,665	$5,206
Plant operating costs	4,856	4,508
Royalties	2,638	3,820
Total production costs	$11,159	$13,534
Tons produced and delivered	829,813	953,361
Production cost per ton produced and delivered	$13.45	$14.20
The overall decrease in production costs was attributable to lower tonnage produced and delivered from our production facilities during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. In addition, our production cost per ton decreased due to lower excavation costs paid to our third party excavator, operating efficiencies, reduced volumes of rejected material and a focus on sourcing our sand from our lowest cost facility.
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
We purchase sand from our sponsor's Whitehall facility, and through a long-term supply agreement with a third party at a specified price per ton and also through the spot market. For the three months ended June 30, 2015 and 2014, we incurred $8,579 and $2,164 of purchased sand costs, respectively. The increase was due to increased volumes purchased, offset by a lower purchase price paid in second quarter 2015 as compared to second quarter 2014.
We incur transportation costs including freight charges and fuel surcharges when transporting our sand from its origin to destination. For the three months ended June 30, 2015 and 2014, we incurred $35,363 and $22,461 of transportation costs, respectively. Other costs of sales was $4,252 and $2,892 during the three months ended June 30, 2015 and 2014, respectively, and was primarily comprised of demurrage, storage fees and on-site labor. The increase in transportation and other costs of sales was driven by increased throughput of tonnage at our destination terminals. Second quarter 2015 was positively impacted by a net $1,358 of non-recurring items including a reduction in our accruals for the use of railcars, offset by repair costs of a silo at our Smithfield terminal and increased rail diversion costs primarily as a result of railcar moves to the Partnership's production facilities.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the three months ended June 30, 2015 and 2014, we incurred $4,345 and $2,808, respectively, of depreciation, depletion and amortization expense. The increase was driven additional assets, including depreciation of the costs associated with the expansion of the Augusta facility, and depletion of additional acreage acquired during the second half of 2014.
Gross Profit
Gross profit was $20,260 and $38,865 for the three months ended June 30, 2015 and 2014, respectively. Gross profit percentage declined from 47.0% in second quarter 2014 to 24.1% in second quarter 2015. The declines were primarily due to increased transportation costs as more volumes were sold at our destination terminals and increased purchases of sand from our sponsor's Whitehall facility, offset by the benefits of lower production costs per ton.
Operating Costs and Expenses
For the three months ended June 30, 2015 and 2014, we incurred general and administrative expenses of $5,749 and $6,679, respectively. The decrease in such costs was primarily attributable to $768 of transaction costs associated with the Augusta Contribution in the second quarter of 2014.

[31]

Interest Expense
Interest expense was $2,979 and $2,315 for the three months ended June 30, 2015 and 2014, respectively. The increase in interest expense during the 2015 period was primarily attributable to additional borrowings on our revolver during the second quarter of 2015.
Net Income Attributable to Hi-Crush Partners LP
Net income attributable to Hi-Crush Partners LP was $11,450 and $29,541 for the three months ended June 30, 2015 and 2014, respectively.
Results of Operations
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
The following table presents consolidated revenues and expenses for the periods indicated.

	Six Months Ended
	June 30,
	2015	2014
Revenues	$186,069	$153,302
Costs of goods sold:
Production costs	26,347	28,370
Other cost of sales	99,658	54,721
Depreciation, depletion and amortization	6,332	4,934
Gross profit	53,732	65,277
Operating costs and expenses:
General and administrative expenses	11,967	13,104
Accretion of asset retirement obligation	167	123
Income from operations	41,598	52,050
Other income (expense):
Interest expense	(6,296)	(3,725)
Net income	35,302	48,325
Income attributable to non-controlling interest	(167)	(412)
Net income attributable to Hi-Crush Partners LP	$35,135	$47,913
Revenues
Revenues generated from the sale of frac sand was $166,995 and $134,228 for the six months ended June 30, 2015 and 2014, respectively, during which we sold 2,385,499 and 1,922,295 tons of frac sand, respectively. Average sales price per ton was $70 for both the six months ended June 30, 2015 and 2014, respectively. The sales prices between the two periods differ due to the mix in pricing of FOB plant and in-basin volumes (51% and 34% of tons were sold in-basin for the six months ended June 30, 2015 and 2014, respectively), offset by changes in industry sales price trends. Generally, sales prices per ton were rising throughout 2014, and declining through the first half of 2015. In addition, with the decline in oil and gas prices and resulting decline in drilling activity, we began discounting pricing for contract customers during the first six months of 2015. Price per ton exiting second quarter 2015 was generally lower than second quarter 2014. Average sales price per ton was also somewhat impacted by the mix of product mesh sizes.
Other revenue related to transload and terminaling, silo leases and other services was $19,074 for both the six months ended June 30, 2015 and 2014, respectively. The level of transloading and logistics services provided at our destination terminals was increasing during the first half of 2014, and decreasing during the first half of 2015, both trends being in-line with industry demand for sand and our sales volumes.
Costs of goods sold – Production costs
We incurred production costs of $26,347, or $14.95 per ton produced and delivered, for the six months ended June 30, 2015, compared to $28,370, or $16.97 per ton produced and delivered, for the six months ended June 30, 2014.

[32]

The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30,
	2015	2014
Excavation costs	$7,158	$9,510
Plant operating costs	13,049	12,127
Royalties	6,140	6,733
Total production costs	$26,347	$28,370
Tons produced and delivered	1,762,568	1,671,527
Production cost per ton produced and delivered	$14.95	$16.97
The overall decrease in production costs was attributable to lower production cost per ton due to lower excavation costs paid to our third party excavator, operating efficiencies, reduced volumes of rejected material and a focus on sourcing our sand from our lowest cost facility, offset by higher tonnage produced and delivered from our production facilities in 2015 as compared to 2014.
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
We purchase sand from our sponsor's Whitehall facility, through a long-term supply agreement with a third party at a specified price per ton and through the spot market. For the six months ended June 30, 2015 and 2014, we incurred $18,759 and $7,201 of purchased sand costs, respectively. The increase was due to increased volumes purchased, offset by a lower purchase price paid in first half of 2015 as compared to first half of 2014.
We incur transportation costs including freight charges and fuel surcharges when transporting our sand from its origin to destination. For the six months ended June 30, 2015 and 2014, we incurred $70,552 and $41,250 of transportation costs, respectively. Other costs of sales was $10,347 and $6,270 during the six months ended June 30, 2015 and 2014, respectively, and was primarily comprised of demurrage, storage fees and on-site labor. The increase in transportation and other costs of sales was driven by increased throughput of tonnage at our destination terminals. The first half of 2015 was negatively impacted by a net $540 of non-recurring items, including repair costs of a silo at our Smithfield terminal and increased rail diversion costs primarily as a result of railcar moves to the Partnership's production facilities. These negative impacts were offset by a reduction in our accruals for the use of railcars.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the six months ended June 30, 2015 and 2014, we incurred $6,332 and $4,934, respectively, of depreciation, depletion and amortization expense. The increase was driven additional assets, including depreciation of the costs associated with the expansion of the Augusta facility, and depletion of additional acreage acquired during the second half of 2014.
Gross Profit
Gross profit was $53,732 and $65,277 for the six months ended June 30, 2015 and 2014, respectively. Gross profit percentage declined from 42.6% in the first half of 2014 to 28.9% during the first half of 2015. The declines were primarily due to increased transportation costs as more volumes were sold at our destination terminals and increased purchases of sand from our sponsor's Whitehall facility, offset by the benefits of lower production costs per ton.
Operating Costs and Expenses
For the six months ended June 30, 2015 and 2014, we incurred general and administrative expenses of $11,967 and $13,104, respectively. The decrease in such costs was primarily attributable to $768 of transaction costs associated with the Augusta Contribution in the second quarter of 2014 and decreased amortization of intangible assets of $1,731. These decreases were offset by additional payroll and related costs from additional sponsor headcount.

[33]

Interest Expense
Interest expense was $6,296 and $3,725 for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense during the 2015 period was primarily attributable to additional borrowings on our revolver and interest on our new $200,000 senior secured term loan facility, which was fully drawn on April 28, 2014 to finance the Augusta Contribution.
Net Income Attributable to Hi-Crush Partners LP
Net income attributable to Hi-Crush Partners LP was $35,135 and $47,913 for the six months ended June 30, 2015 and 2014, respectively.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our amended and restated $150,000 five-year revolving credit facility, as necessary. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of July 31, 2015, our sources of liquidity consisted of $10,844 of available cash and $104,811 pursuant to available borrowings under our revolving credit facility ($150,000, net of $37,500 indebtedness and $7,689 letter of credit commitments). Our revolving credit facility also includes a $50,000 accordion feature allowing us to increase the total availability to $200,000. In addition, we have a $200,000 senior secured term loan facility which permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Our General Partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, making distributions to our unitholders, capital expenditures and funding any debt service obligations. We spent $39,633 during the first half of 2015 representing the completion of the Augusta expansion and the capital expenditures associated with expanding silo storage capacity at our Smithfield and Mingo Junction terminals, among other projects. We plan to spend $10,000 to $15,000 on capital expenditures during the remainder of 2015. The remaining amounts will be spent throughout 2015 on expanding our distribution network, including the two announced frac sand terminals, one each in the DJ Basin and Permian Basin. On July 21, 2015, our General Partner’s board of directors declared a cash distribution for the second quarter of 2015 of $0.475 per common and subordinated unit, or $1.90 on an annualized basis, and no distribution was declared for our holders of incentive distribution rights. This represented the twelfth distribution declared by us and corresponds to our minimum quarterly distribution. This distribution will be paid on August 14, 2015 to unitholders of record on August 5, 2015. On a going-forward basis, we intend to pay a quarterly distribution of $0.475 per common and subordinated unit per quarter, which equates to approximately $17,555 per quarter, or $70,222 per year, based on the number of common and subordinated units outstanding, to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. If such distribution is paid, no distribution would be paid to our holders of incentive distribution rights. We do not have a legal or contractual obligation to pay this distribution.
Credit Ratings
On July 31, 2015, the credit rating of the Partnership’s senior secured term loan credit facility was BB- from Standard and Poor’s and B2 from Moody’s. The Standard and Poor's rating was upgraded to BB- in May 2015.
The credit ratings of the Partnership’s senior secured term loan facility reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

[34]

Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause overall variability in the Partnership's working capital are (1) the Partnership's cash position, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestures or organic capital expenditures. As of June 30, 2015, we had a positive working capital balance of $55,797 as compared to a balance of $59,297 at December 31, 2014.

	June 30, 2015	December 31, 2014
Current assets:
Accounts receivable	$53,140	$82,117
Inventories	28,142	23,684
Prepaid and other current assets	3,971	4,081
Total current assets	85,253	109,882
Current liabilities:
Accounts payable	11,766	24,878
Accrued and other current liabilities	9,951	12,248
Due to sponsor	7,739	13,459
Total current liabilities	29,456	50,585
Working capital	$55,797	$59,297
Accounts receivable decreased $28,977 during the six months ended June 30, 2015, which was driven by lower sales volumes during the second quarter of 2015 compared to the fourth quarter of 2014.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant, and finished goods in transit or in storage at our distribution terminals. The increase in our inventory was primarily driven by a $1,850 increase in our stockpile for processing through the dry plant during the winter months and higher finished goods inventory of $1,319 during the period. Most of our finished goods inventory is either in transit or held at our terminals for future sale.
Accounts payable and accrued liabilities decreased by $15,409 on a combined basis. The decrease was primarily due to a decrease in the outstanding payables associated with the expansion project at our Augusta facility. The decrease is also attributable to lower sales volumes, resulting in lower purchasing and other spending during the second quarter of 2015 compared to the fourth quarter of 2014.
Our accounts payable to our sponsor decreased $5,720 during the six months ended June 30, 2015, primarily as a result of decreased pricing of sand purchased from our sponsor's Whitehall facility, as compared to the pricing paid in the fourth quarter of 2014.

	Six Months Ended
	June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$58,027	$53,679
Investing activities	(39,633)	$(234,311)
Financing activities	(16,117)	$191,152
Cash Flows - Six Months Ended June 30, 2015 and 2014
Operating Activities
Net cash provided by operating activities was $58,027 and $53,679 for the six months ended June 30, 2015 and 2014, respectively. Operating cash flows include $35,302 and $48,325 of net income earned during the six months ended June 30, 2015 and 2014, respectively, adjusted for non-cash operating expenses and changes in operating assets and liabilities described above. The increase in cash flows from operations was primarily attributable to the collection of accounts receivable for sales made in the fourth quarter of 2014.

[35]

Investing Activities
Net cash used in investing activities was $39,633 for the six months ended June 30, 2015 and primarily consisted of expenditures to expand our Augusta facility and our terminal facilities in Pennsylvania and Ohio. Net cash used in investing activities was $234,311 for the six months ended June 30, 2014 which primarily consisted of the $224,250 cost of the Augusta Contribution, purchases of additional equipment and construction of facilities to produce and store 100 mesh product at our facilities, and construction costs for our terminal facility in the Permian basin.
Financing Activities
Net cash used in financing activities was $16,117 for the six months ended June 30, 2015, and was comprised of $37,500 of net borrowings under the revolving credit facility, offset by $52,516 of distributions to our unitholders, $101 of loan origination costs, a $1,000 repayment of our term loan.
Net cash used in financing activities was $191,152 for the six months ended June 30, 2014, and was comprised of $198,000 of cash proceeds from the term loan issuance and $170,828 from the issuance of 4,325,000 common units, offset by $32,118 of distributions to our unitholders, $6,808 of loan origination costs, a $138,250 repayment of our Prior Credit Facility and a $500 repayment of our term loan.
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
Capital Requirements
During the first half of 2015, $39,633 was spent related to the expansion of our August facility, and expansion of our silo storage capacities at our Smithfield and Mingo Junction terminals and for capital improvements at our production facilities. In addition, we have entered into definitive agreements with ARB Midstream, LLC to jointly develop and operate two energy rail hubs, one in the DJ Basin and one in the Permian Basin. There are no other significant anticipated capital requirements associated with our production facilities. We plan to spend $10,000 to $15,000 during the remainder of 2015. We have no significant required capital commitments for new terminal facilities, although we may expand our footprint in existing or new shale basins with transload facilities.
Revolving Credit Facility and Senior Secured Term Loan Facility
As of July 31, 2015, we have a $150,000 senior secured revolving credit facility (our "revolving credit facility"), which matures in April 2019. As of July 31, 2015, we had $37,500 of borrowings and $104,811 of undrawn borrowing capacity ($150,000, net of $37,500 of indebtedness and $7,689 letter of credit commitments) under our revolving credit facility. The revolving credit facility is available to fund working capital and for other general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our revolving credit facility are secured by substantially all of our assets.
As of July 31, 2015, we have a $200,000 senior secured term loan facility (our "senior secured term loan facility"), which matures in April 2021. As of July 31, 2015, the senior secured term loan facility was fully drawn. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility. Borrowings under our senior secured term loan facility are secured by substantially all of our assets.
For additional information regarding our revolving credit facility and our senior secured term loan facility, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

[36]

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

[37]

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
Interest Rate Risk
As of June 30, 2015, we had $197,500 of principal outstanding under our senior secured term loan facility, with an effective interest rate of 4.75%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $938 per year.
Credit Risk – Customer Concentration
During the six months ended June 30, 2015, approximately 50% of our revenues are received from two customers, both of whom are investment grade. Our customers are generally pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross profit and cash flows, and our ability to make cash distributions to our unitholders may be adversely affected.
Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update No. 2015-06, which specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the drop down transaction. In addition, the standard requires additional qualitative disclosures about how the rights to the earnings (losses) differ before and after the drop down transaction occurs for purposes of computing earnings per unit under the two-class method. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2016, and should be applied retrospectively. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures, but does not anticipate that adoption will have a material impact on its financial position, results of operations or cash flows.
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
A discussion of our significant accounting policies is included in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed with the SEC on February 27, 2015. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, asset retirement obligations, depletion of mineral rights, inventory valuation, valuation of unit based compensation, and impairment of long-lived and intangible assets.

[38]

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

[39]

PART II
ITEM 1. LEGAL PROCEEDINGS.
Legal Proceedings
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

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

[40]

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	August 6, 2015	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

[41]

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

[42]