Form 10-Q
period 2015-09-30
Hi-Crush Partners LP
filed 2015-10-26
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-35630
Hi-Crush Partners LP
(Exact name of registrant as specified in its charter)

Delaware	90-0840530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Three Riverway, Suite 1350
Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (713) 980-6200

Three Riverway, Suite 1550
Houston, Texas, 77056
(Former Address)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 23, 2015, there were 36,959,270 common units outstanding.

HI-CRUSH PARTNERS LP

[2]

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$5,035	$4,646
Restricted cash	—	691
Accounts receivable, net	53,504	82,117
Inventories	33,380	23,684
Prepaid expenses and other current assets	3,975	4,081
Total current assets	95,894	115,219
Property, plant and equipment, net	262,272	241,325
Goodwill and intangible assets, net	45,945	66,750
Other assets	13,701	12,826
Total assets	$417,812	$436,120
Liabilities, Equity and Partners’ Capital
Current liabilities:
Accounts payable	$13,844	$24,878
Accrued and other current liabilities	7,894	12,248
Due to sponsor	9,276	13,459
Current portion of long-term debt	2,436	2,000
Total current liabilities	33,450	52,585
Long-term debt	249,140	198,364
Asset retirement obligation	6,981	6,730
Total liabilities	289,571	257,679
Commitments and contingencies
Equity and partners’ capital:
General partner interest	—	—
Limited partner interests, 36,959,270 and 36,952,426 units outstanding, respectively	125,560	175,962
Total partners’ capital	125,560	175,962
Non-controlling interest	2,681	2,479
Total equity and partners' capital	128,241	178,441
Total liabilities, equity and partners’ capital	$417,812	$436,120
See Notes to Unaudited Condensed Consolidated Financial Statements.

[3]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Operations
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014 (a)
Revenues	$81,494	$102,316	$267,563	$255,618
Cost of goods sold (including depreciation, depletion and amortization)	66,400	55,640	198,737	143,665
Gross profit	15,094	46,676	68,826	111,953
Operating costs and expenses:
General and administrative expenses	5,979	6,183	17,946	19,287
Impairments and other expenses (Note 12)	23,718	—	23,718	—
Accretion of asset retirement obligation	84	61	251	184
Income (loss) from operations	(14,687)	40,432	26,911	92,482
Other income (expense):
Interest expense	(3,386)	(3,111)	(9,682)	(6,836)
Net income (loss)	(18,073)	37,321	17,229	85,646
Income attributable to non-controlling interest	(35)	(292)	(202)	(704)
Net income (loss) attributable to Hi-Crush Partners LP	$(18,108)	$37,029	$17,027	$84,942
Earnings (loss) per limited partner unit:
Basic	$(0.49)	$0.86	$0.43	$2.24
Diluted	$(0.49)	$0.83	$0.42	$2.15

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 5.
See Notes to Unaudited Condensed Consolidated Financial Statements.

[4]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014 (a)
Operating activities:
Net income	$17,229	$85,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	10,031	6,581
Losses on property, plant and equipment	4,781	—
Amortization of intangible assets	2,199	4,385
Loss on impairment of intangible assets	18,606	—
Amortization of deferred charges into interest expense	1,242	853
Management fees paid by Member on behalf of Hi-Crush Augusta LLC	—	492
Accretion of asset retirement obligation	251	184
Unit-based compensation to independent directors and employees	2,985	922
Changes in operating assets and liabilities:
Accounts receivable	28,613	(21,507)
Prepaid expenses and other current assets	93	(807)
Inventories	(5,565)	(150)
Other assets	(1,804)	(2,427)
Accounts payable	(2,657)	175
Accrued and other current liabilities	(4,683)	7,131
Due to sponsor	(4,183)	(3,640)
Net cash provided by operating activities	67,138	77,838
Investing activities:
Acquisition of Hi-Crush Augusta LLC	—	(224,250)
Capital expenditures for property, plant and equipment	(48,267)	(22,321)
Restricted cash, net	691	—
Net cash used in investing activities	(47,576)	(246,571)
Financing activities:
Proceeds from equity issuance	—	170,693
Proceeds from issuance of long-term debt	65,000	198,000
Repayment of long-term debt	(14,000)	(139,250)
Loan origination costs	(101)	(7,096)
Redemption of common units	—	(19)
Distributions paid	(70,072)	(53,578)
Net cash (used in) provided by financing activities	(19,173)	168,750
Net increase in cash	389	17
Cash:
Beginning of period	4,646	20,608
End of period	$5,035	$20,625
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$(8,377)	$5,567
Cash paid for interest	$8,440	$5,984

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 5.
See Notes to Unaudited Condensed Consolidated Financial Statements.

[5]

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands)
(Unaudited)

		Limited Partners
	General Partner Capital	Common Unit Capital	Subordinated Unit Capital	Total Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at December 31, 2014	$—	$184,642	$(8,680)	$175,962	$175,962	$2,479	$178,441
Issuance of limited partner units to directors	—	200	—	200	200	—	200
Conversion of subordinated units to common units	—	(19,960)	19,960	—	—	—	—
Unit-based compensation expense	—	2,772	—	2,772	2,772	—	2,772
Distributions, including distribution equivalent rights	(2,622)	(42,886)	(24,893)	(67,779)	(70,401)	—	(70,401)
Net income	2,622	792	13,613	14,405	17,027	202	17,229
Balance at September 30, 2015	$—	$125,560	$—	$125,560	$125,560	$2,681	$128,241
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
Hi-Crush Partners LP (together with its subsidiaries, the “Partnership”, “we”, “us” or “our”) is a Delaware limited partnership formed on May 8, 2012 to acquire selected sand reserves and related processing and transportation facilities of Hi-Crush Proppants LLC. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC, our general partner (the “General Partner” or “Hi-Crush GP”), and a 100% limited partner interest to Hi-Crush Proppants LLC (the “sponsor”), its organizational limited partner.
On April 8, 2014, the Partnership entered into a contribution agreement with the sponsor to acquire substantially all of the remaining equity interests in the sponsor’s Augusta facility for cash consideration of $224,250 (the “Augusta Contribution”, See Note 5 - Acquisition of Hi-Crush Augusta LLC). To finance the Augusta Contribution and refinance the Partnership’s revolving credit agreement, (i) on April 8, 2014, the Partnership commenced a primary public offering of 4,250,000 common units representing limited partnership interests in the Partnership and (ii) on April 28, 2014, the Partnership entered into a $200,000 senior secured term loan facility with certain lenders. The Partnership’s primary public offering closed on April 15, 2014. On May 9, 2014, the Partnership issued an additional 75,000 common units pursuant to the partial exercise of the underwriters' over-allotment option in connection with the April 2014 primary public offering. Net proceeds to the Partnership from the primary offering and the exercise of the over-allotment option totaled $170,693. Upon receipt of the proceeds from the public offering on April 15, 2014, the Partnership paid off the outstanding balance of $124,750 under its revolving credit agreement. The Augusta Contribution closed on April 28, 2014, and at closing, the Partnership’s preferred equity interest in Augusta was converted into common equity interests of Augusta. Following the Augusta Contribution, the Partnership owns 98.0% of Augusta’s common equity interests. In addition, on April 28, 2014, the Partnership entered into a $150,000 senior secured revolving credit agreement with various financial institutions by amending and restating its prior $200,000 revolving credit agreement (See Note 6 - Long-Term Debt).
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
A substantial portion of our frac sand is sold to customers with whom we have long-term supply agreements, the current terms of which expire between 2017 and 2020. The agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase by the end of the defined cure periods, which can range from three months to the end of a contract year.

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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Partnership performed its annual assessment of the recoverability of goodwill during the third quarter of 2015.
During the first nine months of 2015, global oil and natural gas commodity prices, particularly crude oil, significantly decreased as compared to 2014. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and well completion activity, which affects the demand for frac sand.
Although we have seen a significant decrease in the price of our common units since August 2014, which has resulted in an overall reduction in our market capitalization, our market capitalization exceeds our recorded net book value as of September 30, 2015.  Uncertain market conditions for frac sand resulting from current oil and natural gas prices continue. We have updated our internal business outlook of the D & I Silica, LLC ("D&I") reporting unit to consider the current economic environment that affects our operations. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill as of September 30, 2015. However, should energy industry conditions further deteriorate, there is a possibility that the $33,745 of goodwill resulting from the acquisition of D&I in 2013 may be impaired in a future period.  Any resulting non-cash impairment charges to earnings may be material. Specific uncertainties affecting our estimated fair value include the impact of competition, the prices of frac sand, future overall activity levels and demand for frac sand, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors will continue to be reviewed and assessed going forward. Additional adverse developments with regard to these factors could have a further negative impact on our fair value.
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $182,225 as of September 30, 2015, based on the market price quoted from external sources, compared with a carrying value of $197,000. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
Net Income per Limited Partner Unit
We have identified the sponsor’s incentive distribution rights as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income or loss shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income or loss per unit applicable to limited partners is computed by dividing limited partners’ interest in net income or loss, after deducting any sponsor incentive distributions, by the weighted-average number of outstanding limited partner units. Through March 31, 2014, basic and diluted net income per unit were the same as there were no potentially dilutive common or subordinated units outstanding.
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

[8]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Income Taxes
The Partnership is a pass-through entity and is not considered a taxing entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Condensed Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At September 30, 2015 and December 31, 2014, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.
Recent Accounting Pronouncements
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, which specifies that all inventory, excluding inventory that is measured using the last-in, first-out method or the retail inventory method, be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendment is effective for the Partnership beginning in the first quarter of 2017, with early adoption permitted, and should be applied prospectively. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures, but does not anticipate that adoption will have a material impact on its financial position, results of operations or cash flows.

3. Inventories
Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Raw material	$34	$63
Work-in-process	17,325	8,892
Finished goods	13,651	13,441
Spare parts	2,370	1,288
Inventories	$33,380	$23,684

4. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2015	December 31, 2014
Buildings	$5,845	$3,930
Mining property and mine development	48,697	46,967
Plant and equipment	150,764	134,870
Rail and rail equipment	29,464	23,161
Transload facilities and equipment	61,494	31,742
Construction-in-progress	2,217	18,519
Property, plant and equipment	298,481	259,189
Less: Accumulated depreciation and depletion	(36,209)	(17,864)
Property, plant and equipment, net	$262,272	$241,325
Depreciation and depletion expense was $4,319 and $2,677 during the three months ended September 30, 2015 and 2014, respectively, and $10,031 and $6,581 during the nine months ended September 30, 2015 and 2014, respectively.
The Partnership recognized a loss on the disposal of fixed assets of $20 and $70 during the three and nine months ended September 30, 2015, respectively, and we recognized a gain on the disposal of fixed assets of $34 and $15 during the three and nine months ended September 30, 2014, respectively.
The Partnership recognized an impairment of $4,455 related to the write-down of certain property, plant and equipment to its net realizable value and we recognized expense of $256 related to the abandonment of certain transload construction projects during the three months ended September 30, 2015. These expenses are included in impairments and other expenses in our Condensed Consolidated Statements of Operations. Refer to Note 12 for additional disclosure on impairments.

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

[10]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

The following table presents our recasted revenues, net income and net income attributable to Hi-Crush Partners LP per limited partnership unit giving effect to the Augusta Contribution, as reconciled to the revenues, net income and net income attributable to Hi-Crush Partners LP per limited partnership unit of the Partnership.

	Nine Months Ended September 30, 2014
		Augusta
	Partnership	Through		Partnership
	Historical	April 28, 2014	Eliminations	Recasted
Revenues	$234,418	$25,356	$(4,156)	$255,618
Net income	$82,105	$11,398	$(7,857)	$85,646
Net income attributable to Hi-Crush Partners LP per limited partner unit - basic	$2.24			$2.64

6. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
Term Loan Credit Facility	$195,400	$196,688
Revolving Credit Agreement	52,500	—
Other notes payable	3,676	3,676
Less: current portion of long-term debt	(2,436)	(2,000)
Long-term debt	$249,140	$198,364
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
On April 28, 2014, the Partnership replaced the Prior Credit Facility by entering into an amended and restated credit agreement (the "Revolving Credit Agreement"). The Revolving Credit Agreement is a senior secured revolving credit facility that permits aggregate borrowings of up to $150,000, including a $25,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans. The Revolving Credit Agreement matures on April 28, 2019.
The Revolving Credit Agreement is secured by substantially all assets of the Partnership. In addition, the Partnership's subsidiaries have guaranteed the Partnership's obligations under the Revolving Credit Agreement and have granted to the revolving lenders security interests in substantially all of their respective assets.
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

[11]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Revolving Credit Agreement also requires compliance with customary financial covenants, which are a leverage ratio and minimum interest coverage ratio. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Revolving Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of September 30, 2015, we were in compliance with the covenants contained in the Revolving Credit Agreement.
As of September 30, 2015, we had $89,811 of undrawn borrowing capacity ($150,000, net of $52,500 indebtedness and $7,689 letter of credit commitments) under our Revolving Credit Agreement.
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
The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of September 30, 2015, we were in compliance with the terms of the agreement.
As of September 30, 2015, we had $195,400 indebtedness ($197,000, net of $1,600 of discounts) under our Term Loan Credit Facility, which carried an interest rate of 4.75% as of September 30, 2015.
Other Notes Payable
On October 24, 2014, the Partnership acquired land and underlying frac sand deposits. The Partnership paid cash consideration of $2,500, and issued a three-year promissory note in the amount of $3,676. The three-year promissory note accrues interest at a rate equal to the applicable short-term federal rate, which was 0.54% as of September 30, 2015. All principal and accrued interest is due and payable at the end of the three-year note term. However, the note may be prepaid on a quarterly basis during the three-year term if sand is extracted, delivered, sold and paid for from the property.
The Partnership did not make any prepayments during the nine months ended September 30, 2015. As of September 30, 2015, the Partnership expects to make prepayments of approximately $436 based on the volume of sand extracted, delivered, sold and paid for through September 30, 2015.
Under the terms of the Revolving Credit Agreement, our leverage ratio (total debt to trailing four quarter EBITDA) may not exceed 3.50.  While our leverage ratio as of September 30, 2015, is below this threshold, if current market conditions persist, our leverage ratio will likely exceed this threshold during 2016, which could result in a breach of covenant event and an event of default under the Revolving Credit Agreement.  If such a default were to occur, and resulted in a cross default of the Term Loan Credit Agreement, all of our outstanding debt obligations could be accelerated. The Partnership is currently in discussions with the lenders to amend the Revolving Credit Agreement to, among other things, waive the leverage and other compliance ratios.  The Partnership makes no assurance that an amendment will be obtained.

[12]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

7. Equity
On August 17, 2015, all of the 13,640,351 issued and outstanding subordinated units representing limited partner interests in the Partnership were converted into common units, on a one-for-one basis for no additional consideration, upon the expiration of the subordination period set forth in the Partnership's Second Amended and Restated Agreement of Limited Partnership. As of September 30, 2015, our sponsor owned 13,640,351 common units, representing a 36.9% ownership interest in the limited partner units. In addition, our sponsor is the owner of our General Partner.
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
During the three and nine months ended September 30, 2014, no net income was allocated to our Class B units and $168 was allocated to our holders of incentive distribution rights.
During the three months ended September 30, 2015, no income was allocated to our holders of incentive distribution rights. During the nine months ended September 30, 2015, $1,311 was allocated to our holders of incentive distribution rights.
Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our limited partner unitholders and our holders of incentive distribution rights will receive.
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
On October 26, 2015, we announced the Board of Directors' decision to temporarily suspend the distribution payment to common unitholders. Therefore, no quarterly distribution was declared for the third quarter of 2015.

[13]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic	36,959,020	35,077,527	36,958,692	32,162,763
Diluted	36,959,020	37,033,959	37,200,426	35,362,327
For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and the previously outstanding subordinated units were treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities. As the Class B units did not have rights to share in the Partnership’s periodic earnings, whether through participation in its distributions or through an allocation of its undistributed earnings or losses, they were not participating securities. In addition, the conversion of the Class B units into common units was fully contingent upon the satisfaction of defined criteria. As such, until all of the defined payment and earnings criteria were satisfied, the Class B units were not included in our calculation of either basic or diluted earnings per unit during the three months ended March 31, 2014. The Class B units were converted into common units on August 15, 2014, at which time income allocations commenced on such units.
Diluted earnings per unit excludes any dilutive awards granted (see Note 8) if their effect is anti-dilutive. During the three months ended September 30, 2015, the Partnership incurred a net loss and all 240,404 potentially dilutive awards granted and outstanding were excluded from the diluted earnings per unit calculation. Diluted earnings per unit for the nine months ended September 30, 2015 includes the dilutive effect of awards granted and outstanding at the assumed number of units which would have vested if the performance period had ended on September 30, 2015.
Distributions made in future periods based on the current period calculation of cash available for distribution are allocated to each class of equity that will receive such distributions. Any unpaid cumulative distributions are allocated to the appropriate class of equity.
Each period the Partnership determines the amount of cash available for distributions in accordance with the partnership agreement. The amount to be distributed to limited partner unitholders and incentive distribution rights holders is subject to the distribution waterfall in the partnership agreement. Net earnings or loss for the period are allocated to each class of partnership interest based on the distributions to be made.
The following table provides a reconciliation of net loss and the assumed allocation of net loss under the two-class method for purposes of computing net loss per limited partner unit for the three months ended September 30, 2015 (in thousands, except per unit amounts):

	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(18,108)	(18,108)
Assumed allocation of net loss	$—	$(18,108)	$(18,108)

Loss per limited partner unit - basic		$(0.49)
Loss per limited partner unit - diluted		$(0.49)

[14]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

The following table provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per limited partner unit for the nine months ended September 30, 2015 (in thousands, except per unit amounts):

	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$1,311	$42,502	$43,813
Assumed allocation of distributions in excess of earnings	—	(26,786)	(26,786)
Assumed allocation of net income	$1,311	$15,716	$17,027

Earnings per limited partner unit - basic		$0.43
Earnings per limited partner unit - diluted		$0.42
Recasted Augusta Equity Transactions
Prior to the Augusta Contribution on April 28, 2014, the sponsor provided $492 of management services and other expenses paid on behalf of Augusta. Such costs are recognized as non-cash capital contributions in the accompanying financial statements.

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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at January 1, 2015	64,414	$65.57
Granted	119,550	$37.52
Outstanding at September 30, 2015	183,964	$47.34
As of September 30, 2015, total compensation expense not yet recognized related to unvested PPUs was $5,504, with a weighted average remaining service period of 1.9 years.

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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at January 1, 2015	16,603	$47.33
Vested	(500)	$34.09
Granted	42,200	$34.09
Forfeited	(1,863)	$45.63
Outstanding at September 30, 2015	56,440	$37.61
As of September 30, 2015, total compensation expense not yet recognized related to unvested TPUs was $1,568, with a weighted average remaining service period of 2.2 years.
Board and Other Unit Grants
The Partnership issued 6,344 and 5,532 common units to its independent directors during the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2014, the Partnership issued 7,022 common units to certain employees which vest approximately over a two year period.
Compensation Expense
The following table presents total unit-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Performance Phantom Units	$794	$409	$2,251	$545
Time-Based Phantom Units	187	69	521	88
Director and other unit grants	67	91	213	289
Total compensation expense	$1,048	$569	$2,985	$922

9. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the “Services Agreement”) with our General Partner, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended September 30, 2015 and 2014, the Partnership incurred $1,034 and $2,587, respectively, of management and administrative service expenses from Hi-Crush Services. During the nine months ended September 30, 2015 and 2014, the Partnership incurred $2,652 and $6,946, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of September 30, 2015, an outstanding balance of $9,276 payable to our sponsor is maintained as a current liability under the caption “Due to sponsor.”

[16]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

During the three months ended September 30, 2015 and 2014, the Partnership purchased $9,625 and $3,011, respectively, of sand from Hi-Crush Whitehall LLC, a subsidiary of our sponsor and the entity that owns the sponsor's Whitehall facility, at a purchase price in excess of our production cost per ton. During the nine months ended September 30, 2015 and 2014, the Partnership purchased $24,528 and $3,011, respectively, of sand from our sponsor's Whitehall facility.
During the nine months ended September 30, 2015, the Partnership purchased $2,754 of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC. We did not purchase any sand during the three months ended September 30, 2015. The father of Mr. Alston, who is our general partner's Chief Operating Officer, owned a beneficial equity interest in Northern Frac Proppants II, LLC. The terms of the purchase price were the result of arm's length negotiations.

10. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. It conducts operations through its one operating segment titled "Frac Sand Sales". This reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

11. Commitments and Contingencies
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through September 30, 2015, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.
D&I has entered into a long-term supply agreement with a supplier (the "Sand Supply Agreement"), which includes a requirement to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreement are not in excess of our current requirements.
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $2,352 and $4,011 for the three months ended September 30, 2015 and 2014, respectively, and $8,492 and $10,744 for the nine months ended September 30, 2015 and 2014, respectively.
On October 24, 2014, the Partnership entered into a purchase and sale agreement to acquire certain tracts of land and specific quantities of the underlying frac sand deposits. The transaction includes three separate tranches of land and deposits, to be acquired over a three-year period from 2014 through 2016. During 2014, the Partnership acquired the first tranche of land for $6,176. As of September 30, 2015, the Partnership has committed to purchase the remaining two tranches during 2015 and 2016 for total consideration of $12,352.
The Partnership has long-term leases for rail access, railcars and equipment at its terminal sites, which are also under long-term lease agreements with various railroads.
During 2015, we entered into a service agreement with a transload service provider which, beginning in the fourth quarter 2015, will require us to purchase a minimum amount of services over a specific period of time at a specific location. Our failure to purchase the minimum level of services would require us to pay a shortfall fee. However, the minimum quantities set forth in the agreement are not in excess of our current forecasted requirements at this location.

[17]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

As of September 30, 2015, future minimum operating lease payments and minimum purchase commitments are as follows:

Fiscal Year	Operating Leases	Minimum Purchase Commitments
2015 (three months)	$5,307	$49
2016	22,355	1,072
2017	22,062	1,170
2018	21,156	1,170
2019	18,634	1,520
Thereafter	16,863	6,300
	$106,377	$11,281
In addition, the Partnership has placed orders for additional leased railcars. Such long-term operating leases commence upon the future delivery of the railcars, which will result in additional future minimum operating lease payments. During the next two years, we expect to receive delivery of approximately 1,600 additional leased railcars. Following delivery of these additional railcars, we estimate our 2018 annual minimum lease payments will increase to approximately $33,000.
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

12. Impairments and Other Expenses
During the first nine months of 2015, global oil and natural gas commodity prices, particularly crude oil, significantly decreased as compared to 2014. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and well completion activity, which affects the demand for frac sand.
We recognized one-time impairments and other expenses of $23,718, as outlined in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Impairment of Sand Supply Agreement	$18,606	$—	$18,606	$—
Impairment of idled administrative and transload facilities	4,455	—	4,455	—
Severance, retention and relocation	371	—	371	—
Abandonment of construction projects	256	—	256	—
Expiration of exclusivity agreement	30	—	30	—
Impairments and other expenses	$23,718	$—	$23,718	$—
During the three months ended September 30, 2015, we completed an impairment assessment of the intangible asset associated with the Sand Supply Agreement.  Given current market conditions, coupled with our ability to source sand from our sponsor on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606.
During the three months ended September 30, 2015, we elected to idle five destination transload facilities and three rail origin transload facilities.  In addition, to consolidate our administrative functions, we have commenced the process of closing down an office facility in Sheffield, Pennsylvania. As a result of these actions, we recognized an impairment of $4,455 related to the write down of these facilities’ assets to their net realizable value, and severance, retention and relocation costs of $371 for affected employees.

[18]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

13. Condensed Consolidating Financial Information
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the subsidiaries of the Partnership as of March 31, 2014 (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities) was a 100% directly or indirectly owned subsidiary of the Partnership (the “guarantors”), will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. As of September 30, 2015, the guarantors were our sole subsidiaries, other than Hi-Crush Finance Corp., Hi-Crush Augusta Acquisition Co. LLC, Hi-Crush Canada Inc and Hi-Crush Canada Distribution Corp., which are our 100% owned subsidiaries, and Augusta, of which we own 98.0% of the common equity interests.
As of September 30, 2015, the Partnership had no assets or operations independent of its subsidiaries, and there were no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. As of September 30, 2015, none of the assets of our subsidiaries represented restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
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

[19]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Balance Sheet
As of September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$2,001	$2,226	$808	$—	$5,035
Accounts receivable, net	—	49,560	3,944	—	53,504
Intercompany receivables	54,879	152,837	—	(207,716)	—
Inventories	—	21,301	12,533	(454)	33,380
Prepaid expenses and other current assets	155	3,782	38	—	3,975
Total current assets	57,035	229,706	17,323	(208,170)	95,894
Property, plant and equipment, net	16	150,136	112,120	—	262,272
Goodwill and intangible assets, net	—	45,945	—	—	45,945
Investment in consolidated affiliates	311,135	—	224,250	(535,385)	—
Other assets	6,583	7,118	—	—	13,701
Total assets	$374,769	$432,905	$353,693	$(743,555)	$417,812
Liabilities, Equity and Partners' Capital
Current liabilities:
Accounts payable	$38	$11,077	$2,729	$—	$13,844
Intercompany payables	—	—	207,716	(207,716)	—
Accrued and other current liabilities	921	3,040	3,933	—	7,894
Due to sponsor	350	8,451	475	—	9,276
Current portion of long-term debt	2,000	436	—	—	2,436
Total current liabilities	3,309	23,004	214,853	(207,716)	33,450
Long-term debt	245,900	3,240	—	—	249,140
Asset retirement obligation	—	1,901	5,080	—	6,981
Total liabilities	249,209	28,145	219,933	(207,716)	289,571
Equity and partners' capital:
Partners' capital	125,560	404,760	131,079	(535,839)	125,560
Non-controlling interest	—	—	2,681	—	2,681
Total equity and partners' capital	125,560	404,760	133,760	(535,839)	128,241
Total liabilities, equity and partners' capital	$374,769	$432,905	$353,693	$(743,555)	$417,812

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

[21]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$76,194	$10,475	$(5,175)	$81,494
Cost of goods sold (including depreciation, depletion and amortization)	—	63,154	8,154	(4,908)	66,400
Gross profit	—	13,040	2,321	(267)	15,094
Operating costs and expenses:
General and administrative expenses	2,406	3,003	570	—	5,979
Impairments and other expenses	—	23,692	26	—	23,718
Accretion of asset retirement obligation	—	34	50	—	84
Income (loss) from operations	(2,406)	(13,689)	1,675	(267)	(14,687)
Other income (expense):
Earnings (loss) from consolidated affiliates	(12,430)	—	—	12,430	—
Interest expense	(3,272)	(37)	(77)	—	(3,386)
Net income (loss)	(18,108)	(13,726)	1,598	12,163	(18,073)
Income attributable to non-controlling interest	—	—	(35)	—	(35)
Net income (loss) attributable to Hi-Crush Partners LP	$(18,108)	$(13,726)	$1,563	$12,163	$(18,108)

	Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$252,621	$38,346	$(23,404)	$267,563
Cost of goods sold (including depreciation, depletion and amortization)	—	197,125	26,229	(24,617)	198,737
Gross profit	—	55,496	12,117	1,213	68,826
Operating costs and expenses:
General and administrative expenses	7,261	8,807	1,878	—	17,946
Impairments and other expenses	—	23,692	26	—	23,718
Accretion of asset retirement obligation	—	102	149	—	251
Income (loss) from operations	(7,261)	22,895	10,064	1,213	26,911
Other income (expense):
Earnings from consolidated affiliates	33,793	—	—	(33,793)	—
Interest expense	(9,505)	(66)	(111)	—	(9,682)
Net income (loss)	17,027	22,829	9,953	(32,580)	17,229
Income attributable to non-controlling interest	—	—	(202)	—	(202)
Net income (loss) attributable to Hi-Crush Partners LP	$17,027	$22,829	$9,751	$(32,580)	$17,027

[22]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$88,982	$24,964	$(11,630)	$102,316
Cost of goods sold (including depreciation, depletion and amortization)	—	57,849	9,960	(12,169)	55,640
Gross profit	—	31,133	15,004	539	46,676
Operating costs and expenses:
General and administrative expenses	3,707	2,117	359	—	6,183
Accretion of asset retirement obligation	—	31	30	—	61
Income (loss) from operations	(3,707)	28,985	14,615	539	40,432
Other income (expense):
Earnings from consolidated affiliates	43,783	—	—	(43,783)	—
Interest expense	(3,047)	(28)	(36)	—	(3,111)
Net income (loss)	37,029	28,957	14,579	(43,244)	37,321
Income attributable to non-controlling interest	—	—	(292)	—	(292)
Net income (loss) attributable to Hi-Crush Partners LP	$37,029	$28,957	$14,287	$(43,244)	$37,029

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$217,734	$65,742	$(27,858)	$255,618
Cost of goods sold (including depreciation, depletion and amortization)	—	142,502	28,824	(27,661)	143,665
Gross profit	—	75,232	36,918	(197)	111,953
Operating costs and expenses:
General and administrative expenses	9,874	7,864	1,549	—	19,287
Accretion of asset retirement obligation	—	94	90	—	184
Income (loss) from operations	(9,874)	67,274	35,279	(197)	92,482
Other income (expense):
Earnings from consolidated affiliates	101,506	—	—	(101,506)	—
Interest expense	(6,690)	(48)	(98)	—	(6,836)
Net income (loss)	84,942	67,226	35,181	(101,703)	85,646
Income attributable to non-controlling interest	—	—	(704)	—	(704)
Net income (loss) attributable to Hi-Crush Partners LP	$84,942	$67,226	$34,477	$(101,703)	$84,942

[23]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$20,866	$61,935	$18,079	$(33,742)	$67,138
Investing activities:
Capital expenditures for property, plant and equipment	—	(34,591)	(13,676)	—	(48,267)
Restricted cash, net	—	691	—	—	691
Net cash used in investing activities	—	(33,900)	(13,676)	—	(47,576)
Financing activities:
Proceeds from issuance of long-term debt	65,000	—	—	—	65,000
Repayment of long-term debt	(14,000)	—	—	—	(14,000)
Advances to parent, net	—	(29,299)	(4,443)	33,742	—
Loan origination costs	(101)	—	—	—	(101)
Distributions paid	(70,072)	—	—	—	(70,072)
Net cash provided by (used in) financing activities	(19,173)	(29,299)	(4,443)	33,742	(19,173)
Net increase (decrease) in cash	1,693	(1,264)	(40)	—	389
Cash:
Beginning of period	308	3,490	848	—	4,646
End of period	$2,001	$2,226	$808	$—	$5,035

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$58,783	$63,666	$28,793	$(73,404)	$77,838
Investing activities:
Acquisition of Hi-Crush Augusta LLC	—	—	(224,250)	—	(224,250)
Capital expenditures for property, plant and equipment	—	(7,513)	(14,808)	—	(22,321)
Net cash used in investing activities	—	(7,513)	(239,058)	—	(246,571)
Financing activities:
Proceeds from equity issuance	170,693	—	—	—	170,693
Proceeds from issuance of long-term debt	198,000	—	—	—	198,000
Repayment of long-term debt	(139,250)	—	—	—	(139,250)
Advances to parent, net	(224,250)	(56,750)	216,250	64,750	—
Loan origination costs	(7,096)	—	—	—	(7,096)
Redemption of common units	(19)	—	—	—	(19)
Distributions paid	(53,578)	—	(8,654)	8,654	(53,578)
Net cash provided by (used in) financing activities	(55,500)	(56,750)	207,596	73,404	168,750
Net increase (decrease) in cash	3,283	(597)	(2,669)	—	17
Cash:
Beginning of period	12,056	3,991	4,561	—	20,608
End of period	$15,339	$3,394	$1,892	$—	$20,625

[24]

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

14. Subsequent Events
On October 26, 2015, we announced the Board of Directors' decision to temporarily suspend the distribution payment to common unitholders. Therefore, no quarterly distribution was declared for the third quarter of 2015.
On October 9, 2015, we announced plans to idle our Augusta production facility. As a result of the reduction in staffing levels, the Partnership will recognize approximately $223 in severance costs in the fourth quarter of 2015.

[25]

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
We sell a substantial portion of the frac sand we produce to customers with whom we have long-term contracts. During the nine months ended September 30, 2015, we provided temporary price discounts to contract customers in response to the market driven decline in proppant demand. As of October 1, 2015, the average remaining contractual term was 3.8 years with remaining terms ranging from 27 to 60 months.
Our Assets and Operations
We own and operate the Wyeville facility, which is located in Monroe County, Wisconsin and, as of December 31, 2014, contained 75.5 million tons of proven sand reserves. We also own a 98.0% interest in the Augusta facility, which is located in Eau Claire County, Wisconsin and, as of December 31, 2014, contained 45.0 million tons of proven sand reserves. During the third quarter of 2014, our sponsor completed construction of the 1,447-acre Whitehall facility with integrated rail infrastructure. As of December 31, 2014, this facility contained 78.9 million tons of proven sand reserves and is capable of delivering approximately 2,600,000 tons of 20/70 frac sand per year. According to John T. Boyd Company ("John T. Boyd"), our proven reserves consist of coarse grade Northern White sand exceeding API specifications. Analysis of our sand by independent third-party testing companies indicates that they demonstrate characteristics exceeding of API specifications with regard to crush strength, turbidity and roundness and sphericity.
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
Based on third-party reserve reports by John T. Boyd, as of January 1, 2015, we have an implied average reserve life of 27 years, assuming production at the rated capacity of 4,450,000 tons per year. As of September 30, 2015, we own 14 destination rail-based terminal locations throughout the Marcellus and Utica shales and the Permian Basin. Our terminals include approximately 400,000 tons of rail and silo storage capacity. Our Minerva, Mingo Junction, Pittston, Smithfield and Wellsboro terminals are capable of accommodating unit trains.

[26]

We are continuously looking to expand our geographic footprint by increasing the number of terminals we operate or utilize, allowing us to continue to deliver low-cost solutions to our customers and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. We have entered into definitive agreements to jointly develop three energy rail hubs, one in the DJ Basin and two in the Permian Basin. All of these rail hubs will include unit train capable frac sand terminals.
Our destination terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin and as necessary to meet our customers’ evolving in-basin product needs. As of September 30, 2015, we leased or owned 3,542 railcars used to transport our sand from origin to destination and managed a fleet of approximately 2,200 additional railcars dedicated to our facilities by our customers or the Class I railroads.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to our customers with whom we have long-term contracts which have current terms expiring between 2017 and 2020. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product and the price per ton. During the nine months ended September 30, 2015, we provided temporary price discounts to contract customers in response to the market driven decline in proppant demand. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer.
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
We pay royalties to third parties at our facilities at various rates, as defined in the individual royalty agreements, at an aggregate rate up to $6.15 per ton of sand excavated, delivered at our on-site rail facilities and paid for by our customers.
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
In addition to our sand and transportation costs, we incur other costs, some of which are passed through to our customers. For example, we incur terminal switch fees payable to the railroads when they transport to certain of our locations along with demurrage and storage fees. We also pay demurrage and storage fees when we utilize system railcars as additional storage capacity at our terminals. Other key components involved in transporting and offloading our sand shipments include on-site labor and railcar rental fees. As of September 30, 2015, our railcar fleet included 3,542 owned or leased under long-term operating lease agreements. In addition, there are approximately 2,200 railcars owned or leased by our customers included in our managed fleet. As of September 30, 2015, we had approximately 250 railcars in storage. We expect that we will place additional railcars into storage during the fourth quarter of 2015.

[27]

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
How We Evaluate Our Operations
We utilize various financial and operational measures to evaluate our operations. Management measures the performance of the Partnership through performance indicators, including gross profit, production costs, earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA and distributable cash flow.
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
EBITDA, Adjusted EBITDA and Distributable Cash Flow
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) plus depreciation, depletion and amortization and interest expense, net of interest income. We define Adjusted EBITDA as EBITDA, adjusted for any non-cash impairments of long-lived assets. We use distributable cash flow to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders. We define distributable cash flow as Adjusted EBITDA less cash paid for interest expense, income attributable to non-controlling interests and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and non-cash unit based compensation. Distributable cash flow will not reflect changes in working capital balances. EBITDA and Adjusted EBITDA are supplemental measures utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis. Distributable cash flow is a supplemental measure used to measure the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions to our unitholders.
Note Regarding Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA, Adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

[28]

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Reconciliation of distributable cash flow to net income:
Net income (loss)	$(18,073)	$37,321	$17,229	$85,646
Depreciation and depletion expense	4,319	2,677	10,031	6,581
Amortization expense	733	781	2,199	4,385
Interest expense	3,386	3,111	9,682	6,836
EBITDA	$(9,635)	$43,890	$39,141	$103,448
Non-cash impairments of long-lived assets	23,061	—	23,061	—
Adjusted EBITDA	$13,426	$43,890	$62,202	$103,448
Less: Cash interest paid	(2,971)	(2,702)	(8,440)	(5,984)
Less: Income attributable to non-controlling interest	(35)	(292)	(202)	(704)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(1,282)	(1,387)	(3,661)	(3,644)
Add: Accretion of asset retirement obligation	84	61	251	184
Add: Unit-based compensation	1,048	569	2,985	922
Distributable cash flow	$10,270	$40,139	$53,135	$94,222
Adjusted for: Distributable cash flow attributable to Hi-Crush Augusta LLC, net of intercompany eliminations, prior to the Augusta Contribution (b)	—	—	—	(7,199)
Distributable cash flow attributable to Hi-Crush Partners LP	10,270	40,139	53,135	87,023
Less: Distributable cash flow attributable to holders of incentive distribution rights	—	(7,791)	(1,311)	(10,244)
Distributable cash flow attributable to limited partner unitholders	$10,270	$32,348	$51,824	$76,779

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
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future principally for the following reasons:

•
We impaired the intangible value associated with a third party supply agreement. During the three months ended September 30, 2015, we completed an impairment assessment of the intangible asset associated with a third party supply agreement (the "Sand Supply Agreement").  Given current market conditions, coupled with our ability to source sand from our sponsor on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606.

[29]

•
We realized asset impairments and other expenses during the third quarter of 2015. During the three months ended September 30, 2015, we elected to idle five destination transload facilities and three rail origin transload facilities.  In addition, to consolidate our administrative functions, we have commenced the process of closing down an office facility in Sheffield, Pennsylvania.  As a result of these actions, we recognized an impairment of $4,455 related to the write down of these facilities’ assets to their net realizable value, and severance, retention and relocation costs of $371 for affected employees.

•
During October 2015, we idled our Augusta production facility. As a result of recent market conditions, we elected to temporarily idle our Augusta production facility. During the nine months ended September 30, 2015, we produced and delivered 1.1 million tons out of the Augusta facility. As a result of the reduction in staffing levels, we will recognize approximately $223 in severance costs in the fourth quarter of 2015.

•
Our sponsor's Whitehall facility did not commence operations until September 2014. Our first purchase of frac sand from the Whitehall facility occurred in September 2014. Accordingly, our financial statements for the first eight months don not reflect volume purchases from the Whitehall facility.

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

•
We are incurring increased interest expense as a result of our acquisition of the Augusta facility. As of January 1, 2014, we had $138,250 of indebtedness outstanding under our revolver credit facility. In March 2014, we repaid $13,500 under our revolver credit facility. The remaining outstanding balance of the revolver credit facility was repaid in full on April 15, 2014 with the proceeds from a public offering of our common units. On April 28, 2014, the Partnership entered into a senior secured term loan credit facility that permits aggregate borrowings of up to $200,000, which was fully drawn down on April 28, 2014. The outstanding balance of $197,000 carries an interest rate of 4.75% as of September 30, 2015.

Market Conditions
During the nine months ended September 30, 2015, oil and natural gas prices continued to persist at levels well below those experienced during the nine months ended September 30, 2014. As a result, the number of rigs drilling for oil and gas continued to fall from the high levels achieved during third quarter 2014. As the timing and extent of a rebound is uncertain, exploration and production companies sharply reduced their drilling activities in an effort to control costs during the first nine months of 2015. In addition, many exploration and production companies have announced that a significant number of wells drilled during the first nine months of 2015 have not yet been completed and may not be completed for an indefinite period. The combination of these factors, among others, has reduced proppant demand and pricing during the first nine months of 2015 from the levels experienced during 2014. Given the energy industry's outlook for fourth quarter activity levels, and our customers anticipating much greater than the usual seasonal declines across the industry, we expect the downward trend in well completion activity to continue in the fourth quarter with more pressure on frac sand pricing and reduced sales volumes.
In general, pricing for Northern White frac sand increased throughout 2014 and reached its highest levels for the year during the fourth quarter. During 2015, spot market prices for Northern White frac sand have declined, as sand producers with excess inventories discounted sand pricing, and in some cases, substantially discounted sand pricing.
As a result of the market dynamics existing during the nine months ended September 30, 2015, we have engaged and continue to be engaged in ongoing discussions with all of our contract customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, we have provided contract customers with temporary pricing discounts, in certain circumstances in exchange for, among other things, additional term and/or volume. We continue to engage in discussions and may deliver sand at prices or at volumes below those provided for in our existing contracts. We expect that these circumstances may continue to negatively affect our revenues, net income and cash generated from operations for the remainder of 2015 and will likely continue into 2016.
We took several steps to ensure we continue to deliver low-cost solutions to our customers, including construction of additional in-basin storage facilities and marketing of our product through additional third-party operated terminals. We reduced the volumes of sand purchased from third parties, and are working to ensure that volumes were sourced at our lowest cost, combining our lowest production cost with the lowest origin to destination freight rates where possible. We strategically managed the size of our railcar fleet by reducing the use of system cars to reduce cost. We also focused on ensuring optimal origin and destination routing as we experienced a larger percentage of our sales being made FOB destination.

[30]

On October 9, 2015, we announced a reduction in force to our employees in connection with our plan to idle the Augusta production facility, which has a higher cost structure than our lowest cost production facility. Given the current macro environment, we continue to focus on reducing our costs to enhance profitability and better serve our customers. However, during the fourth quarter of 2015, we expect to incur additional railcar storage expense upon delivery of additional leased railcars.
The following table presents sales, volume and pricing comparisons for the third quarter of 2015, as compared to the second quarter of 2015:

	Three Months Ended
	September 30,	June 30,		Percentage
	2015	2015	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$80,695	$80,121	$574	1%
Tons sold	1,409,032	1,190,156	218,876	18%
Percentage of volumes sold in-basin	49%	58%	(9)%	(16)%
Average price per ton sold	$57	$67	$(10)	(15)%
We continued to provide additional price discounts to customers during the third quarter of 2015. Tons sold during the third quarter were 18% higher than the second quarter of 2015. The increased volumes, coupled with the price discounts and a higher percentage of volumes purchased FOB plant during the third quarter of 2015, led to our frac sand revenues remaining in line with the prior quarter.
Our sales volumes and pricing may be lower in the future if demand for frac sand continues to decrease. Such decreases could have a negative impact on our future liquidity if it results in lower net income and/or cash flows generated from operations. In such a circumstance, we may access availability under our revolving credit agreement and continue to focus on reducing our operating expenses. Despite the current market declines, we continue to believe that the long-term fundamental trends for frac sand demand, including the increased use of sand per lateral foot in well completions, remain favorable.
Results of Operations
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following table presents consolidated revenues and expenses for the periods indicated.

	Three Months Ended
	September 30,
	2015	2014
Revenues	$81,494	$102,316
Costs of goods sold:
Production costs	10,744	14,274
Other cost of sales	51,026	38,328
Depreciation, depletion and amortization	4,630	3,038
Gross profit	15,094	46,676
Operating costs and expenses	29,781	6,244
Income (loss) from operations	(14,687)	40,432
Other income (expense):
Interest expense	(3,386)	(3,111)
Net income (loss)	(18,073)	37,321
Income attributable to non-controlling interest	(35)	(292)
Net income (loss) attributable to Hi-Crush Partners LP	$(18,108)	$37,029

[31]

Revenues
Revenues generated from the sale of frac sand was $80,695 and $83,420 for the three months ended September 30, 2015 and 2014, respectively, during which we sold 1,409,032 and 1,180,602 tons of frac sand, respectively. Average sales price per ton was $57 and $71 for the three months ended September 30, 2015 and 2014, respectively. The decrease in sales price between the two periods is due primarily to declines in industry sand pricing, offset by the impact of a change in mix of FOB plant and in-basin volumes (49% and 32% of tons were sold in-basin for the three months ended September 30, 2015 and 2014, respectively). In-basin sales prices are generally much higher than FOB plant prices, as pricing of in-basin sales recovers transportation and other transloading costs. The average price per ton was also impacted somewhat by the mix of product mesh sizes sold. With the decline in oil and gas prices, and resulting decline in drilling activity, we continued to provide discounted pricing for contract customers in third quarter 2015. Price per ton exiting third quarter 2015 was generally lower than the third quarter 2014.
Other revenue related to transload and terminaling, silo leases and other services was $799 and $18,896 for the three months ended September 30, 2015 and 2014, respectively. The decrease in such revenues was driven by decreased transloading and logistics services provided at our destination terminals, resulting from lower overall industry sand demand.
Costs of goods sold – Production costs
We incurred production costs of $10,744, or $11.32 per ton produced and delivered, for the three months ended September 30, 2015, compared to $14,274, or $13.89 per ton produced and delivered for the three months ended September 30, 2014, reflecting a greater percentage of volumes produced and delivered from the Wyeville facility, as well as increased efficiencies.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the three months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30,
	2015	2014
Excavation costs	$2,532	$3,211
Plant operating costs	5,860	7,052
Royalties	2,352	4,011
Total production costs	$10,744	$14,274
Tons produced and delivered	949,238	1,027,611
Production cost per ton produced and delivered	$11.32	$13.89
The overall decrease in production costs was attributable to higher tonnage produced and delivered from our lowest cost facility during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, where a greater percentage was produced and delivered from our highest cost facility. In addition, our production cost per ton decreased due to lower excavation costs paid to our third party excavator and improved operating efficiencies, which resulted in reduced volumes of rejected material.
Costs of goods sold – Other cost of sales
The other principal costs of goods sold are the cost of purchased sand, freight charges, fuel surcharges, terminal switch fees, demurrage costs, storage fees, labor and rent. The cost of purchased sand and transportation related charges are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Other cost components, including costs associated with storage in-basin, such as demurrage and costs related to transload operations, such as labor and rent are charged to costs of goods sold in the period in which they are incurred.
We purchase sand from our sponsor's Whitehall facility, and through a long-term supply agreement with a third party at a specified price per ton and also through the spot market. For the three months ended September 30, 2015 and 2014, we incurred $10,057 and $7,189 of purchased sand costs, respectively. The increase was due to increased volumes purchased, offset by a lower purchase price paid in third quarter 2015 as compared to third quarter 2014.

[32]

We incur transportation costs including freight charges and fuel surcharges when transporting our sand from its origin to destination. For the three months ended September 30, 2015 and 2014, we incurred $37,009 and $26,636 of transportation costs, respectively. The increase in transportation costs was driven by increased throughput of tonnage at our destination terminals. Other costs of sales was $3,960 and $4,503 during the three months ended September 30, 2015 and 2014, respectively, and was primarily comprised of demurrage, storage fees and on-site labor. The decrease in other costs of sales was driven by decreased transloading activity and utilization of silo storage at our terminals.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the three months ended September 30, 2015 and 2014, we incurred $4,630 and $3,038, respectively, of depreciation, depletion and amortization expense. The increase was driven by additional assets, including depreciation of the costs associated with the expansion of the Augusta facility, and depletion of additional acreage acquired during the second half of 2014.
Gross Profit
Gross profit was $15,094 and $46,676 for the three months ended September 30, 2015 and 2014, respectively. Gross profit percentage declined from 45.6% in third quarter 2014 to 18.5% in third quarter 2015. The declines were primarily driven by pricing discounts and increased transportation costs as more volumes were sold at our destination terminals.
Operating Costs and Expenses
For the three months ended September 30, 2015 and 2014, we incurred general and administrative expenses of $5,979 and $6,183, respectively. For the three months ended September 30, 2015, we incurred impairments and other expenses of $23,718 related to the impairment of the Sand Supply Agreement, idled administrative and transload facilities, costs associated with staffing reductions and relocations, and cancelled construction projects.
Interest Expense
Interest expense was $3,386 and $3,111 for the three months ended September 30, 2015 and 2014, respectively. The increase in interest expense during the 2015 period was primarily attributable to additional borrowings on our revolver during the third quarter of 2015.
Net Income (Loss) Attributable to Hi-Crush Partners LP
Net loss attributable to Hi-Crush Partners LP was $18,108 for the three months ended September 30, 2015, compared to income of $37,029 for the three months ended September 30, 2014.
Results of Operations
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
The following table presents consolidated revenues and expenses for the periods indicated.

	Nine Months Ended
	September 30,
	2015	2014
Revenues	$267,563	$255,618
Costs of goods sold:
Production costs	37,091	42,644
Other cost of sales	150,684	93,049
Depreciation, depletion and amortization	10,962	7,972
Gross profit	68,826	111,953
Operating costs and expenses	41,915	19,471
Income from operations	26,911	92,482
Other income (expense):
Interest expense	(9,682)	(6,836)
Net income	17,229	85,646
Income attributable to non-controlling interest	(202)	(704)
Net income attributable to Hi-Crush Partners LP	$17,027	$84,942

[33]

Revenues
Revenues generated from the sale of frac sand was $247,690 and $217,648 for the nine months ended September 30, 2015 and 2014, respectively, during which we sold 3,794,531 and 3,102,897 tons of frac sand, respectively. Average sales price per ton was $65 and $70 for the nine months ended September 30, 2015 and 2014, respectively. The sales prices between the two periods differ due to the mix in pricing of FOB plant and in-basin volumes (50% and 33% of tons were sold in-basin for the nine months ended September 30, 2015 and 2014, respectively), offset by changes in industry sales price trends. With the decline in oil and gas prices and resulting decline in drilling activity, we began discounting pricing for contract customers during the first nine months of 2015. Generally, sales prices per ton were rising throughout 2014, and declining through the first nine months of 2015. Price per ton exiting third quarter 2015 was significantly lower than third quarter 2014. Average sales price per ton was also somewhat impacted by the mix of product mesh sizes.
Other revenue related to transload and terminaling, silo leases and other services was $19,873 and $37,970 for the nine months ended September 30, 2015 and 2014, respectively. The level of transloading and logistics services provided at our destination terminals was increasing during the first nine months of 2014, and decreasing during the corresponding period of 2015, both trends being in-line with industry demand for sand and our sales volumes.
Costs of goods sold – Production costs
We incurred production costs of $37,091, or $13.68 per ton produced and delivered, for the nine months ended September 30, 2015, compared to $42,644, or $15.80 per ton produced and delivered, for the nine months ended September 30, 2014.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30,
	2015	2014
Excavation costs	$9,690	$12,721
Plant operating costs	18,909	19,179
Royalties	8,492	10,744
Total production costs	$37,091	$42,644
Tons produced and delivered	2,711,806	2,699,138
Production cost per ton produced and delivered	$13.68	$15.80
The overall decrease in production costs was attributable to lower production cost per ton due to lower excavation costs paid to our third party excavator, improved operating efficiencies, which resulted in reduced volumes of rejected material, and a focus on sourcing our sand from our lowest cost facility, offset by higher tonnage produced and delivered from our production facilities in 2015 as compared to 2014.
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
We purchase sand from our sponsor's Whitehall facility, through a long-term supply agreement with a third party at a specified price per ton and through the spot market. For the nine months ended September 30, 2015 and 2014, we incurred $28,816 and $14,390 of purchased sand costs, respectively. The increase was due to increased volumes purchased, offset by a lower purchase price paid in the first nine months of 2015 as compared to the same period in 2014.

[34]

We incur transportation costs including freight charges and fuel surcharges when transporting our sand from its origin to destination. For the nine months ended September 30, 2015 and 2014, we incurred $107,561 and $67,886 of transportation costs, respectively. Other costs of sales was $14,307 and $10,773 during the nine months ended September 30, 2015 and 2014, respectively, and was primarily comprised of demurrage, storage fees and on-site labor. The increase in transportation and other costs of sales was driven by increased throughput of tonnage at our destination terminals. The first nine months of 2015 was negatively impacted by a net $753 of non-recurring items, including repair costs of a silo at our Smithfield terminal and increased rail diversion costs primarily as a result of railcar moves to the Partnership's production facilities. These negative impacts were offset by a reduction in our accruals for the use of railcars.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the nine months ended September 30, 2015 and 2014, we incurred $10,962 and $7,972, respectively, of depreciation, depletion and amortization expense. The increase was driven by additional assets, including depreciation of the costs associated with the expansion of the Augusta facility, and depletion of additional acreage acquired during the second half of 2014.
Gross Profit
Gross profit was $68,826 and $111,953 for the nine months ended September 30, 2015 and 2014, respectively. Gross profit percentage declined from 43.8% in the first nine months of 2014 to 25.7% during the first nine months of 2015. The declines were primarily driven by pricing discounts and increased transportation costs as more volumes were sold at our destination terminals.
Operating Costs and Expenses
For the nine months ended September 30, 2015 and 2014, we incurred general and administrative expenses of $17,946 and $19,287, respectively. The decrease in such costs was primarily attributable to $768 of transaction costs associated with the Augusta Contribution in the second quarter of 2014 and decreased amortization of intangible assets of $1,732. These decreases were offset by additional payroll and related costs from additional sponsor headcount.
For the nine months ended September 30, 2015, we incurred impairments and other expenses of $23,718 related to the impairment of the Sand Supply Agreement, idled administrative and transload facilities, costs associated with staffing reductions and relocations and cancelled construction projects.
Interest Expense
Interest expense was $9,682 and $6,836 for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest expense during the 2015 period was primarily attributable to additional borrowings on our revolver and interest on our new $200,000 senior secured term loan facility, which was fully drawn on April 28, 2014 to finance the Augusta Contribution.
Net Income Attributable to Hi-Crush Partners LP
Net income attributable to Hi-Crush Partners LP was $17,027 and $84,942 for the nine months ended September 30, 2015 and 2014, respectively.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our amended and restated revolving credit agreement, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of October 23, 2015, our sources of liquidity consisted of $12,606 of available cash and $89,811 pursuant to available borrowings under our revolving credit agreement ($150,000, net of $52,500 indebtedness and $7,689 letter of credit commitments). In addition, we have a $200,000 senior secured term loan facility which permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Our General Partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, capital expenditures, funding debt service obligations and making any distributions to our unitholders. We spent $48,267 during the nine months ended September 30, 2015, representing the completion of the Augusta expansion and capital expenditures associated with expanding silo storage capacity at our Smithfield and Mingo Junction terminals, among other projects. We plan to spend $5,000 to $7,000 on capital expenditures during the remainder of 2015 primarily for expanding our distribution network. On October 26, 2015, our General Partner’s board of directors announced the temporary suspension of our quarterly distribution to common unitholders in order to conserve cash and preserve liquidity. It is currently uncertain when market conditions will improve, at which time it would be appropriate to reinstate the distribution.

[35]

Credit Ratings
On October 23, 2015, the credit rating of the Partnership’s senior secured term loan credit facility was BB- from Standard and Poor’s and B2 from Moody’s. The Standard and Poor's rating was upgraded to BB- in May 2015.
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

Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause overall variability in the Partnership's working capital are (1) the Partnership's cash position, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestures or organic capital expenditures. As of September 30, 2015, we had a positive working capital balance of $59,845 as compared to a balance of $59,297 at December 31, 2014.

	September 30, 2015	December 31, 2014
Current assets:
Accounts receivable	$53,504	$82,117
Inventories	33,380	23,684
Prepaid and other current assets	3,975	4,081
Total current assets	90,859	109,882
Current liabilities:
Accounts payable	13,844	24,878
Accrued and other current liabilities	7,894	12,248
Due to sponsor	9,276	13,459
Total current liabilities	31,014	50,585
Working capital	$59,845	$59,297
Accounts receivable decreased $28,613 during the nine months ended September 30, 2015, which was driven by lower sales volumes during the third quarter of 2015 as compared to the fourth quarter of 2014.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. The increase in our inventory was primarily driven by an $8,433 increase in our stockpile for processing through the dry plant during the upcoming winter months. Most of our finished goods inventory is either in transit or held at our terminals for future sale.
Accounts payable and accrued liabilities decreased by $15,388 on a combined basis, primarily due to a decrease in the outstanding payables associated with the expansion project at our Augusta facility. The decrease is also attributable to lower sales volumes, resulting in lower purchasing and other spending during the third quarter of 2015 as compared to the fourth quarter of 2014.
Our balance due to our sponsor decreased $4,183 during the nine months ended September 30, 2015, primarily as a result of decreased pricing of sand purchased from our sponsor's Whitehall facility, as compared to the pricing paid in the fourth quarter of 2014.

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$67,138	$77,838
Investing activities	(47,576)	$(246,571)
Financing activities	(19,173)	$168,750

[36]

Cash Flows - Nine Months Ended September 30, 2015 and 2014
Operating Activities
Net cash provided by operating activities was $67,138 and $77,838 for the nine months ended September 30, 2015 and 2014, respectively. Operating cash flows include $17,229 and $85,646 of net income earned during the nine months ended September 30, 2015 and 2014, respectively, adjusted for non-cash operating expenses and the changes in operating assets and liabilities described above. The decrease in cash flows from operations was primarily attributable to decreased gross profit margins, offset by a net decrease in our working capital associated with lower revenues in the third quarter of 2015 as compared to the fourth quarter of 2014.
Investing Activities
Capital expenditures for property, plant and equipment was $48,267 for the nine months ended September 30, 2015, and primarily consisted of expenditures to expand our Augusta facility and our terminal facilities in Pennsylvania and Ohio. During the nine months ended September 30, 2015, $691 of restricted cash was released from escrow upon completion of a project. Net cash used in investing activities was $246,571 for the nine months ended September 30, 2014, which primarily consisted of the $224,250 cost of the Augusta Contribution, capital expenditures primarily associated with the expansion of our Augusta facility, purchases of additional equipment and construction of facilities to produce and store 100 mesh product at our facilities, and construction costs for our terminal facility in the Permian basin.
Financing Activities
Net cash used in financing activities was $19,173 for the nine months ended September 30, 2015, and was comprised of $52,500 of net borrowings under the revolving credit agreement, offset by $70,072 of distributions paid to our unitholders, $101 of loan origination costs, and $1,500 of repayments of our term loan.
Net cash used in financing activities was $168,750 for the nine months ended September 30, 2014, and was comprised of $198,000 of cash proceeds from the term loan issuance and $170,693 from the issuance of 4,325,000 common units, offset by $53,578 of distributions paid to our unitholders, $7,096 of loan origination costs, a $138,250 repayment of our Prior Credit Facility and a $1,000 repayment of our term loan.
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
Capital Requirements
During the nine months ended September 30, 2015, $48,267 was spent related to the expansion of silo storage capacities at our Smithfield and Mingo Junction terminals, expansion of our Augusta facility and capital improvements at our production facilities. In addition, we have entered into definitive agreements to jointly develop and operate three energy rail hubs, one in the DJ Basin and two in the Permian Basin. There are no other significant anticipated capital requirements associated with our production facilities. We plan to spend $5,000 to $7,000 on capital expenditures during the remainder of 2015 primary for expanding our distribution network.
Revolving Credit Agreement and Senior Secured Term Loan Facility
As of October 23, 2015, we have a $150,000 senior secured revolving credit agreement (our "revolving credit agreement"), which matures in April 2019. As of October 23, 2015, we had $52,500 of borrowings and $89,811 of undrawn borrowing capacity ($150,000, net of $52,500 of indebtedness and $7,689 letter of credit commitments) under our revolving credit agreement. The revolving credit agreement is available to fund working capital and for other general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our revolving credit agreement are secured by substantially all of our assets.
As of October 23, 2015, we have a $200,000 senior secured term loan facility (our "senior secured term loan facility"), which matures in April 2021. As of October 23, 2015, the senior secured term loan facility was fully drawn with $197,000 balance outstanding. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility. Borrowings under our senior secured term loan facility are secured by substantially all of our assets.
Under the terms of the revolving credit agreement, our leverage ratio (total debt to trailing four quarter EBITDA) may not exceed 3.50.  While our leverage ratio as of September 30, 2015, is below this threshold, if current market conditions persist, our leverage ratio will likely exceed this threshold during 2016, which could result in a breach of covenant event and an event of default under

[37]

the revolving credit agreement.  If such a default were to occur, and resulted in a cross default of the senior secured term loan facility, all of our outstanding debt obligations could be accelerated. The Partnership is currently in discussions with the lenders to amend the revolving credit agreement to, among other things, waive the leverage and other compliance ratios.  The Partnership makes no assurance that an amendment will be obtained.
For additional information regarding our revolving credit agreement and our senior secured term loan facility, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

[38]

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

[39]

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
Interest Rate Risk
As of September 30, 2015, we had $197,000 of principal outstanding under our senior secured term loan facility, with an effective interest rate of 4.75%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $936 per year.
Credit Risk – Customer Concentration
During the nine months ended September 30, 2015, approximately 50% of our revenues were earned from two customers, both of whom are investment grade. Our customers are generally pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.
Recent Accounting Pronouncements
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, which specifies that all inventory, excluding inventory that is measured using the last-in, first-out method or the retail inventory method, be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendment is effective for the Partnership beginning in the first quarter of 2017, with early adoption permitted, and should be applied prospectively. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures, but does not anticipate that adoption will have a material impact on its financial position, results of operations or cash flows.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Partnership performed its annual assessment of the recoverability of goodwill during the third quarter of 2015.
During the first nine months of 2015, global oil and natural gas commodity prices, particularly crude oil, significantly decreased as compared to 2014. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and well completion activity, which affects the demand for frac sand.

[40]

Although we have seen a significant decrease in the price of our common units since August 2014, which has resulted in an overall reduction in our market capitalization, our market capitalization exceeds our recorded net book value.  Uncertain market conditions for frac sand resulting from current oil and natural gas prices continue. We have updated our internal business outlook of the D&I reporting unit to consider the current economic environment that affects our operations. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We have calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill as of September 30, 2015. However, should energy industry conditions further deteriorate, there is a possibility that the $33,745 of goodwill resulting from the acquisition of D&I in 2013 may be impaired in a future period.  Any resulting non-cash impairment charges to earnings may be material. Specific uncertainties affecting our estimated fair value include the impact of competition, the prices of frac sand, future overall activity levels and demand for frac sand, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors will continue to be reviewed and assessed going forward. Additional adverse developments with regard to these factors could have a further negative impact on our fair value.
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

[41]

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

[42]

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

[43]

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	October 26, 2015	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

[44]

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

[45]