Form 10-K
period 2015-12-31
Hi-Crush Partners LP
filed 2016-02-23
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35630
Hi-Crush Partners LP
(Exact name of registrant as specified in its charter)

Delaware	90-0840530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Three Riverway, Suite 1350, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (713) 980-6200

Three Riverway, Suite 1550, Houston, Texas 77056
(Former Address)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common units held by non-affiliates was approximately $709,225,061 based on the closing price of $30.69 per common unit on that date.
As of February 19, 2016, there were 37,063,547 common units outstanding.

HI-CRUSH PARTNERS LP

Forward-Looking Statements
Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such risk factors and as such should not consider the following to be a complete list of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include those described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K, and the following factors, among others:

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to buy and sell;

•	the price at which we are able to buy and sell frac sand;

•	changes in the price and availability of natural gas or electricity;

•	changes in prevailing economic conditions, including the extent of changes in natural gas, crude oil and other commodity prices;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	difficulties in obtaining or renewing environmental permits;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits, licenses or other approvals, including mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	inability to attract and retain key personnel;

•	labor disputes and disputes with our excavation contractor;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents;

•	cave-ins, pit wall failures or rock falls;

•	our ability to borrow funds and access capital markets;

•	changes in the political environment of the drilling basins in which we and our customers operate; and

•	changes in railroad infrastructure, price, capacity and availability, including the potential for rail line washouts.
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
Overview
Hi-Crush Partners LP (together with its subsidiaries, the “Partnership”) is a pure play, low-cost, domestic producer and supplier of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. We own, operate and develop sand reserves and related excavation and processing facilities. We operate through an extensive logistics network of rail-served destination terminals strategically located throughout Pennsylvania, Ohio, New York and Texas, with additional terminals currently under construction in Colorado and Texas.
Over the past decade, exploration and production companies have increasingly focused on exploiting the vast hydrocarbon reserves contained in North America’s unconventional oil and natural gas reservoirs through advanced techniques, such as horizontal drilling and hydraulic fracturing. In recent years, this focus has resulted in exploration and production companies drilling longer horizontal wells, completing more hydraulic fracturing stages per well and utilizing more proppant per stage in an attempt to efficiently maximize the volume of hydrocarbon recovery per wellbore. As a result, North American demand for proppant increased rapidly, growing at an average annual rate of 43.0% from 2009 to 2014, with total annual sales of $5.4 billion in 2014, according to The Freedonia Group, Inc.
Since August 2014, oil and natural gas prices have continued to decline and persist at levels well below those experienced during the first half of 2014. As a result, the number of rigs drilling for oil and gas fell dramatically throughout 2015 from the high levels achieved during third quarter 2014 and have continued to fall during the first months of 2016. Due to uncertainty regarding the timing and extent of a rebound, exploration and production companies sharply reduced their drilling activities in an effort to control costs during 2015. In addition, many exploration and production companies have announced that a significant number of wells drilled during 2015 were not completed and may not be completed for an indefinite period. The combination of these factors, among others, reduced proppant demand and pricing during 2015 from the levels experienced during 2014. Given the energy industry's outlook for 2016 activity levels, we expect the downward trend in well completion activity to continue in the first half, if not full year, of 2016 with more pressure on frac sand pricing and reduced sales volumes. However, we believe that the market for raw frac sand will continue to grow over the long-term based on the expected development of North America’s unconventional oil and natural gas reservoirs resulting in higher usage of frac sand per well and the previously highlighted market dynamics.
We utilize the significant oil and natural gas industry experience of our management team to take advantage of what we believe are favorable, long-term market dynamics as we execute our growth strategy, which includes the acquisition of additional frac sand reserves, the development of new excavation and processing facilities and the development of new terminal facilities and logistics assets. We expect to have the opportunity to acquire significant additional acreage, reserves and facilities currently owned or under construction by our sponsor, including our sponsor's 1,447-acre facility with integrated rail infrastructure, located near Independence, Wisconsin and Whitehall, Wisconsin (the "Whitehall facility") and our sponsor's 1,285-acre facility with integrated rail infrastructure, located near Blair, Wisconsin (the "Blair facility"), in addition to potential acquisitions from unrelated third parties. Our sponsor will not, however, be required to accept any offer we make, and may, following good faith negotiations with us, sell the assets to third parties that may compete with us. Our sponsor may also elect to develop, retain and operate properties in competition with us.
General
The Partnership is a Delaware limited partnership formed on May 8, 2012 to acquire selected sand reserves and related processing and transportation facilities of Hi-Crush Proppants LLC. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC, our general partner, and a 100% limited partner interest to our sponsor, our organizational limited partner.

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
On April 8, 2014, the Partnership entered into a contribution agreement with our sponsor to acquire substantially all of the remaining equity interests in our sponsor’s Augusta facility for cash consideration of $224.3 million (the “Augusta Contribution”). To finance the Augusta Contribution and refinance the Partnership’s revolving credit agreement, (i) on April 8, 2014, the Partnership commenced a primary public offering of 4,250,000 common units representing limited partnership interests in the Partnership and (ii) on April 28, 2014, the Partnership entered into a $200.0 million senior secured term loan facility with certain lenders. The Partnership’s primary public offering closed on April 15, 2014. On May 9, 2014, the Partnership issued an additional 75,000 common units pursuant to the partial exercise of the underwriters' over-allotment option in connection with the April 2014 primary public offering. Net proceeds to the Partnership from the primary offering and the exercise of the over-allotment option totaled $170.7 million. Upon receipt of the proceeds from the public offering on April 15, 2014, the Partnership paid off the outstanding balance of $124.8 million under its revolving credit agreement. The Augusta Contribution closed on April 28, 2014, and at closing, the Partnership’s preferred equity interest in Augusta was converted into common equity interests of Augusta. Following the Augusta Contribution, the Partnership owns 98.0% of Augusta’s common equity interests. In addition, on April 28, 2014, the Partnership entered into a $150.0 million senior secured revolving credit agreement with various financial institutions by amending and restating its prior $200.0 million revolving credit agreement.
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
Assets and Operations
We own and operate a 857-acre facility with integrated rail infrastructure, located in Wyeville, Wisconsin (the "Wyeville facility"), which is located in Monroe County, Wisconsin and, as of December 31, 2015, contained 82.1 million tons of proven recoverable reserves of frac sand meeting API specifications. We also own a 98.0% interest in the Augusta facility, which is located in Eau Claire County, Wisconsin and, as of December 31, 2015, contained 40.9 million tons of proven recoverable reserves of frac sand meeting API specifications. According to John T. Boyd Company, a leading mining consulting firm focused on the mineral and natural gas industries (“John T. Boyd”), our proven reserves consist entirely of coarse grade “Northern White” sand exceeding API specifications. Analysis of our sand by independent third-party testing companies indicates that it demonstrates characteristics in excess of API specifications with regard to crush strength (ability to withstand high pressures), turbidity (low levels of contaminants) and roundness and sphericity (facilitates hydrocarbon flow or conductivity). We own and operate through an extensive logistics network of rail-served destination terminals strategically located throughout Pennsylvania, Ohio, New York and Texas, with additional terminals under construction in Colorado and Texas. As of December 31, 2015, we leased or owned 3,947 railcars used to transport our sand from origin to destination and managed a fleet of approximately 2,100 additional railcars dedicated to our facilities by our customers.
Wyeville Facility
We completed construction of the Wyeville facility in June 2011 and expanded the facility in 2012. The Wyeville facility has an annual processing capacity of approximately 1,850,000 tons of 20/100 frac sand per year. Assuming production at the rated capacity and based on a reserve report prepared by John T. Boyd, our Wyeville facility has an implied reserve life of 44 years as of December 31, 2015.

All of our product from the Wyeville facility is shipped by rail from our three 5,000 foot rail spurs that connect our facility to a Union Pacific Railroad mainline. The length of these rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars. It also enables us to accommodate unit trains, which significantly increases our efficiency in meeting our customers’ frac sand transportation needs. Unit trains, typically 80 rail cars in length or longer, are dedicated trains chartered for a single delivery destination. Generally, unit trains receive priority scheduling and do not switch cars at various intermediate junctions, which results in a more cost-effective and expedited method of shipping than the standard method of rail shipment. We are currently expanding rail by adding approximately 14,000 feet of additional track to allow for greater operational flexibility and ship longer unit trains which will reduce logistics costs.
Augusta Facility
As a result of recent market conditions, we elected to temporarily idle our Augusta production facility during October 2015. We completed construction of the Augusta facility in June 2012 and expanded the facility in 2014. The Augusta facility has an annual processing capacity of approximately 2,860,000 tons of 20/100 frac sand per year. Assuming production at the rated capacity and based on a reserve report prepared by John T. Boyd, our Augusta facility has an implied reserve life of 14 years as of December 31, 2015.
All of our product from the Augusta facility is shipped by rail from our eight rail spurs ranging from 2,700 to 4,400 feet in length, that connect our facility to a Union Pacific Railroad mainline. The length of these rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains.
Sponsor's Whitehall Facility
Our sponsor completed construction of the Whitehall facility in September 2014. The Whitehall facility has an annual processing capacity of approximately 2,860,000 tons of 20/100 frac sand per year. During 2015, the Partnership purchased 1,502,767 tons from our sponsor's Whitehall facility. Assuming production at the rated capacity and based on a reserve report prepared by John T. Boyd, the Whitehall facility has an implied reserve life of 28 years as of December 31, 2015.
Sponsor's Blair Facility
During 2015, our sponsor commenced construction of the approximately 1,285-acre Blair facility. Completion of the Blair facility is anticipated for the second quarter of 2016, with a plant processing capacity of approximately 2,860,000 tons of 20/100 frac sand per year.
Destination Terminal Facilities
As of December 31, 2015, we own or operate 14 destination rail-based terminal locations, of which five are temporarily idled and six are capable of accommodating unit trains. Our destination terminals include approximately 306,000 tons of rail storage capacity and approximately 97,000 tons of silo storage capacity. Each terminal location is strategically positioned in the shale plays to facilitate our customers' operations. Our terminals include rail-to-truck and rail-to-storage capabilities and serve as the base for a majority of our terminal resources and materials management services. Our terminal facilities include origin and distribution material staging areas, rail track capabilities, material handling equipment, private rail fleet, bulk storage and quality assurance services.
Competitive Strengths
We believe that we are well positioned to successfully execute our strategy and achieve our primary business objectives to provide capital appreciation and increase our cash distributions per unit over time because of the following competitive strengths:

•
Competitive operating cost structure. Our plant operations have been strategically designed to provide low per-unit production costs with a significant variable component for the excavation and processing of our sand. Our sand reserves at the Wyeville facility do not require blasting or crushing to be processed and, due to the shallow overburden at our and our sponsor's facilities, we are able to use surface mining equipment, and dredging at our Wyeville facility, in our operations, which provides for a lower cost structure than underground mining operations. Our mining operations are subcontracted at a fixed cost per ton excavated, subject to a diesel fuel surcharge. Unlike many competitors, our processing and rail loading facilities are located on-site, which eliminates the requirement for on-road transportation, lowers product movement costs and minimizes the reduction in sand quality due to handling.

•
Long-lived, high quality reserve base. Our Wyeville and Augusta facilities and our sponsor's Whitehall facility contain approximately 203.7 million tons of proven recoverable saleable coarse grade 20/100 frac sand reserves as of December 31, 2015, based on third-party reserve reports by John T. Boyd, and have an implied average reserve life of 27 years, assuming production at the rated capacity of each facility. These reserves consist of high quality Northern White frac sand. Analysis by independent third-party testing companies indicates that our sand demonstrates characteristics exceeding API specifications with regard to crush strength, turbidity and roundness and sphericity. As a result, our raw frac sand is particularly well suited for use in the hydraulic fracturing of unconventional oil and natural gas wells. We and our sponsor also have the ability to acquire additional reserves contiguous to the existing facilities.

•
Intrinsic logistics and infrastructure advantage. The strategic location and logistics capabilities of our Wyeville and Augusta facilities and our sponsor's Whitehall and Blair facilities enable us to serve all major U.S. and Canadian oil and natural gas producing basins. At our Wyeville facility, our on-site transportation assets include three 5,000 foot rail spurs off a Union Pacific Railroad mainline. We are currently expanding rail by adding approximately 14,000 feet of additional track to allow for greater operational flexibility and ship longer unit trains which will reduce logistics costs. At our Augusta facility, our on-site transportation assets include eight rail spurs ranging from 2,700 to 4,400 feet off a Union Pacific Railroad mainline. The on-site transportation assets at our sponsor's Whitehall facility include, and Blair facility once construction is complete will include, on-site rail yards that contain approximately 30,000 feet and 43,000 feet, respectively, of track off a Canadian National Railroad mainline. All of our and our sponsor's facilities are capable of accommodating unit trains, allowing our customers to receive priority scheduling, expedited delivery and a more cost-effective shipping alternative. Our logistics capabilities enable efficient loading of sand and minimize rail car turnaround times at the facilities. We expect to acquire or develop similar logistics capabilities at any facilities we own in the future. We believe we are one of the few frac sand producers with facilities initially designed to deliver frac sand exceeding API specifications to all of the major U.S. oil and natural gas producing basins by on-site rail facilities, including on-site storage capacity accommodating unit trains.

•
Strategically located terminal facilities. We operate through an extensive logistics network of rail-served destination terminals that we own strategically located throughout Pennsylvania, Ohio, New York, Texas and Colorado, as well as facilities owned and operated by third parties, to serve our customers' operations in the Permian and DJ basins and the Marcellus, Utica, Bakken and Eagle Ford shales. To further enhance our customer service in the basins, we anticipate opening additional rail-served destination terminals in Colorado and Texas in 2016. Many of our distribution terminals are capable of handling unit trains, further reducing the cost of delivered sand for our customer. Our distribution network allows us to better service our customers’ short-notice needs in these basins, and at a lower price, and provide our customers with solutions to the logistical challenges presented by the large volume of sand typically required for each fracturing job.

•
Long-term customer relationships. We generate a substantial portion of our revenues from the sale of frac sand to customers with whom we have long-term contracts. The terms of these contracts require the customers to pay specified prices for specified volumes of product each month and have an average remaining contractual term of 3.8 years. In 2015, as a result of the market dynamics existing during the year, we began providing contract customers with temporary pricing discounts and/or make-whole waivers in certain circumstances in exchange for, among other things, additional term and/or volume. We believe our long-term relationships with our customers provide us with a stable base of cash flows.

•
Experienced and incentivized management team. Our management team has extensive experience investing and operating in the oil and natural gas industry and is focused on optimizing our current business and expanding our operations through disciplined development and accretive acquisitions. We believe our management team’s substantial experience and relationships with participants in the oilfield services and exploration and production industries provide us with an extensive operational and commercial understanding of the markets in which our customers operate. The expertise of our management team covers a wide range of disciplines, with an emphasis on development, construction and operation of frac sand processing and terminal facilities, frac sand supply chain management, and bulk solids material handling. Members of our management team are strongly incentivized to profitably and prudently grow our business and cash flows through their 10% direct and indirect ownership interest in our limited partnership units, and their 26% interest in our sponsor, which owned 13,640,351 common units and incentive distribution rights as of February 19, 2016.

Business Strategies
Our primary business objectives are to provide capital appreciation and pay cash distributions per unit over time. We intend to accomplish this objective by executing the following strategies:

•
Capitalizing on compelling industry fundamentals. We intend to continue to position ourselves as a leading producer of high quality frac sand, as we believe the frac sand market offers attractive growth fundamentals over the long-term. The innovations in horizontal drilling in the various North American shale plays and other unconventional oil and natural gas plays has resulted in greater demand for frac sand per well and per stage. The long-term growth in sand demand is underpinned by continued horizontal drilling, increasing proppant use per well and cost advantages over resin-coated sand and manufactured ceramics. The proppant use per well has continued to increase even in the face of depressed hydrocarbon prices. We believe increases in frac sand supply will be constrained by the difficulty in finding reserves that meet or exceed API technical specifications in contiguous quantities large enough to justify the capital investment required and overcome the challenges associated with successfully obtaining the necessary local, state and federal permits required for operations.

•
Building on our position as a low cost producer. We seek to maintain and improve our position as a low cost producer of sand. Our plant operations have been strategically designed to provide low per-unit production costs with a significant variable component for the excavation and processing of our sand. We will continue to analyze and pursue organic expansion efforts that will similarly allow us to cost-effectively optimize our existing assets. In addition, we seek to identify and evaluate destination terminal sites to expand our geographic footprint allowing us to enhance our distribution network, including our planned opening of terminals in Colorado and Texas in 2016, and ensure that sand is available to meet the in-basin needs of our customers. Through a combination of our low cost production and our network of owned and operated terminals or third-party operated sites, we expect to find ways to reduce our customer's cost of sand delivered to the well site. We will continue to analyze and pursue third-party acquisition opportunities that would similarly allow us to cost-effectively expand our geographic footprint, optimize our existing assets and meet our customers' demand for our high quality frac sand.

•
Focusing on long-term relationships with key customers. A key component of our business model has been our contracting strategy, which seeks to secure a high percentage of our cash flows under long-term contracts with the major pressure pumping service providers who are our customers. We believe this business model serves as the foundation for our ability to serve our customers, while providing the product that is a critical component to the well completion service. We intend to utilize a substantial majority of our processing capacity to fulfill our customer contracts and continue to serve our customers with frac sand delivered to existing and new customers through our distribution network.

•
Pursuing accretive acquisitions from our sponsor and third parties. On April 28, 2014, the Partnership entered into a contribution agreement with our sponsor to acquire substantially all of the remaining equity interests in our sponsor’s Augusta facility. On June 10, 2013, we acquired D&I, enabling us to operate through an extensive logistics network of rail-served destination terminals now strategically located throughout Pennsylvania, Ohio, New York and Texas. We expect to continue pursuing accretive acquisitions of frac sand facilities from our sponsor, including the Whitehall and Blair facilities, as well as third-party frac sand production and/or distribution operations. As we evaluate acquisition opportunities, we intend to remain focused on operations that complement our reserves of premium frac sand and that provide or would accommodate the development and construction of rail or other advantaged logistics and distribution capabilities. We believe these factors are critical to our business model and are important characteristics for any potential acquisitions.

•
Maintaining financial flexibility and ample liquidity. We plan to pursue a disciplined financial policy and maintain liquidity aligned with our future debt maturities and financing needs. As of February 19, 2016, our senior secured term loan facility that permits aggregate borrowings of $200.0 million was fully drawn with $196.5 million balance outstanding and we had $52.5 million of outstanding indebtedness and $39.8 million of undrawn borrowing capacity ($100.0 million, net of $52.5 million of indebtedness and $7.7 million letter of credit commitments) under our revolving credit agreement. The revolving credit agreement is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our revolving credit agreement are secured by substantially all of our assets. We believe that our borrowing capacity and ability to access debt and equity capital markets provides us with the financial flexibility necessary to achieve our organic expansion and acquisition strategy.

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
Industry Data
The market and industry data included throughout this Annual Report on Form 10-K was obtained through our own internal analysis and research, coupled with industry publications, surveys, reports and other analysis conducted by third parties. We relied on Industry Study #3302, Proppants in North America, September 2015 (“The Freedonia Group Report”), an industry report provided by The Freedonia Group, Inc., a leading international business research company, as our primary source for third-party industry data. Industry publications, surveys, reports and other analysis generally state that the information contained therein has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Although we believe that the industry reports are generally reliable, we have not independently verified the industry data from third-party sources. Although we believe our internal analysis and research is reliable and appropriate, such internal analysis and research has not been verified by any independent source.
The Freedonia Group Report pertains to North American proppant industry data through the year ended December 31, 2014, which is the most recent report published. Reference herein to 2015 proppant pricing is based on our own observations, internal estimates, and consultations with third parties. We believe that such data, as it relates to the proppants industry, is accurate and we have included such 2015 pricing observations in this Annual Report on Form 10-K.

Types of Proppant
There are three primary types of proppant that are commonly utilized in the hydraulic fracturing process: raw frac sand, which is the product we produce, resin-coated sand and manufactured ceramic beads. According to the Freedonia Group Report, raw frac sand comprised 93% of the total proppant (by weight) consumed during 2014.
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
Raw frac sand can be further delineated into two main types: Northern White and Brady Brown. Northern White, which is the type of frac sand we produce, is considered to be of higher quality than Brady Brown and is known for its high crush strength, turbidity, roundness and sphericity and monocrystalline grain structure. Brady Brown has historically been considered the lower quality raw frac sand, as it is less monocrystalline in nature, more angular, has lower crush strength and often contains greater impurities, including feldspars and clays. Due to its quality, Northern White frac sand historically has commanded premium prices relative to Brady Brown. Brady Brown is sometimes preferred due to its proximity to shale basins, particularly the Permian basin and Eagle Ford shale, and, therefore, lower costs due to reduced logistics costs. Northern White has historically experienced the greatest market demand relative to supply, due both to its superior physical characteristics and the fact that it is a limited resource that exists predominately in Wisconsin and other limited parts of the upper Midwest region of the United States. However, even within this superior class of Northern White sand, its quality can vary significantly across deposits due to the differing geological processes that formed the various Northern White reserves.
The term “Northern White” is a commonly-used designation for premium white sand produced in Wisconsin and other limited parts of the upper Midwest region of the United States.
Resin-Coated Frac Sand
Resin-coated frac sand consists of raw frac sand that is coated with a flexible resin that increases the sand’s crush strength and prevents crushed sand from dispersing throughout the fracture. The strength and shape of the end product are largely determined by the quality of the underlying raw frac sand. Pressured (or tempered) resin-coated sand primarily enhances crush strength, thermal stability and chemical resistance, allowing the sand to perform under harsh downhole conditions. Curable (or bonding) resin-coated frac sand uses a resin that is designed to bond together under closure stress and high temperatures, preventing proppant flowback. In general, resin-coated frac sand is better suited for higher pressure, higher temperature drilling operations commonly associated with deep wells and natural gas wells. In 2015, pricing for resin-coated frac sand was generally five to seven times the price of raw frac sand.
Ceramics
Ceramic proppant is a manufactured product of comparatively consistent size and spherical shape that typically offers the highest crush strength relative to other types of proppants. As a result, ceramic proppant use is most applicable in the highest pressure and temperature drilling environments, such as the Haynesville Shale. Ceramic proppant derives its product strength from the molecular structure of its underlying raw material and is designed to withstand extreme heat, depth and pressure environments. The deepest, highest temperature and highest pressure wells typically require heavy weight ceramics with high alumina/bauxite content and coarser mesh sizes. The lower crush resistant ceramic proppants are lighter weight and derived from kaolin clay, with densities closer to raw frac sand. In 2015, pricing for ceramic proppants was generally eight to ten times the price of raw frac sand, with bauxite-based, heavy grade ceramics commanding the highest prices.

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
Proppant Mesh Sizes
Mesh size is used to describe the size of the proppant and is determined by sieving the proppant through screens with uniform openings corresponding to the desired size of the proppant. Each type of proppant comes in various sizes, categorized as mesh sizes, and the various mesh sizes are used in different applications in the oil and natural gas industry. Generally, larger grain sizes are used in wells targeting oil and liquids-rich formations, and smaller grain sizes are used in wells targeting primarily gas bearing formations. The mesh number system is a measure of the number of equally sized openings there are per square inch of screen through which the proppant is sieved. For example, a 30 mesh screen has 30 equally sized openings per linear inch. Therefore, as the mesh size increases, the granule size decreases. In order to meet API specifications, 90% of the proppant described as 30/50 mesh size proppant must consist of granules that will pass through a 30 mesh screen but not through a 50 mesh screen. We excavate various mesh sizes at our facilities, and sell 20/40, 30/50, 40/70 and 100 mesh frac sand used in the hydraulic fracturing process.
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
All of our product from our Wyeville and Augusta facilities is shipped by rail from each facility's rail spurs that connect our facilities to a Union Pacific Railroad mainline. All of the product from our sponsor's Whitehall facility is shipped by rail from an on-site rail yard off a Canadian National Railroad mainline. Our sponsor's Blair facility, once construction is complete, will ship sand by rail from an on-site rail yard off a Canadian National Railroad mainline. The length of these rail spurs, size of the rail yards and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars. They also enable us to accommodate unit trains, which significantly increases our efficiency in meeting our customers’ frac sand transportation needs.

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
Demand Trends
According to The Freedonia Group Report, the North American proppant market, including raw frac sand, ceramic and resin coated proppants, was approximately 56 million tons in 2014. Industry estimates for 2014 indicate that the raw frac sand market represented approximately 52 million tons, or 92.7%, of the total proppant market by weight. From 2009 through 2014, proppant demand by weight increased by 43.0% annually and the total North American proppant market size in dollars was $5.4 billion in 2014.
Demand growth for frac sand and other proppants is primarily due to advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing. These advancements have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been unprofitable to develop, resulting in a greater number of wells being drilled. As a result of these advancements in technology and efficiency, The Freedonia Group Report noted that demand for proppant by weight grew at a rate of 43.0% annually during the five year period ended December 31, 2014. During the same period, a January 2015 Baker Hughes, Inc. report indicated a North American horizontal rig count increase of 18.5% annually. However, since August 2014, oil and natural gas prices have continued to decline and persist at levels well below those experienced during the first half of 2014. As a result, the number of rigs drilling for oil and gas fell dramatically throughout 2015 as many of these new locations became unprofitable to complete at current market prices. Consequently, according to a January 2016 Baker Hughes, Inc. report, from December 31, 2014 through December 31, 2015, the North American horizontal rig count decreased by approximately 60.0%. It is our belief that 2015 frac sand demand decreased, but not as dramatically as the horizontal rig count due to factors that partially offset the decline, such as increased sand intensity per well. Despite near-term volatility and depressed levels of activity that may persist until supply and demand for oil come into balance, we believe that demand for proppant per each horizontal rig on average will continue to grow over the long-term as a result of the following demand drivers:

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
Furthermore, recent growth in demand for raw frac sand has outpaced growth in demand for other proppants, and industry analysts predict that this trend will continue. As well completion costs have increased as a proportion of total well costs, operators have increasingly looked for ways to improve per well economics by lowering costs without sacrificing production performance. To this end, the oil and natural gas industry has been shifting away from the use of higher-cost proppants, such as ceramics or resin coated sand, towards more cost-effective proppants, such as raw frac sand.
Supply Trends
As demand for raw frac sand increased dramatically through 2014, the supply of raw frac sand failed to keep pace, resulting in a supply-demand disparity. As a result, a number of existing and new competitors announced supply expansions and greenfield projects. However, there are several key constraints to increasing raw frac sand production on an industry-wide basis, including:

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
In 2015, the majority of these announced expansion or greenfield projects were significantly delayed or canceled. In addition, several existing facilities were temporarily or permanently idled.
Pricing
Pricing for raw frac sand increased throughout 2014 and reached its highest levels for the year during the fourth quarter. During 2015, spot market prices for raw frac sand declined as sand producers with excess inventories discounted sand pricing, and in some cases, substantially discounted sand pricing. The outlook for pricing of raw frac sand in 2016 is uncertain, but given the market conditions, it is likely that discounted pricing will continue in 2016. There are numerous grades and sizes of proppant which sell at various prices, dependent upon quality, grade of proppant, deliverability and many other factors, including the delivery point.  Pricing of proppant sold at the destination is higher than pricing of proppant sold FOB plant as a result of the associated transportation and handling costs to bring the sand from the mine to the destination terminal. No publicized pricing information for raw sand exists. However, it is believed that the overall pricing trends tend to be consistent across the various sizes. We believe a significant amount of proppant is sold under long-term contracts, with the remainder being sold under short-term pricing agreements.
Customers and Contracts
Our current contracted customer base includes some of North America’s largest providers of pressure pumping services or their subsidiaries. For the year ended December 31, 2015, sales to each of FTS International, LLC ("FTS International"), Halliburton Company ("Halliburton"), Liberty Oilfield Services ("Liberty") and Weatherford International Ltd. ("Weatherford") accounted for greater than 10% of our total revenues.
We sell the majority of the frac sand we produce to customers with whom we have long-term contracts. For the year ended December 31, 2015, we generated 92% of our revenues from sales of frac sand to customers with whom we had long-term contracts. We expect to continue selling a majority of our sand to our customers with long-term contracts in 2016 and future years. As of January 1, 2016, our long-term contracts have an average remaining contractual term of 3.8 years and with remaining terms ranging from 24 to 67 months.
The terms of our customer contracts, including sand quality requirements, quantity parameters, permitted sources of supply, effects of future regulatory changes, force majeure and termination and assignment provisions, vary by customer. Our long-term customer contracts contain penalties for non-performance by our customers. If one of our customers fails to meet its minimum obligations to us, make-whole payments, combined with the decrease in our variable costs (such as production costs, royalty payments and transportation costs), can mitigate the adverse impact on our cash flow from such failures. In addition we have the ability to sell these sand volumes to third parties.
In 2015, as a result of the market dynamics existing during the year, we began providing contract customers with temporary pricing discounts and/or make-whole waivers, in certain circumstances in exchange for, among other things, additional term and/or volume. Because we continue to engage in discussions with our customers, the nature, extent and duration of these pricing discounts and make-whole waivers are not certain and we may deliver sand at prices or at volumes below those provided for in our existing contracts. In addition, our customers may fail to comply with the terms of their existing contracts. Our enforcement of specific contract terms may be limited by market dynamics and other factors. In December 2015, we received a settlement payment of $22.5 million for past and future obligations under a customer contract, $10.2 million of this settlement was recognized as revenue related to make-whole payments.
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
In addition to sales under our long-term contracts, we have sold raw frac sand through our distribution network under short-term pricing and other agreements. The terms of our short-term pricing agreements, including sand quality requirements, quantity parameters, permitted sources of supply, effects of future regulatory changes, force majeure and termination and assignment provisions, vary by customer.

Suppliers
Although the majority of the frac sand that we sell is produced from our or our sponsor's production facilities, we can purchase, and have purchased in the past, a certain amount of frac sand from various third parties for sale in our distribution network.
Production Operations
Excavation Operations
The surface excavation operations at our production facilities are conducted by a third-party contractor. The mining technique at our production facilities is open-pit excavation of approximately 20-acre panels of unconsolidated silica deposits. The excavation process involves clearing vegetation and trees overlying the proposed mining area, with limited blasting techniques conducted at our Augusta facility and our sponsor's Whitehall facility. The initial two to five feet of overburden is removed and utilized to construct perimeter berms around the pit and property boundary. No underground mines are operated at our production facilities.
A track excavator and articulated trucks are utilized for excavating the sand at several different elevation levels of the active pit. The pit is dry mined, and the water elevation is maintained below working level through a dewatering and pumping process. The mined material is loaded and hauled from different areas of the pit and different elevations within the pit to the primary loading facility at our mines' on-site wet processing facilities. We pay a fixed fee per ton of sand excavated, subject to a diesel fuel surcharge.
At our Wyeville facility, in addition to surface excavation, sand is also mined through dredging operations.  Silica deposits are extracted from the ground with water.  The resulting slurry is transported via pipeline to the wet processing facility.  Similar to surface excavation operations, the dredging at our Wyeville facility is performed by a third party contractor.
Processing Facilities
Our processing facilities are designed to wash, sort, dry and store our raw frac sand, with each plant employing modern and efficient wet and dry processing technology.
Our mined raw frac sand is initially stockpiled before processing. The material is recovered by a mounted belt feeder, which extends beneath a surge pile and is fed onto a conveyor. The sand exits the tunnel on the conveyor belt and is fed into a 600-ton per hour wet plant at the Wyeville facility and a 900-ton per hour wet plant at the Augusta facility where impurities and unusable fine grain sand are removed from the raw feed. The wet processed sand is then stockpiled in advance of being fed into the dry plant for further processing. The wet plants operate for seven to eight months per year due to the limitations arising from sustained freezing temperatures during winter months. However, when the wet plants are operating they process more sand per day than the dry plants can process to build up stockpiles of frac sand that will be processed by the dry plants during the winter months.
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
Logistics Capabilities
All of our product sold from our production facilities is shipped by rail from rail spurs that connect our facilities to a Union Pacific Railroad mainline. The product purchased from our sponsor's Whitehall facility is shipped by rail on the Canadian National Railroad mainline from an on-site rail yard that contains approximately 30,000 feet of track and has storage capacity for approximately 500 rail cars. Our sponsor's Blair facility, once construction is complete, will ship sand by rail on the Canadian National Railroad mainline from an on-site rail yard that will contain approximately 43,000 feet of track and will have storage capacity for approximately 500 rail cars. The length of these rail spurs, size of the rail yards and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains, which significantly increases our efficiency in meeting our customers’ frac sand transportation needs. We believe our production facilities are some of the first frac sand facilities in the industry initially designed to accommodate large scale rail and unit train logistics, which requires sufficient acreage, loading facilities and rail spurs.

Logistics capabilities of frac sand producers are important to our customers, who focus on both the reliability and flexibility of product delivery. Because our customers generally find it impractical to store frac sand in large quantities near their job sites, they seek to arrange for product to be delivered where and as needed, which requires predictable and efficient loading and shipping of product. The integrated nature of our logistics operations and our multiple rail spurs enable us to handle railcars for multiple customers simultaneously, minimizing the number of days required to successfully load shipments, even at times of peak activity, and avoid the use of trucks and minimize transloading within the facilities. At the same time, we believe our ability to ship using unit trains differentiates us from most other frac sand producers that ship using manifest, or mixed freight, trains, which may make multiple stops to switch cars before delivering cargoes, or transport their products by truck or barge. In addition, unlike some competitors, our processing and rail loading facilities are located on-site, which eliminates the requirement for on-road transportation, lowers product movement costs and minimizes any reduction of sand quality due to increased handling. Together, these advantages provide our customers with a reliable and efficient delivery method from our facility to each of the major U.S. oil and natural gas producing basins, and allow us to take advantage of the increasing demand for such a delivery method.
Terminal Operations
As of December 31, 2015, we own or operate 14 destination rail-based terminal locations throughout Pennsylvania, Ohio, New York and Texas, of which five are temporarily idled and six are capable of accommodating unit trains. Additional terminals are under construction in Colorado and Texas. Each terminal location is strategically positioned in the shale plays so that our customers typically do not need to travel more than 75 miles from the well-site to purchase their frac sand requirements. Our terminals include rail-to-truck and, at silo storage locations, rail-to-storage capabilities.
We generally operate our destination terminal locations under long-term lease agreements with third party operators or short-line rail companies. Most of these lease agreements include performance requirements, which typically specify a minimum number of rail cars that must be processed by us each year through the terminal.
We have an extensive network of Class I and short-line railroads that service our destination terminals. Once the frac sand is loaded into rail cars at the origin, we utilize a combination of Class I and short-line railroads to move the sand to our destination terminals. Frac sand that is transported to our destination terminals by rail is then unloaded to delivery trucks directly via a conveyor. For our destinations that have silo storage capabilities, frac sand can also be loaded into delivery trucks directly from our silos. Our silos deploy sand via gravity at 10 tons per minute to trucks stationed directly on scales under each silo with the loading, electronic recording of weight and dispatch of the truck capable of being completed in less than five minutes. Silos are considerably more efficient than conveyors, which require trucks to be loaded and then moved to separate scales to be weighed. As of December 31, 2015, we had the ability to store approximately 97,000 tons of frac sand in our silos.
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
We have established sand testing processes to monitor sand sieve accuracy and pre-test all railcars received from third party suppliers and destined for silos at our owned and operated terminals. Our testing processes have also been developed to obtain samples from railcars to verify the grade of sand being delivered by railcar.
Competition
There are numerous large and small producers in all sand producing regions of the United States with which we compete. Our main competitors include:

•	U.S. Silica Holdings, Inc. (NYSE: SLCA)

•	Unimin Corporation

•	Fairmount Minerals, Ltd. (NASDAQ: FMSA)

•	Emerge Energy Services LP (NYSE: EMES)

The most important factors on which we compete are price, transportation capabilities, reliability of supply, product quality, performance and sand characteristics. Demand for frac sand and the prices that we will be able to obtain for our products, are closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including the price for hydrocarbons, the drilling rig count and hydraulic fracturing activity, including the number of stages completed and the amount of proppant used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of raw frac sand and other types of proppants such as resin-coated sand and ceramic proppant.
Our History and Relationship with Our Sponsor
Overview and History
Hi-Crush Proppants LLC, our sponsor, was formed in 2010 in Houston, Texas. Members of our management team have, on average, more than 20 years of experience investing in and operating businesses in the oil and natural gas and sand mining industries. Members of our management team have partnered with major oilfield services companies and exploration and production companies in the development of oil and natural gas reservoirs. In this capacity, members of our management team gained valuable expertise and developed strong relationships in the oilfield services industry. Recognizing the increasing demand for proppants as a result of rapidly evolving hydraulic fracturing techniques, members of our management team chose to leverage their expertise and relationships to capitalize on this increasing demand by developing raw frac sand reserves and facilities. In addition, members of our management team have overseen the design, construction and staffing for multiple sand mining and processing facilities. The expertise of our management and operations teams covers a wide range of disciplines, with an emphasis on development, construction and operation of frac sand processing facilities, frac sand supply chain management and consulting, and bulk solids material handling.
Our sponsor’s lead investor is Avista Capital Partners ("Avista"), a leading private equity firm with significant investing and operating expertise in the energy industry. Founded in 2005 by senior investment professionals who worked together at DLJ Merchant Banking Partners (“DLJMB”), then one of the world’s largest and most successful private equity franchises, Avista makes controlling or influential minority investments in connection with various transaction structures. The energy team at Avista is comprised of experienced professionals and industry executives with relevant expertise in the energy sector. Avista principals have led over $3.5 billion in equity investments in energy companies while at Avista and DLJMB, including Basic Energy Services, Inc., Brigham Exploration Company, Copano Energy, L.L.C., Seabulk International, Inc., and joint-ventures with Carrizo Oil & Gas, Inc.
Our Sponsor’s Assets
In connection with our IPO, our sponsor contributed to us its sand reserves and related excavation and processing facilities located in Wyeville, Wisconsin. On January 31, 2013, we acquired a preferred interest in our sponsor’s Augusta facility and acquired substantially all of the remaining equity interests in the Augusta facility on April 28, 2014.
During 2014, our sponsor constructed its third processing facility, the Whitehall facility, which is capable of producing approximately 2,860,000 tons of 20/100 frac sand per year. In addition, our sponsor is nearing completion of construction of its fourth processing facility near Blair, Wisconsin, which will be capable of producing approximately 2,860,000 tons of 20/100 frac sand per year.
Our sponsor continually evaluates acquisitions and may elect to acquire, construct or dispose of assets in the future, including in sales of assets to us. As the owner of our general partner, 13,640,351 common units, and incentive distribution rights, our sponsor is well aligned and highly motivated to promote and support the successful execution of our business strategies, including utilizing our partnership as a growth vehicle for its sand mining operations. Although we expect to have the opportunity to make additional acquisitions directly from our sponsor in the future, including the sand excavation and processing facilities described above, our sponsor is under no obligation to accept any offer we make, and may, following good faith negotiations with us, sell the assets to third parties that may compete with us. Our sponsor may also elect to develop, retain and operate properties in competition with us.
Although we believe our relationship with our sponsor is a significant positive attribute, it may also be a source of conflict. For example, our sponsor is not restricted in its ability to compete with us. Since the commencement of operations at its Whitehall facility in 2014, however, our sponsor has not been competing directly with us for new and existing customers; instead, our sponsor has sold sand at favorable pricing from its Whitehall facility to us for sale by us to our customers under our long-term contracts and in the spot market. We expect that our sponsor will develop additional frac sand excavation and processing facilities in the future, including the Blair facility, which may compete with us. While we expect that our management team, which also manages our sponsor’s retained assets, and our sponsor will allocate new and existing customer contract volumes between us and our sponsor in a manner that balances the interests of both parties, they are under no obligation to do so.

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
Hi-Crush Partners LP does not have any employees. All of the employees who conduct our business pursuant to the services agreement are employed by Hi-Crush Proppants LLC or its wholly owned subsidiaries. As of December 31, 2015, Hi-Crush Proppants LLC and its wholly owned subsidiaries had 290 employees. In addition, we contract our excavation operations to a third party and accordingly have no employees involved in those operations.
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
Health and Safety Programs
We adhere to a strict occupational health program aimed at controlling employee exposure to silica dust, which includes dust sampling, a silicosis prevention program, medical surveillance, training, and other components. Our safety program is designed to ensure compliance with MSHA regulations. For both health and safety issues, extensive training is provided to employees. We have safety meetings at our plants made up of salaried and hourly employees that are involved in establishing, implementing and improving safety standards. We perform annual internal health and safety audits and conduct annual crisis management assessments our plants.
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
Our production facilities currently operate under a construction air permit from the Wisconsin Department of Natural Resources (“Wisconsin DNR”). At our Wyeville facility, we have complied with the construction air permit and have requested an operational air permit from the Wisconsin DNR. At our Augusta facility, we have complied with the construction air permit and in 2015 the Wisconsin DNR issued an operational air permit. At our production facilities, we have developed and are in compliance with a Fugitive Dust Control Plan and a Malfunction Prevention and Abatement Plan.

Stormwater discharges from our production facilities are permitted under the Wisconsin Pollutant Discharge Elimination System (“WPDES”) and, at our Augusta facility, also under the Eau Claire County Storm Water Management and Erosion Control ordinance. At our Wyeville facility, an updated Notice of Intent for the WPDES general operating permit, which includes the new mine areas, was approved by the Wisconsin DNR in 2013. Placement of all permanent erosion control structures at the Wyeville facility is complete. At our Augusta facility, the placement of all permanent storm water management and erosion control structures at the wet and dry plants and mine facility is complete and those structures are operating under WPDES stormwater operating permits. An updated Notice of Intent for the WPDES general construction permit, which will include modifications to the existing storm water management and erosion control structures for the rail spur expansion at the Wyeville facility, has been submitted to and approved by the Wisconsin DNR. The existing rail spur is operating under the WPDES stormwater construction permit.
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
Safety and Maintenance
We adhere to a strict occupational health program aimed at controlling exposure to silica dust, which includes dust sampling, a silicosis prevention program, medical surveillance, training and other components. Our safety program is designed to ensure compliance with the standards of our Occupational Health and Safety Manual and MSHA regulations. For both health and safety issues, extensive training is provided to employees. We have safety meetings at our plants made up of salaried and hourly employees. We perform annual internal health and safety audits and conduct semi-annual crisis management drills to test our abilities to respond to various situations. Health and safety programs are administered by our corporate health and safety department with the assistance of plant Environmental, Health and Safety Coordinators.
Availability of Reports; Website Access; Other Information
Our internet address is http://www.hicrushpartners.com. Through “Investor Relations” — “SEC Filings” on our home page, we make available free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

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
Risks Inherent in Our Business
We may not have sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay a distribution to our unitholders.
In October 2015, we announced the suspension of our distribution. We may not have sufficient cash each quarter to pay a distribution. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	the volume of frac sand we are able to buy and sell;

•	the price at which we are able to buy and sell frac sand;

•	changes in the price and availability of natural gas or electricity;

•	changes in prevailing economic conditions, including the extent of changes in natural gas, crude oil and other commodity prices;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	difficulties in obtaining and renewing environmental permits;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits, licenses or other approvals, including mining or water rights;

•	facility shutdowns in response to environmental regulatory actions;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	inability to attract and retain key personnel;

•	labor disputes and disputes with our third-party excavation contractor;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents;

•	cave-ins, pit wall failures or rock falls;

•	our ability to borrow funds and access capital markets;

•	changes in the political environment of the drilling basis in which we and our customers operate; and

•	changes in the railroad infrastructure, price, capacity and availability, including the potential for rail line washouts.

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

The number of wells drilled for natural gas decreased during 2015 to its lowest level in 13 years as a result of decreasing natural gas prices. The number of wells drilled for oil was also decreasing dramatically during 2015 as a result of significantly lower prices for oil. In 2016, the oil and gas rig count has continued to decline to its lowest level since 1999 as fears of continued oversupply, reduced international demand and increased supply from OPEC countries, particularly Iran, have pressured oil prices to its lowest level since 2003. This trend could result in an additional decline in the number of oil and gas wells drilled from current levels.
Oil and natural gas producers’ expectations for lower market prices for oil and natural gas, as well as the limited availability of capital for operating and capital expenditures, has caused them to curtail spending and may cause them to further curtail spending, thereby reducing hydraulic fracturing activity and the demand for frac sand. Industry conditions that impact the activity levels of oil and natural gas producers are influenced by numerous factors over which we have no control, including:

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
Crude oil prices declined significantly in 2015, and were negatively affected by a combination of factors.  Downward pressure on commodity prices has continued in early 2016 and could continue for the foreseeable future. A prolonged reduction in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completion activity and could result in a corresponding decline in the demand for the frac sand we produce. In addition, any future decreases in the rate at which oil and natural gas reserves are developed (particularly in the Marcellus and Utica shales where a substantial portion of our distribution network is focused), whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could have a material adverse effect on our business, even in a stronger natural gas and oil price environment. If there is a decrease in the demand for frac sand, we may be unable to renew contracts for our products, be forced to renegotiate our existing contracts, or be forced to reduce the prices at which we enter into new contracts, any of which would reduce the amount of cash we generate.
In addition, the price we receive for sales of our frac sand may be impacted by short term fluctuations in the market for frac sand, and any negative fluctuations in this market could have an adverse effect on our results of operations and cash flows.
The majority of our sales are generated under contracts with oil field service company customers. The loss of a contract or customer, a significant reduction in purchases by any customer, our customers' failure to comply with contract terms, or our inability to renegotiate, renew or replace our existing contracts on favorable terms could, individually or in the aggregate, adversely affect our business, financial condition and results of operations.
As of January 1, 2016, we were contracted to sell raw frac sand under long-term supply agreements to customers with remaining terms ranging from 24 to 67 months. More than 50% of our volumes are sold to two of our customers.
Some of our customers could exit the pressure pumping business or be acquired by other companies that purchase the same products and services we provide from other third-party providers. Our current customers also may seek to acquire frac sand from other providers that offer more competitive pricing or capture and develop their own sources of frac sand. The loss of a customer or contract, or a reduction in the amount of frac sand purchased by any customer, could have a material adverse effect on our business, financial condition and results of operations.
In 2015, as a result of the market dynamics existing during the year, we began providing contract customers with temporary pricing discounts and/or make-whole waivers, in certain circumstances in exchange for, among other things, additional term and/or volume. Because we continue to engage in discussions with our customers, the nature, extent and duration of these pricing discounts and make-whole waivers are not certain and we may deliver sand at prices or at volumes below those provided for in our existing contracts. In addition, our customers may fail to comply with the terms of their existing contracts. Our enforcement of specific contract terms may be limited by market dynamics and other factors. Our customers’ failure to comply with contract terms and our limited enforcement thereof could have a material adverse effect on our business, financial condition and results of operations.

Upon the expiration of our current supply agreements, our customers may not continue to purchase the same levels of our frac sand due to a variety of reasons. In addition, we may choose to renegotiate our existing contracts on less favorable terms or at reduced volumes in order to preserve relationships with our customers. In addition, upon the expiration of our current contract terms, we may be unable to renew our existing contracts or enter into new contracts on terms favorable to us, or at all. The demand for frac sand or prevailing prices at the time our current supply agreements expire may render entry into new long-term supply agreements difficult or impossible. Any renegotiation of our contracts on less favorable terms, or inability to enter into new contracts on economically acceptable terms upon the expiration of our current contracts, could have a material adverse effect on our business, financial condition and results of operations.
An increase in the supply of raw frac sand having similar characteristics as the raw frac sand we produce could make it more difficult for us to renew or replace our existing contracts on favorable terms, or at all.
We believe that the supply of raw frac sand had not kept pace with the increasing demand for raw frac sand until recently, which has been a contributing factor to steadily increasing prices for raw frac sand over the last decade. If significant new reserves of raw frac sand are discovered and developed, and those frac sands have similar characteristics to the raw frac sand we produce, we may be unable to renew or replace our existing contracts at favorable pricing, or at all. Specifically, if high quality frac sand becomes more readily available, our customers may not be willing to enter into long-term contracts, or may demand lower prices, or both, which could have a material adverse effect on our results of operations and cash flows over the long-term.
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
Raw frac sand is a proppant used in the completion and re-completion of oil and natural gas wells to stimulate and maintain oil and natural gas production through the process of hydraulic fracturing. Raw frac sand is the most commonly used proppant and is less expensive than other proppants, such as resin-coated sand and manufactured ceramics. A significant shift in demand from frac sand to other proppants, or the development of new processes to replace hydraulic fracturing altogether, could cause a decline in the demand for the frac sand we produce and result in a material adverse effect on our financial condition and results of operations. In addition, a significant shift in demand from Northern White frac sand, the sole product we produce and sell, to other raw frac sand, such as brown sand, could cause a decline in the demand for the frac sand we produce and result in a material adverse effect on our financial condition and results of operations.

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
The majority of our sales are sourced at our production facilities located in Wyeville, Wisconsin and Augusta, Wisconsin and our sponsor's production facility located near Whitehall, Wisconsin. During 2016, we plan to source volumes through our sponsor's facility located in Blair, Wisconsin. Any adverse developments at the facilities could have a material adverse effect on our financial condition and results of operations.
The majority of our sales are produced from our production facilities. Any adverse development at these facilities due to catastrophic events or weather, or any other event that would cause us to curtail, suspend or terminate operations at the production facilities, could result in us being unable to meet our contracted sand deliveries. If we are unable to deliver contracted volumes within three months of contract year-end, or otherwise arrange for delivery from a third party, we will be required to pay make-whole payments to our customers that could have a material adverse effect on our financial condition and results of operations. Further, we purchase a certain amount of frac sand from our sponsor's Whitehall facility or from third parties for use in our distribution network.  Upon expiration of our current contract terms with our frac sand suppliers, we may be unable to renew our existing contracts or enter into new contracts on terms favorable to us, or at all.  If we are unable to provide supply from our own facilities, any reduction in the amount of frac sand available for our purchase from our sponsor's facilities or third parties, renegotiation of contracts on less favorable terms, or inability to enter into new contracts on economically acceptable terms upon the expiration of our current contracts could have a material adverse effect on our business, financial condition and results of operations.
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
We do not own the land on which the majority of our destination terminals are located and instead own leasehold interests and rights-of-way for the operation of these facilities.  Upon expiration, termination or other lapse of our current leasehold terms, we may be unable to renew our existing leases or rights-of-way on terms favorable to us, or at all.  Any renegotiation on less favorable terms or inability to enter into new leases on economically acceptable terms upon the expiration, termination or other lapse of our current leases or rights-of-way could cause us to cease operations on the affected land, increase costs related to continuing operations elsewhere and have a material adverse effect on our business, financial condition and results of operations.
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
Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing activities. The federal Safe Drinking Water Act (“SDWA”) regulates the underground injection of substances through the Underground Injection Control Program (“UIC Program”). Currently, with the exception of certain hydraulic fracturing activities involving the use of diesel, hydraulic fracturing is exempt from federal regulation under the UIC Program, and the hydraulic fracturing process is typically regulated by state or local governmental authorities. However, the practice of hydraulic fracturing has become controversial and is undergoing increased political and regulatory scrutiny. Several federal agencies, regulatory authorities, and legislative entities are investigating the potential environmental impacts of hydraulic fracturing and whether additional regulation may be necessary. The U.S. Department of the Interior revised new regulations on May 16, 2013, which would require oil and natural gas operators to disclose the chemicals they use during hydraulic fracturing on federal lands. The proposed regulations would also strengthen standards for wellbore integrity and the management of fluids that return to the surface during and after fracturing operations on federal lands. In addition, the U.S. Environmental Protection Agency continues to study the potential environmental impacts of hydraulic fracturing activities and in April 2015, proposed regulators for effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing. These activities could limit the use of hydraulic fracturing in the future. From time to time Congress has considered various other legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process.
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
We compete with large, national producers such as U.S. Silica Holdings, Inc, Unimin Corporation, Fairmount Minerals, Ltd. and Emerge Energy Services LP. Our larger competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production facilities that are located closer to key customers than ours. Should the demand for hydraulic fracturing services decrease, prices in the frac sand market could materially decrease as smaller, regional producers may exit the market, selling frac sand at below market prices. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services could acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which may negatively impact pricing and demand for our frac sand. We may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
As oil and natural gas prices fluctuate, our customers may shift their focus back and forth between different resource plays, some of which can be located in geographic areas that do not have well-developed transportation and distribution infrastructure systems. Transportation and logistical operating expenses comprise a significant portion of our total delivered cost of sales. Therefore, serving our customers in these less-developed areas presents distribution and other operational challenges that may affect our sales and negatively impact our operating costs. Disruptions in transportation services, including shortages of railcars or a lack of developed infrastructure, could affect our ability to timely and cost effectively deliver to our customers and could provide a competitive advantage to competitors located in closer proximity to our customers. Additionally, increases in the price of transportation costs, including freight charges, fuel surcharges, terminal switch fees and demurrage costs, or excess railcars could negatively impact operating costs if we are unable to pass those increased costs along to our customers. Failure to find long-term solutions to these logistical challenges could adversely affect our ability to respond quickly to the needs of our customers or result in additional increased costs, and thus could negatively impact our results of operations and financial condition.

Our production process consumes large amounts of natural gas and electricity. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our financial condition or results of operations.
Energy costs, primarily natural gas and electricity, represented 2% of our total sales and 11% of our total production costs during the year ended December 31, 2015. Natural gas is the primary fuel source used for drying in the frac sand production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for the provision of natural gas on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. The price of natural gas has been extremely volatile over the last few years, from a high of $8.15 per million British Thermal Units (“BTUs”) in February 2014 to a low of $1.63 per million BTUs in December 2015, and this volatility may continue. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
Increases in the price of diesel fuel may adversely affect our results of operations.
Diesel fuel costs and rail fuel surcharges generally fluctuate with increasing and decreasing world crude oil prices, and accordingly are subject to political, economic and market factors that are outside of our control. Our operations are dependent on earthmoving equipment, railcars and tractor trailers, and diesel fuel costs are a significant component of the operating expense of these vehicles. We contract with a third party to excavate raw frac sand, deliver the raw frac sand to our processing facility and move the sand from our wet plant to our dry plant, and pay a fixed price per ton of sand delivered to our wet plant, subject to a fuel surcharge based on the price of diesel fuel. Accordingly, increased diesel fuel costs could have an adverse effect on our results of operations and cash flows.
Our expansion or modification of existing assets, or the construction of new assets, may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.
The construction of additions or modifications to our existing facilities and the construction of new facilities generally involve numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at the budgeted cost or at all. Moreover, upon the expenditure of future funds on a particular project, our revenues may not increase immediately, or as anticipated, or at all. For instance, we may construct new terminal facilities over an extended period of time and will not receive any material increases in revenues until the projects are completed. Moreover, we may construct facilities to capture anticipated future growth in a location in which such growth does not materialize. Since we are not engaged in the hydraulic fracturing process, we do not possess the expertise to definitively know the extent of drilling and completion activities to take place in future periods. To the extent we rely on estimates of future levels of drilling and completion activity in any decision to construct facilities, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in forecasting the levels of drilling and completion activity. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing production and terminal assets may require us to increase the size of our railcar fleet to support transportation of additional volumes of production. We may be unable to increase the size of our fleet to capitalize on other expansion or modification opportunities. Additionally, it may become more expensive for us to increase the size of our railcar fleet in-line with additional capacity, which may adversely impact our cash flows.
We may be required to make substantial capital expenditures to maintain, develop and increase our asset base. The inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on our growth and profitability.
Although we have used a significant amount of our cash reserves and cash generated from our operations to fund the development and expansion of our asset base, we may depend on the availability of credit to fund future capital expenditures. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants contained in our revolving credit agreement, senior secured term loan facility or other future debt agreements, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our growth and profitability.

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
We have entered into a revolving credit agreement and senior secured term loan facility which contain restrictions and financial covenants that may restrict our business and financing activities.
Our revolving credit agreement and senior secured term loan facility place financial restrictions and operating restrictions on our business, which may limit our flexibility to respond to opportunities and may harm our business, financial condition and results of operations.
The operating and financial restrictions and covenants in our revolving credit agreement and senior secured term loan facility restrict, and potentially any other future financing agreements that we may enter into could restrict, our ability to finance future operations or capital needs, to engage in, expand or pursue our business activities or to make distributions to our unitholders. For example, our revolving credit agreement contains covenants requiring us to maintain a minimum quarterly EBITDA, allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan, and requires that capital expenditures during 2016 not exceed $28 million. Additionally, our revolving credit agreement and senior secured term loan facility restrict our ability to, among other things:

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
Our ability to comply with any such restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in the revolving credit agreement or senior secured term loan facility, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We may not have, or be able to obtain, sufficient funds to make these accelerated payments. Even if we could obtain alternative financing, that financing may not be on terms that are favorable or acceptable to us. If we are unable to repay amounts borrowed, the holders of the debt could initiate a bankruptcy proceeding or liquidation proceeding against the collateral. In addition, our obligations under our revolving credit agreement and senior secured term loan facility are secured by substantially all of our assets and if we are unable to repay our indebtedness as required under these facilities, the lenders could seek to foreclose on our assets.
Increases in interest rates could adversely affect our business and results of operations.
We have exposure to increases in interest rates under our revolving credit agreement, senior secured term loan facility and other notes payable. As of December 31, 2015, we had $254.4 million of debt outstanding, with an effective interest rate of 4.58%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $1.2 million per year. As a result of this variable interest rate debt, our financial condition could be adversely affected by increases in interest rates.
A facility closure or long-term idling entails substantial costs, and if we close our production facilities sooner than anticipated, our results of operations may be adversely affected.
As a result of recent market conditions, we elected to temporarily idle our Augusta production facility during October 2015. During the year ended December 31, 2015, we produced and delivered 1.4 million tons out of the Augusta facility.

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
Efficient sand excavation using modern techniques and equipment requires skilled laborers, preferably with several years of experience and proficiency in multiple tasks, including processing of mined minerals. Our mining operations are subcontracted to a third party but there is a shortage of skilled mining labor in Wisconsin. If the shortage of experienced labor continues or worsens, we may find it difficult to renew or replace that contract upon its expiration on acceptable terms, and we may be unable to hire or train the necessary number of skilled laborers to perform our own operations. In either event, there could be an adverse impact on our labor productivity and costs and our ability to expand production.
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

In addition, severe winter weather conditions impact our operations by causing us to halt our excavation and wet plant related production activities during the winter months. During non-winter months, we excavate excess sand to build a washed sand stockpile that feeds the dry plant, which continues to operate during the winter months. Unexpected winter conditions (e.g., if winter conditions comes earlier than expected or last longer than expected) may result in us not having a sufficient sand stockpile to supply feedstock for our dry plant during winter months, which could result in us being unable to meet our contracted sand deliveries during such time and lead to a material adverse effect on our business, financial condition, results of operation and reputation.
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
Continued downturn in business could result in potential impairment of goodwill or other intangibles.
During 2015, global oil and natural gas commodity prices, particularly crude oil, significantly decreased as compared to 2014. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and well completion activity, which affects the demand for frac sand.  Should energy industry conditions further deteriorate, there is a possibility that goodwill or other intangibles may be impaired in a future period.  Any resulting non-cash impairment charges to earnings may be material. Specific uncertainties affecting our estimated fair value include the impact of competition, the prices of frac sand, future overall activity levels and demand for frac sand, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors will continue to be reviewed and assessed going forward. Additional adverse developments with regard to these factors could have a further negative impact on our fair value.
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

•
our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders;

•
our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•
our general partner may cause us to borrow funds in order to permit the payment of cash distributions to our common unitholders, even if the purpose or effect of the borrowing is to make incentive distributions;

•
our partnership agreement permits us to distribute up to $26 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund the incentive distribution rights;

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

In addition, we may compete directly with entities in which our sponsor has an interest for acquisition opportunities and potentially will compete with these entities for new and existing customers. In particular, our sponsor’s Whitehall and Blair facilities could compete with us for new and existing frac sand customers.

The board of directors of our general partner may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay any distributions at all.
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute quarterly on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. However, the board may change such policy at any time at its discretion.
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
On October 26, 2015, our general partner's board of directors announced the temporary suspension of our quarterly distribution to common unitholders in order to conserve cash and preserve liquidity.
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
Affiliates of our general partner, including our sponsor, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Our sponsor has investments in entities that acquire, own and operate frac sand excavation and processing facilities and may make additional investments in the future. These investments and acquisitions may include entities or assets that we would have been interested in acquiring. Therefore, our sponsor may compete with us for investment opportunities. In addition, our sponsor owns the Whitehall and Blair facilities through entities that could compete with us and we expect that it will acquire interests in additional entities that may compete with us. We share our management team with our sponsor, and despite our sponsor’s and management team’s meaningful economic interest in us, the shared management team is under no obligation to offer new and amended customer contracts to us before offering them to our sponsor, which could have a material adverse impact on our ability to renew or replace existing customer contracts on favorable terms or at all.
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
We plan to distribute most of our cash available for distribution, which may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders. Our revolving credit agreement allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan.

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
Our sponsor has the right, as the initial holder of our incentive distribution rights, at any time when it has received incentive distributions at the highest level to which it is entitled (50.0%) for the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our sponsor, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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
If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. As of December 31, 2015, our sponsor owned 36.9% of our common units.
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
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2015, our sponsor owned 36.9% of our common units.
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
A publicly traded partnership is treated as a corporation unless 90% or more of its income meets the definition of qualifying income as defined by Section 7704 of the Internal Revenue Code. On May 5, 2015, the Internal Revenue Service issued proposed regulations providing industry specific guidance with respect to activities which will generate qualifying income. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, once the final regulations are issued, we may need to modify the activities that we can treat as qualifying income for purposes of the qualifying income requirement.
Any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for federal income tax purposes. In addition, such changes may affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of its income, or otherwise adversely affect an investment in our common units.  We are unable to predict whether any of these changes or any other proposals will ultimately be enacted.  Any such changes could negatively impact the value of an investment in our common units and the amount of cash available for distribution to our unitholders.
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
On October 26, 2015, our general partner's board of directors announced the temporary suspension of our quarterly distribution to common unitholders in order to conserve cash and preserve liquidity.

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
Our unitholders are subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.
In addition to federal income taxes, our unitholders are subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. As of December 31, 2015, we own assets and conduct business in several states. Most of these states currently impose a personal income tax and income taxes on corporations and other entities. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in these states. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is our unitholders' responsibility to file all U.S. federal, foreign, state and local tax returns.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
We are managed and operated by the board of directors and executive officers of our general partner, which leases office space for our principal executive offices in Houston, Texas. As of December 31, 2015, we operated two production facilities located in Wyeville, Wisconsin and Augusta, Wisconsin, of which we own all associated land. In addition, we own or operate 14 destination rail-based terminal locations and lease or own 3,947 railcars used to transport our sand from origin to destination. Substantially all of our owned assets are pledged as security under our revolving credit agreement and senior secured term loan facility; please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.
Facilities
Wyeville Facility
We completed construction of the Wyeville facility in June 2011 and expanded the facility in 2012. The Wyeville facility has an annual processing capacity of approximately 1,850,000 tons of 20/100 frac sand per year. As of December 31, 2015, the total cost of our plant and equipment was $65.9 million. The plant is in good physical condition and includes modern equipment powered by natural gas, electricity and propane fuel.
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
All of our product from the Wyeville facility is shipped by rail from our three 5,000 foot rail spurs that connect our facility to a Union Pacific Railroad mainline. The length of these rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of railcars, including unit trains. We are currently expanding rail by adding approximately 14,000 feet of additional track to allow for greater operational flexibility and ship longer unit trains which will reduce logistics costs.
The following table summarizes certain of the key characteristics of our Wyeville facility that we believe allow us to efficiently provide our customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 857 contiguous acres, with on-site processing and rail loading facilities.
Deposits	Sand pay zones of up to 80 feet; coarse grade mesh sizes from 20 to 100; few impurities such as clay or other contaminants.
Excavation Technique	Shallow overburden allowing for surface excavation.
Sand Processing	Sands are unconsolidated; do not require crushing.
Logistics Capabilities	On-site transportation infrastructure capable of accommodating unit trains connected to Union Pacific Railroad mainline.
Augusta Facility
As a result of recent market conditions, we elected to temporarily idle our Augusta production facility during October 2015. We completed construction of the Augusta facility in June 2012 and expanded the facility in 2014. The Augusta facility has an annual processing capacity of approximately 2,860,000 tons of 20/100 frac sand per year. As of December 31, 2015, the total cost of the Augusta facility and equipment was $106.9 million. No impairment was recorded in 2015 related to the Augusta facility. The plant is in good physical condition and includes modern equipment powered by natural gas, electricity and propane fuel.
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
All of our product from the Augusta facility is shipped by rail from our eight rail spurs, ranging from 2,700 to 4,400 feet in length, that connect our facility to a Union Pacific Railroad mainline. The length of these rail spurs and the capacity of the associated product storage silos allow the accommodation of a large number of railcars, including unit trains.

The following table summarizes certain of the key characteristics of our Augusta facility that we believe allow us to efficiently provide our customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 1,187 contiguous acres, with on-site processing and rail loading facilities.
Deposits	Sand pay zones of up to 80 feet; coarse grade mesh sizes from 20 to 100.
Excavation Technique	Shallow overburden allowing for surface excavation.
Sand Processing	Sands are consolidated.
Logistics Capabilities	On-site transportation infrastructure capable of accommodating unit trains connected to Union Pacific Railroad mainline.
Distribution Terminals
As of December 31, 2015, we own or operate 14 destination rail-based terminal locations as summarized in the following table:

Location	Storage Capabilities	Railroad	Unit Train Capable	On-site Laboratory
Binghamton, NY	Rail	New York Susquehanna & Western Railway
Big Spring, TX	Rail	Big Spring Rail Systems
Bradford, PA (b)	Rail/Silo	Buffalo and Pittsburgh Railroad
Dennison, OH	Rail	Columbus and Ohio River Railroad
Driftwood, PA (b)	Rail	Buffalo and Pittsburgh Railroad
Kittanning, PA	Rail	Buffalo and Pittsburgh Railroad		☑
Minerva, OH	Rail/Silo	Ohi-Rail Corp.	☑	☑
Mingo Junction, OH	Rail/Silo	Norfolk Southern	☑	☑
Odessa, TX	Rail (a)	Union Pacific Railroad	☑
Pittston, PA (b)	Rail	Reading Blue Mountain & Northern Railroad	☑
Ridgway, PA (b)	Rail	Buffalo and Pittsburgh Railroad
Sheffield, PA (b)	Rail/Silo	Buffalo and Pittsburgh Railroad		☑
Smithfield, PA	Rail/Silo	Southwest Pennsylvania Railroad	☑	☑
Wellsboro, PA	Rail/Silo	Wellsboro & Corning Railroad	☑	☑

(a)	The Odessa location is currently undergoing an expansion including the addition of 18,000 tons of silo storage and other equipment.

(b)	As a result of recent market conditions, during the year ended December 31, 2015, we elected to temporarily idle certain of our distribution terminals.
As of December 31, 2015, we leased or owned 3,947 railcars used to transport our sand from origin to destination.
Sand Reserves
We own and operate the Wyeville facility, which is located in Monroe County, Wisconsin and, as of December 31, 2015, contained 82.1 million tons of proven recoverable sand reserves. We also own and operate the Augusta facility, which is located in Eau Claire County, Wisconsin and, as of December 31, 2015, contained 40.9 million tons of proven recoverable sand reserves.
“Reserves” consist of sand that can be economically extracted or produced at the time of determination based on relevant legal, economic and technical considerations. The reserve estimates referenced herein represent proven reserves, which are defined by SEC Industry Guide 7 as those for which (a) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. The quantity and nature of the mineral reserves at our Wyeville and Augusta facilities are estimated by our internal geologists and mining engineers and updated periodically, with necessary adjustments for operations during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. John T. Boyd has estimated our reserves as of December 31, 2015, and we intend to continue retaining third-party engineers to review our reserves on an annual basis.

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
An approximately 300 acre portion of the Wyeville acreage is subject to an agreement whereby we agreed to sell such acreage back to the individuals from whom the land was purchased in the event that minimum royalty payments have not been satisfied. At the end of each 12 month period following September 15, 2014, if such minimum royalties have not been satisfied for the rolling three previous years, we agreed to sell the property to the original landowner for one dollar, subject to certain terms.
If we have not made the minimum required royalty payments associated with ongoing sand sales by the end of any such rolling three year period, we may satisfy our obligation by making a lump-sum cash make-whole payment. Accordingly, we believe there is no material risk that we will be required to sell back the subject property pursuant to this agreement.
We have entered into a purchase and sale agreement to acquire certain tracts of land and specific quantities of the underlying frac sand deposits. The transaction includes three separate tranches of land and deposits to be acquired over a three-year period from 2014 through 2016. During the years ended December 31, 2015 and 2014, the Partnership acquired two tranches and the third tranche is to be acquired during 2016. In addition, we have the option to acquire additional mineral rights underlying the acquired land.
Summary of Reserves
The following table provides a summary of our Wyeville and Augusta facilities, and our sponsor's Whitehall facility, as of December 31, 2015:

Mine/Plant Location	Owned/Leased	Area (in acres)	Proven Reserves (in thousands of tons)	Primary End Markets Served
Wyeville, WI	Owned	857	82,115	Oil and gas proppants
Augusta, WI (a)	Owned	1,187	40,927	Oil and gas proppants
Whitehall, WI (b)	Owned	1,447	80,700	Oil and gas proppants

(a)	Our sponsor owns 2% of Hi-Crush Augusta LLC, the entity that owns the Augusta facility.

(b)	Our sponsor owns 100% of the facility.

ITEM 3. LEGAL PROCEEDINGS
Legal Proceedings
We are subject to various routine legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, governmental regulations, environmental, employment and other actions that are incidental to our business. Although the outcomes of these routine claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.
We adhere to a strict occupational health program aimed at controlling exposure to silica dust, which includes dust sampling, a silicosis prevention program, medical surveillance, training and other components. Our safety program is designed to ensure compliance with the standards of our Occupational Health and Safety Manual and U.S. Federal Mine Safety and Health Administration (“MSHA”) regulations. For both health and safety issues, extensive training is provided to employees. We have safety meetings at our plants made up of salaried and hourly employees. We perform annual internal health and safety audits and conduct semi-annual crisis management drills to test our abilities to respond to various situations. Health and safety programs are administered by our corporate health and safety department with the assistance of plant environmental, health and safety coordinators.
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
The following table sets forth the range of high and low sales prices per unit for our common units as reported by the NYSE, and the quarterly cash distributions for the indicated periods:

Sales Price Per Common Units
For the Quarter Ended	High	Low
March 31, 2014	$42.05	$33.65
June 30, 2014	$65.70	$36.89
September 30, 2014	$71.88	$51.45
December 31, 2014	$55.71	$28.92
March 31, 2015	$40.00	$28.23
June 30, 2015	$40.40	$27.53
September 30, 2015	$31.00	$7.44
December 31, 2015	$9.51	$5.05

Cash Distributions To Limited Partner Unitholders
For the Quarter Ended	Record Date	Payment Date	Amount per Limited Partner Unit
March 31, 2014	May 1, 2014	May 15, 2014	$0.5250
June 30, 2014	August 1, 2014	August 15, 2014	$0.5750
September 30, 2014	October 31, 2014	November 14, 2014	$0.6250
December 31, 2014	January 30, 2015	February 13, 2015	$0.6750
March 31, 2015	May 1, 2015	May 15, 2015	$0.6750
June 30, 2015	August 5, 2015	August 14, 2015	$0.4750
On October 26, 2015, we announced the board of directors' decision to temporarily suspend the distribution payment to common unitholders. Therefore, no quarterly distribution was declared for the third and fourth quarters of 2015.
As of December 31, 2015, there were 36,959,970 common units outstanding held by approximately 24,442 unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these record holders. As of December 31, 2015, our sponsor owned 13,640,351 common units.
Cash Distributions to Unitholders
There is no guarantee that we will distribute quarterly cash distributions to our unitholders. We do not have a legal or contractual obligation to pay quarterly distributions at any rate. Our cash distribution policy is subject to certain restrictions and may be changed at any time. The reasons for such uncertainties in our stated cash distribution policy include the following factors:

•
Our cash distribution policy is subject to restrictions on distributions under our revolving credit agreement and senior secured term loan facility, which contain financial tests and covenants that we must satisfy. Our revolving credit agreement allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan. Should we be unable to satisfy these restrictions or if we are otherwise in default under either facility, we will be prohibited from making cash distributions to our unitholders notwithstanding our stated cash distribution policy.

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

•
We may lack sufficient cash to pay distributions to our unitholders due to cash flow shortfalls attributable to a number of operational, commercial or other factors as well as increases in our operating or general and administrative expenses, principal and interest payments on our outstanding debt, tax expenses, working capital requirements and anticipated cash needs. While our general partner may cause us to borrow funds in order to permit the payment of cash distributions on our common units and incentive distribution rights, it has no obligation to cause us to do so.

•	If we make distributions out of capital surplus, as opposed to operating surplus, any such distributions would constitute a return of capital.

•
Our ability to make distributions to our unitholders depends on the performance of our subsidiaries and their ability to distribute cash to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, the provisions of future indebtedness, applicable state limited liability company laws and other laws and regulations.

Distribution Policy
Intent to Distribute a Quarterly Distribution
Within 60 days after the end of each quarter, we intend to distribute to the holders of common units on a quarterly basis a quarterly distribution per unit, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. Quarterly distributions were temporarily suspended on October 26, 2015 and we anticipate that suspension to continue until industry conditions improve.
Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner. Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and there is no guarantee that we will pay a quarterly distribution, or any distribution, on the units in any quarter. However, it does contain provisions intended to motivate our general partner to make steady, increasing and sustainable distributions over time.
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
Percentage Allocations of Distributions From Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our sponsor (as the holder of our incentive distribution rights) based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the percentage interests of our sponsor (as the holder of our incentive distribution rights) and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit.” The percentage interests shown for our unitholders and our sponsor (as the holder of our incentive distribution rights) for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below assume our sponsor has not transferred its incentive distribution rights and there are no arrearages on common units.

		Marginal Percentage Interest in Distribution
	Total Quarterly Distribution Target Amount	Unitholders	Sponsor (as Holder of our Incentive Distribution Rights)
First Target Distribution	Up to $0.54625	100.0%	—%
Second Target Distribution	$0.54625 to $0.59375	85.0%	15.0%
Third Target Distribution	$0.59375 to $0.7125	75.0%	25.0%
Thereafter	$0.7125 and above	50.0%	50.0%
Equity Compensation Plan Information
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2015.
Recent Sales of Unregistered Securities
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
On January 8, 2014, we issued 4,149 common units to our independent directors, Mr. Winkler, Mr. Affleck-Graves and Mr. Poorman.
On June 26, 2014, we issued 1,383 common units to one of our directors, Mr. Huff.
During 2014, we issued 7,022 restricted common units to certain employees.
On January 8, 2015, we issued 6,344 common units to our independent directors, Mr. Winkler, Mr. Affleck-Graves, Mr. Poorman, and to Mr. Huff.
On January 25, 2016, we issued 103,377 common units to our independent directors, Mr. Winkler, Mr. Affleck-Graves, Mr. Poorman, and to Mr. Huff.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.
Securities Authorized for Issuance under Equity Compensation Plans
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plan as of December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA
The Partnership's historical financial data has been recast to include Hi-Crush Augusta LLC for the periods from August 16, 2012 through December 31, 2014. The Predecessor periods include Hi-Crush Augusta LLC as a subsidiary of Hi-Crush Proppants LLC and were thus not subject to recast.

	Year Ended December 31,			Period from August 16 Through December 31, 2012	Period from January 1 Through August 15, 2012	Year Ended December 31, 2011
(in thousands, except tons, per ton and per unit amounts)	2015	2014	2013
	Successor	Successor	Successor	Successor	Predecessor	Predecessor
Statement of Operations Data:
Revenues	$339,640	$386,547	$178,970	$31,770	$46,776	$20,353
Production costs	48,371	58,452	41,999	8,944	12,247	5,998
Other cost of sales	199,801	156,904	46,688	—	—	—
Depreciation and depletion	13,199	10,628	7,197	1,109	1,089	449
Cost of goods sold	261,371	225,984	95,884	10,053	13,336	6,447
Gross profit	78,269	160,563	83,086	21,717	33,440	13,906
Operating costs and expenses:
General and administrative	22,365	26,346	19,096	3,757	4,631	2,324
Impairments and other expenses	25,659	—	47	121	539	381
Accretion expense	336	246	228	102	16	28
Other operating income	(12,310)	—	—	—	—	—
Income from operations	42,219	133,971	63,715	17,737	28,254	11,173
Other income (expense):
Other income	—	—	—	—	6	—
Interest expense	(13,809)	(9,946)	(3,671)	(320)	(3,240)	(1,893)
Net income	28,410	124,025	60,044	17,417	25,020	9,280
(Income) loss attributable to non-controlling interest	(145)	(955)	(274)	23	—	—
Net income attributable to Hi-Crush Partners LP	$28,265	$123,070	$59,770	$17,440	$25,020	$9,280
Earnings per limited partner unit:
Limited partner units - basic	$0.73	$3.09	$2.08	$0.68
Limited partner units - diluted	$0.73	$3.00	$2.08	$0.68
Distributions per limited partner unit	$1.1500	$2.4000	$1.9500	$0.7125
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$87,316	$104,370	$64,323	$14,498	$16,660	$18,788
Investing activities	(61,545)	(264,715)	(105,585)	(8,218)	(80,045)	(50,199)
Financing activities	(20,003)	144,383	51,372	2,234	61,048	42,465
Other Financial Data:
Adjusted EBITDA (a)	$81,901	$148,015	$73,534	$18,846	$29,349	$11,622
Capital expenditures (b)	62,236	40,465	10,630	8,218	80,075	50,169
Operating Data:
Total tons sold	5,003,702	4,584,811	2,520,119	481,208	726,213	332,593
Average realized price (per ton sold)	$62.05	$70.46	$65.64	$66.02	$64.41	$61.19
Sand produced and delivered (in tons)	3,506,193	3,704,630	2,241,199	481,208	726,213	332,593
Contribution margin per ton	$18.28	$37.34	$35.82	$47.43	$47.55	$43.16
Balance Sheet Data (at period end)
Cash and cash equivalents	$10,414	$4,646	$20,608	$10,498	$8,717	$11,054
Total assets	419,629	436,120	354,361	189,397	175,828	72,229
Long-term debt	251,137	198,364	138,250	—	111,402	46,112
Total liabilities	280,185	257,679	171,007	94,270	140,747	61,942
Equity	139,444	178,441	183,354	95,127	35,081	10,287

(a)	For more information, please read “Non-GAAP Financial Measures” below.

(b)	Capital expenditures made to increase the long-term operating capacity of our asset base whether through construction or acquisitions.
Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
We define EBITDA as net income plus depreciation, depletion and amortization and interest and debt expense, net of interest income. We define Adjusted EBITDA as EBITDA, adjusted for any non-cash impairments of long-lived assets. EBITDA and Adjusted EBITDA are not a presentation made in accordance with accounting principles generally accepted in the United States ("GAAP").
EBITDA and Adjusted EBITDA are non-GAAP supplemental financial measure that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly-traded companies in the proppants industry, without regard to historical cost basis or financing methods; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of EBITDA and Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures of EBITDA and Adjusted EBITDA should not be considered as an alternative to GAAP net income. EBITDA and Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income. You should not consider EBITDA or Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definition of EBITDA and Adjusted EBTIDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.
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

	Year Ended December 31,			Period from August 16 Through December 31, 2012	Period from January 1 Through August 15, 2012	Year Ended December 31, 2011
	2015	2014	2013
(in thousands)	Successor	Successor	Successor	Successor	Predecessor	Predecessor
Net income	$28,410	$124,025	$60,044	$17,417	$25,020	$9,280
Depreciation and depletion expense	12,270	8,858	6,132	1,109	1,089	449
Amortization expense	2,620	5,186	3,687	—	—	—
Interest expense	13,809	9,946	3,671	320	3,240	1,893
EBITDA	$57,109	$148,015	$73,534	$18,846	$29,349	$11,622
Non-cash impairments of long-lived assets	24,792	—	—	—	—	—
Adjusted EBITDA	$81,901	$148,015	$73,534	$18,846	$29,349	$11,622
Less: Cash interest paid	(11,516)	(8,682)	(3,123)	(193)
Less: (Income) loss attributable to non-controlling interest	(145)	(955)	(274)	23
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(4,733)	(5,001)	(3,026)	(649)
Add: Accretion of asset retirement obligations	336	246	228	102
Add: Unit-based compensation	2,983	1,470	—	—
Distributable cash flow	68,826	135,093	67,339	18,129
Adjusted for: Distributable cash flow attributable to Hi-Crush Augusta LLC, net of intercompany eliminations, prior to the Augusta Contribution (b)	—	(7,199)	696	832
Distributable cash flow attributable to Hi-Crush Partners LP	68,826	127,894	68,035	18,961
Less: Distributable cash flow attributable to holders of incentive distribution rights	(1,311)	(18,401)	—	—
Distributable cash flow attributable to limited partner unitholders	$67,515	$109,493	$68,035	$18,961

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
Overview
We are a pure play, low-cost, domestic producer and supplier of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. We own, operate and develop sand reserves and related excavation and processing facilities and will seek to acquire or develop additional reserves and facilities. We operate through an extensive logistics network of rail-served destination terminals strategically located throughout Pennsylvania, Ohio, New York and Texas.
On January 31, 2013, we entered into an agreement with our sponsor to acquire a preferred interest in Hi-Crush Augusta LLC ("Augusta"), the entity that owned our sponsor’s 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin (the "Augusta facility"), for $37,500 in cash and 3,750,000 newly issued convertible Class B Units in the Partnership. Our sponsor did not receive distributions on the Class B units until they converted into common units. The conditions precedent to conversion of the Class B units were satisfied upon payment of our distribution on August 15, 2014 and, our sponsor, who was the sole owner of our Class B units, elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis.
On April 8, 2014, the Partnership entered into a contribution agreement with our sponsor to acquire substantially all of the remaining equity interests in our sponsor’s Augusta facility for cash consideration of $224,250 (the “Augusta Contribution”). To finance the Augusta Contribution and refinance the Partnership’s revolving credit agreement, (i) on April 8, 2014, the Partnership commenced a primary public offering of 4,250,000 common units representing limited partnership interests in the Partnership and (ii) on April 28, 2014, the Partnership entered into a $200,000 senior secured term loan facility with certain lenders. The Partnership’s primary public offering closed on April 15, 2014. On May 9, 2014, the Partnership issued an additional 75,000 common units pursuant to the partial exercise of the underwriters' over-allotment option in connection with the April 2014 primary public offering. Net proceeds to the Partnership from the primary offering and the exercise of the over-allotment option totaled $170,693. Upon receipt of the proceeds from the public offering on April 15, 2014, the Partnership paid off the outstanding balance of $124,750 under its revolving credit agreement. The Augusta Contribution closed on April 28, 2014, and at closing, the Partnership’s preferred equity interest in Augusta was converted into common equity interests of Augusta. Following the Augusta Contribution, the Partnership owns 98.0% of Augusta’s common equity interests. In addition, on April 28, 2014, the Partnership entered into a $150,000 senior secured revolving credit agreement with various financial institutions by amending and restating its prior $200,000 revolving credit agreement.
Our June 10, 2013, acquisition of D & I Silica, LLC (“D&I”) transformed us into an integrated Northern White frac sand producer, transporter, marketer and distributor. At the time of the acquisition, D&I was the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales.
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
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
We provided significant price concessions and waivers under our contracts in 2015. Since August 2014, oil and natural gas prices have continued to decline and persist at levels well below those experienced during the first half of 2014. As a result of the market dynamics existing during 2015, we have engaged and continue to be engaged in ongoing discussions with all of our contract customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, we have provided contract customers with temporary pricing discounts and/or make-whole waivers, in certain circumstances in exchange for, among other things, additional term and/or volume. We continue to engage in discussions and may deliver sand at prices or at volumes below those provided for in our existing contracts. We expect that these circumstances may continue to negatively affect our revenues, net income and cash generated from operations into 2016.

•
We received a contract settlement payment in 2015. In December 2015, we received a settlement payment of $22,500 for past and future obligations under a customer contract. Of the total contact settlement payment, $10,190 was recognized as revenue related to make-whole payments and the remainder as other operating income.

•
We impaired the intangible value associated with a third party supply agreement. During the year ended December 31, 2015, we completed an impairment assessment of the intangible asset associated with a third party supply agreement (the "Sand Supply Agreement").  Given current market conditions, coupled with our ability to source sand from our sponsor on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606.

•
We realized asset impairments and other expenses during 2015. As a result of recent market conditions, during the year ended December 31, 2015, we elected to temporarily idle our Augusta production facility, five destination transload facilities and three rail origin transload facilities.  In addition, to consolidate our administrative functions, we have closed down an office facility in Pennsylvania.  As a result of these actions, we recognized an impairment of $6,186 related to the write down of transload and office facilities’ assets to their net realizable value, and severance, retention and relocation costs of $571 for affected employees. No impairment was recorded related to the Augusta facility.

•
Our sponsor's Whitehall facility did not commence operations until September 2014. Our first purchase of frac sand from the Whitehall facility occurred in September 2014. Accordingly, our financial statements for the year ended December 31, 2014 reflect volume purchases from the Whitehall facility only from September 2014 through the end of 2014.

•
We completed an expansion of our Augusta facility. During the fourth quarter of 2014, we completed an expansion of our Augusta facility that increased rated processing capacity to approximately 2,860,000 tons of 20/100 frac sand per year.

•
We constructed additional equipment and silo storage facilities to produce and ship 100 mesh product. During 2013 and 2014, we completed construction of additional equipment and silo storage facilities to produce and store 100 mesh product at our Wyeville and Augusta facilities.

•
We completed our acquisition of D&I in June 2013. On June 10, 2013, we acquired D&I, an independent frac sand supplier, transforming us into an integrated Northern White frac sand producer, transporter, marketer and distributor. As a result of the acquisition, we now operate through an extensive logistics network of rail-served origin and destination terminals. Subsequent to June 10, 2013, we incur freight and logistics costs involved in the sourcing of sand to the destination terminals, as well as purchase sand from other suppliers. As a result of the acquisition, we have been able to capitalize on recent trends in our customers' preferring to purchase volumes in-basin (51% and 33% of tons were sold in-basin for the years ended December 31, 2015 and 2014, respectively).

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

•
We are incurring increased interest expense as a result of our acquisitions and organic growth projects. As of January 1, 2013, we did not have any indebtedness outstanding. In January 2013, in connection with our acquisition of a preferred interest in Augusta, we drew $38,250 under our prior credit facility. In June 2013, in connection with our acquisition of D&I, we drew $100,000 under our prior credit facility. In March 2014, we repaid $13,500 under our prior credit facility. The remaining outstanding balance of the prior credit facility was repaid in full on April 15, 2014 with the proceeds from a public offering of our common units. On April 28, 2014 the Partnership replaced the prior credit facility by entering into our revolving credit agreement and as of December 31, 2015 we had $52,500 of borrowings outstanding. On April 28, 2014, the Partnership entered into a senior secured term loan credit facility that permits aggregate borrowings of up to $200,000, which was fully drawn down on April 28, 2014. The outstanding balance of $194,971 carries an interest rate of 4.75% as of December 31, 2015.

•
We incurred legal and advisory expenses in connection with our unitholder lawsuits. We incurred legal and advisory expenses in connection with our termination of the Baker Hughes supply agreement and related lawsuit, which settled on October 18, 2013, and the resulting unit holder lawsuits, which settlement was approved by the court on January 5, 2015.

Our Assets and Operations
We own and operate a 857-acre facility with integrated rail infrastructure, located in Wyeville, Wisconsin ("the Wyeville facility"), which is located in Monroe County, Wisconsin and, as of December 31, 2015, contained 82.1 million tons of proven recoverable reserves of frac sand. We completed construction of the Wyeville facility in June 2011. The Wyeville facility has an annual processing capacity of approximately 1,850,000 tons of 20/100 frac sand per year.
We also own a 98.0% interest in the Augusta facility, which is located in Eau Claire County, Wisconsin and, as of December 31, 2015, contained 40.9 million tons of proven recoverable reserves of frac sand. We completed construction of the Augusta facility in June 2012. The Augusta facility has an annual processing capacity of approximately 2,860,000 tons of 20/100 frac sand per year.
During the third quarter of 2014, our sponsor completed construction of the 1,447-acre Whitehall facility with integrated rail infrastructure. As of December 31, 2015, this facility contained 80.7 million tons of proven, recoverable salable sand reserves and is capable of delivering approximately 2,860,000 tons of 20/100 frac sand per year.
During 2015, our sponsor commenced construction of the approximately 1,285-acre Blair facility. Completion of the Blair facility is anticipated for the second quarter of 2016, with a plant processing capacity of approximately 2,860,000 tons of 20/100 frac sand per year.
According to John T. Boyd Company ("John T. Boyd"), our proven reserves at the Wyeville and Augusta facilities consist of coarse grade Northern White sand exceeding API specifications. Analysis of sand at our facilities by independent third-party testing companies indicates that they demonstrate characteristics exceeding of API specifications with regard to crush strength, turbidity and roundness and sphericity. Based on third-party reserve reports by John T. Boyd, we have an implied average reserve life of 26 years, assuming production at the rated capacity of 4,710,000 tons of 20/100 frac sand per year.
As of December 31, 2015, we own or operate 14 destination rail-based terminal locations, of which five are temporarily idled and six are capable of accommodating unit trains. Our destination terminals include approximately 306,000 tons of rail storage capacity and approximately 97,000 tons of silo storage capacity.

We are continuously looking to increase the number of destination terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. Our destination terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. We also have the ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. As of December 31, 2015, we leased or owned 3,947 railcars used to transport our sand from origin to destination and managed a fleet of approximately 2,100 additional railcars dedicated to our facilities by our customers or the Class I railroads.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to our customers with whom we have long-term contracts which have current terms expiring between 2017 and 2021. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product and the price per ton. During 2015, we provided temporary price discounts and/or make-whole waivers to contract customers in response to the market driven decline in proppant demand. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer.
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
Labor costs associated with employees at our processing facilities represent the most significant cost of converting raw frac sand to finished product. We incur utility costs in connection with the operation of our processing facilities, primarily electricity and natural gas, which are both susceptible to fluctuations. Our facilities require periodic scheduled maintenance to ensure efficient operation and to minimize downtime. Excavation, direct and indirect labor, utilities and maintenance costs are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold.
We pay royalties to third parties at our facilities at various rates, as defined in the individual royalty agreements, at an aggregate rate up to $6.15 per ton of sand excavated, delivered at our on-site rail facilities and paid for by our customers.
The principal expenses involved in distribution of raw sand are the cost of purchased sand, freight charges, fuel surcharges, railcar lease expense, terminal switch fees, demurrage costs, storage fees, transload fees, labor and facility rent.
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
How We Evaluate Our Operations
We utilize various financial and operational measures to evaluate our operations. Management measures the performance of the Partnership through performance indicators, including gross profit, contribution margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA and distributable cash flow.

Gross Profit and Contribution Margin
We use contribution margin, which we define as total revenues less costs of goods sold excluding depreciation, depletion and amortization, and is used to measure our financial and operating performance. Contribution margin excludes other operating expenses and income, including costs not directly associated with the operations of our business such as accounting, human resources, information technology, legal, sales and other administrative activities.  We believe contribution margin is a meaningful measure because it provides an operating and financial measure of our ability to generate margin in excess of our operating cost base.
We use gross profit, which we define as revenues less costs of goods sold, to measure our financial performance. We believe gross profit is a meaningful measure because it provides a measure of profitability and operating performance based on the historical cost basis of our assets.
As a result, contribution margin, contribution margin per ton, sales volumes, sales price per ton sold and gross profit are key metrics used by management to evaluate our results of operations.
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
Market Conditions
Since August 2014, oil and natural gas prices have continued to decline and persist at levels well below those experienced during the first half of 2014. As a result, the number of rigs drilling for oil and gas fell dramatically throughout 2015 from the high levels achieved during third quarter 2014 and continue to fall into the first months of 2016. Due to the uncertainty regarding the timing and extent of a rebound, exploration and production companies sharply reduced their drilling activities in an effort to control costs during 2015. In addition, many exploration and production companies have announced that a significant number of wells drilled during 2015 have not yet been completed and may not be completed for an indefinite period. The combination of these factors, among others, has reduced proppant demand and pricing during 2015 from the levels experienced during 2014. Given the energy industry's outlook for 2016 activity levels, we expect the downward trend in well completion activity to continue in the first half, if not full year, of 2016 with more pressure on frac sand pricing and reduced sales volumes.
In general, pricing for Northern White frac sand increased throughout 2014 and reached its highest levels for the year during the fourth quarter. During 2015, spot market prices for Northern White frac sand have declined, as sand producers with excess inventories discounted sand pricing, and in some cases, substantially discounted sand pricing.
As a result of the market dynamics existing during 2015, we have engaged and continue to be engaged in ongoing discussions with all of our contract customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, we have provided contract customers with temporary pricing discounts and/or make-whole waivers, in certain circumstances in exchange for, among other things, additional term and/or volume. We continue to engage in discussions and may deliver sand at prices or at volumes below those provided for in our existing contracts. We expect that these circumstances may continue to negatively affect our revenues, net income and cash generated from operations into 2016.

The following table presents sales, volume and pricing comparisons for the fourth quarter of 2015, as compared to the third quarter of 2015:

	Three Months Ended
	December 31,	September 30,		Percentage
	2015	2015	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$62,776	$80,695	$(17,919)	(22)%
Tons sold	1,209,171	1,409,032	(199,861)	(14)%
Percentage of volumes sold in-basin	52%	49%	3%	6%
Average price per ton sold	$52	$57	$(5)	(9)%
We continued to provide additional price discounts to customers during the fourth quarter of 2015. Tons sold during the fourth quarter were 14% lower than the third quarter of 2015. The decreased volumes coupled with price discounts led to the decrease in frac sand revenues as compared to the prior quarter and were only partially offset by revenues from make-whole payments.
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
On October 9, 2015, we announced a reduction in force to our employees in connection with our plan to idle the Augusta production facility, which has a higher cost structure than our lowest cost production facility. Given the current macro environment, we continue to focus on reducing our costs to enhance profitability and better serve our customers. However, during the fourth quarter of 2015 and into 2016, we are incurring additional railcar storage expense upon delivery of additional leased railcars.
Results of Operations
The following table presents consolidated revenues and expenses for the periods indicated. This information is derived from the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Revenues	$339,640	$386,547	$178,970
Costs of goods sold
Production costs	48,371	58,452	41,999
Other cost of sales	199,801	156,904	46,688
Depreciation, depletion and amortization	13,199	10,628	7,197
Gross profit	78,269	160,563	83,086
Operating costs and expenses	36,050	26,592	19,371
Income from operations	42,219	133,971	63,715
Other income (expense)
Interest expense	(13,809)	(9,946)	(3,671)
Net income	28,410	124,025	60,044
Income attributable to non-controlling interest	(145)	(955)	(274)
Net income attributable to Hi-Crush Partners LP	$28,265	$123,070	$59,770

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
Revenues generated from the sale of frac sand was $310,466 and $323,043 for the years ended December 31, 2015 and 2014, respectively, during which we sold 5,003,702 and 4,584,811 tons of frac sand, respectively. Average sales price per ton was $62 and $70 for the years ended December 31, 2015 and 2014, respectively. The sales prices between the two periods differ due to the mix in pricing of FOB plant and in-basin volumes (51% and 33% of tons were sold in-basin for the years ended December 31, 2015 and 2014, respectively), offset by changes in industry sales price trends. With the decline in oil and gas prices and resulting decline in drilling activity, we began discounting pricing for contract customers during 2015. Generally, sales prices per ton were rising throughout 2014, and declining throughout 2015. Price per ton exiting 2015 was significantly lower than 2014. Average sales price per ton was also somewhat impacted by the mix of product mesh sizes.
Other revenue related to transload, terminaling, silo leases, contract make-wholes and other services was $29,174 and $63,504 for the years ended December 31, 2015 and 2014, respectively. The level of transloading and logistics services provided at our destination terminals was increasing during 2014, and decreasing significantly during the corresponding period of 2015, both trends being in-line with industry demand for sand and our sales volumes. In addition, other revenue in 2015 includes $10,190 of make-whole payments related to the contract settlement payment described below.
Costs of goods sold – Production costs
We incurred production costs of $48,371 and $58,452 for the years ended December 31, 2015 and 2014, respectively.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Excavation costs	$13,240	$16,122
Plant operating costs	24,820	27,747
Royalties	10,311	14,583
Total production costs	$48,371	$58,452
The overall decrease in production costs was attributable to lower excavation costs paid to our third party excavator, improved operating efficiencies, which resulted in reduced volumes of rejected material, and a focus on sourcing our sand from our lowest cost facility and lower tonnage produced and delivered from our production facilities during the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Costs of goods sold – Other cost of sales
The other principal costs of goods sold are the cost of purchased sand, freight charges, fuel surcharges, railcar lease expense, terminal switch fees, demurrage costs, storage fees, transload fess, labor and facility rent. The cost of purchased sand and transportation related charges are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Other cost components, including costs associated with storage in-basin, such as demurrage, and costs related to terminal operations, such as labor and rent, are charged to costs of goods sold in the period in which they are incurred.
We purchase sand from our sponsor's Whitehall facility, through a long-term supply agreement with a third party at a specified price per ton and through the spot market. For the years ended December 31, 2015 and 2014, we incurred $37,172 and $36,253 of purchased sand costs, respectively. The increase was due to increased volumes purchased from our sponsor's Whitehall facility, offset by a lower purchase price paid in 2015 as compared to 2014.
We incur transportation costs including freight charges, fuel surcharges and railcar lease costs when transporting our sand from its origin to destination. For the years ended December 31, 2015 and 2014, we incurred $143,006 and $104,919 of transportation costs, respectively, reflecting the increased volumes sold at our destination terminals. Other costs of sales was $19,623 and $15,732 during the years ended December 31, 2015 and 2014, respectively, and was primarily comprised of demurrage, storage and transload fees and on-site labor. The increase in transportation and other costs of sales was driven by increased throughput of tonnage at our destination terminals. The year ended December 31, 2015 was negatively impacted by repair costs of silos at our Smithfield terminal and increased rail diversion and storage costs primarily as a result of railcar moves to the Partnership's production facilities and long-term third party storage facilities.

Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the years ended December 31, 2015 and 2014, we incurred $13,199 and $10,628, respectively, of depreciation, depletion and amortization expense. The increase was driven by additional assets, including depreciation of the costs associated with the expansion of the Augusta facility, and depletion of additional acreage acquired during the second half of 2014.
Gross Profit
Gross profit was $78,269 and $160,563 for the years ended December 31, 2015 and 2014, respectively. Gross profit percentage declined from 41.5% for the year ended December 31, 2014 to 23.0% for the year ended December 31, 2015. The decline was primarily driven by pricing discounts and increased transportation costs as more volumes were sold at our destination terminals.
Operating Costs and Expenses
For the years ended December 31, 2015 and 2014, we incurred general and administrative expenses of $22,365 and $26,346, respectively. The decrease in such costs was primarily attributable to $768 of transaction costs associated with the Augusta Contribution in 2014 and decreased amortization of intangible assets of $1,731. In addition, general and administrative costs decreased with the closure of an administrative office in Sheffield, resulting in staffing reductions and a decrease in travel costs.
For the year ended December 31, 2015, we incurred impairments and other expenses of $25,659 related to the impairment of the Sand Supply Agreement, idled administrative and transload facilities, costs associated with staffing reductions and relocations and the write-off of costs associated with abandoned construction projects.
In December 2015, we received a settlement payment of $22,500 for past and future obligations under a customer contract, $12,310 of this settlement was recognized as a other operating income, with the remainder of the payment recorded as other revenue for make-whole payments as described above.
Interest Expense
Interest expense was $13,809 and $9,946 for the years ended December 31, 2015 and 2014, respectively. The increase in interest expense during 2015 was primarily attributable to additional borrowings on our revolver and interest on our $200,000 senior secured term loan facility, which was fully drawn on April 28, 2014 to finance the Augusta Contribution. During 2015, we amended our revolving credit agreement and as a result of this modification, we accelerated amortization of $662 representing a portion of the remaining unamortized balance of debt issuance costs.
Net Income Attributable to Hi-Crush Partners LP
Net income attributable to Hi-Crush Partners LP was $28,265 and $123,070 for the years ended December 31, 2015 and 2014, respectively.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Revenues generated from the sale of frac sand was $323,043 and $165,413 for the years ended December 31, 2014 and 2013, respectively, during which we sold 4,584,811 and 2,520,119 tons of frac sand, respectively. Average sales price was $70 and $66 for the years ended December 31, 2014 and 2013, respectively. The increase in sales price is due to the mix in pricing of FOB plant and FOB destination (67% and 79% of tons were sold FOB plant for the years ended December 31, 2014 and 2013, respectively) in addition to price increases in our contracts and spot sales reflecting improving market conditions in 2014.
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

Costs of goods sold – Production costs
We incurred production costs of $58,452 and $41,999 for the years ended December 31, 2014 and 2013, respectively.
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

	Year Ended December 31,
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
Operating Costs and Expenses
For the years ended December 31, 2014 and 2013, we incurred general and administrative expenses of $26,346 and $19,096, respectively. The increase in such costs was attributable to increased amortization of intangible assets of $793, unit-based compensation of $1,470, and higher payroll and related costs from additional sponsor headcount. This increase was offset by lower transaction costs, as we incurred $768 in 2014 related to the Augusta Contribution, as compared to the $2,179 of costs incurred in 2013 related to our acquisition of D&I and our preferred interest in Augusta and $1,143 of legal and advisory costs.
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
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our revolving credit agreement, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of February 19, 2016, our sources of liquidity consisted of $11,971 of available cash and $39,847 pursuant to available borrowings under our revolving credit agreement ($100,000, net of $52,500 of indebtedness and $7,653 letter of credit commitments). Our revolving credit agreement contains covenants requiring us to maintain a minimum quarterly EBITDA, allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan, and requires that capital expenditures during 2016 not exceed $28,000. As of December 31, 2015, we were in compliance with the covenants contained in our revolving credit agreement. We expect to be in compliance with the covenants during 2016. However, our ability to comply with such covenants in the future could be affected by the levels of cash flows from our operations and events and circumstances beyond our control. If market or other economic conditions deteriorate, our risk of non-compliance may increase. In addition, we have a $200,000 senior secured term loan facility which permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Our general partner is authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, capital expenditures, funding debt service obligations and making distributions to our unitholders. Capital expenditures totaled $62,236 during the year ended December 31, 2015, representing the completion of the Augusta expansion and capital expenditures associated with expanding silo storage capacity at our terminals in Pennsylvania and Ohio, among other projects. We plan to spend $15,000 to $25,000 in 2016 related to facilities under construction in Colorado and Texas, and expansion of rail capacity at our Wyeville facility, among other projects. On October 26, 2015, our General Partner’s board of directors announced the temporary suspension of our quarterly distribution to common unitholders in order to conserve cash and preserve liquidity. It is currently uncertain when market conditions will improve, at which time it would be appropriate to reinstate the distribution.
Credit Ratings
As of February 19, 2016, the credit rating of the Partnership’s senior secured term loan credit facility was BB- from Standard and Poor’s and B3 from Moody’s.
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
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause overall variability in the Partnership's working capital are (1) the Partnership's cash position, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestures or organic capital expenditures. As of December 31, 2015, we had a positive working capital balance of $55,228, as compared to $59,297 at December 31, 2014.

The following table summarizes our working capital as of the dates indicated.

	Year Ended December 31,
	2015	2014
Current assets:
Accounts receivable, net	$41,477	$82,117
Inventories	27,971	23,684
Prepaid expenses and other current assets	4,504	4,081
Total current assets	$73,952	$109,882
Current liabilities:
Accounts payable	$11,059	$24,878
Accrued and other current liabilities	6,340	12,248
Due to sponsor	1,325	13,459
Total current liabilities	18,724	50,585
Working capital	$55,228	$59,297
Accounts receivable decreased by $40,640 during the year ended December 31, 2015, which was primarily driven by lower sales volumes and pricing during 2015 compared to 2014.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. The increase in our inventory of $4,287 was primarily driven by an $2,935 increase in our stockpile for processing through the dry plant during the winter months resulting from declining sales volumes. Most of our finished goods inventory is either in transit or held at our terminals for future sale.
Prepaid expenses and other current assets increased by $423 during the year ended December 31, 2015. The increase was primarily driven by prepayments associated with our fleet of leased railcars.
Accounts payable and accrued liabilities decreased by $19,727 on a combined basis, primarily due to a decrease in the outstanding payables associated with the 2014 expansion project at our Augusta facility, as well as timing of payments on current construction projects. The decrease was also attributable to lower sales volumes, resulting in lower purchasing and other spending during the year ended December 31, 2015 as compared to 2014.
Our balance due to our sponsor decreased $12,134 during the year ended December 31, 2015, primarily as a result of decreased payables for sand purchased from our sponsor's Whitehall facility.
The following table provides a summary of our cash flows for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$87,316	$104,370	64,323
Investing activities	(61,545)	(264,715)	(105,585)
Financing activities	(20,003)	144,383	51,372
Cash Flows - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Operating Activities
Net cash provided by operating activities was $87,316 and $104,370 for the years ended December 31, 2015 and 2014, respectively. Operating cash flows include $28,410 and $124,025 of net income earned during the years ended December 31, 2015 and 2014, respectively, adjusted for non-cash operating expenses and changes in operating assets and liabilities described above. The decrease in cash flows from operations was primarily attributable to decreased gross profit margins, offset by a net decrease in our working capital associated with lower revenues in 2015 as compared to 2014.
Investing Activities
Capital expenditures for property, plant and equipment was $62,236 for the year ended December 31, 2015, and primarily consisted of expenditures to expand our Augusta facility, expand silo storage at our terminals in Pennsylvania and Ohio, and costs associated with facilities under construction in Colorado and Texas. During the year ended December 31, 2015, $691 of restricted cash was released from escrow upon completion of a project.

Net cash used in investing activities was $264,715 for the year ended December 31, 2014, which primarily consisted of the $224,250 cost of the Augusta Contribution, capital expenditures primarily associated with the expansion of our Augusta facility, purchases of additional equipment and construction of facilities to produce and store 100 mesh product at our facilities, and construction costs for our terminal facility in the Permian basin.
Financing Activities
Net cash used in financing activities was $20,003 for the year ended December 31, 2015, and was comprised of $52,500 of net borrowings under the revolving credit agreement and $403 of proceeds from participants in our unit purchase program, offset by $70,072 of distributions to our unitholders, $406 of loan origination costs, and $2,428 of repayments of our long-term debt.
Net cash provided by financing activities was $144,383 for the year ended December 31, 2014, and was comprised of $198,000 of cash proceeds from the term loan issuance and $170,693 from the issuance of 4,325,000 common units, offset by $77,421 of distributions paid to our unitholders, $7,120 of loan origination costs, a $138,250 repayment of our prior revolving credit facility and a $1,500 repayment of our term loan.
Cash Flows - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
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
Investing Activities
Net cash used in investing activities was $264,715 for the year ended December 31, 2014 and primarily consisted of the $224,250 cost of the Augusta Contribution, capital expenditures primarily associated with the 1,000,000 ton expansion of processing capacity at our Augusta facility, purchases and construction of additional equipment and facilities to produce and store 100 mesh product at our production facilities, and construction costs for a new terminal facility in the Permian basin.
Net cash used in investing activities was $105,585 for the year ended December 31, 2013 and consisted primarily of cash payments of $94,955 paid for D&I and construction costs related to a new conveyor system installed over the rail line bisecting the Wyeville facility.
Financing Activities
Net cash provided by financing activities was $144,383 for the year ended December 31, 2014, and was comprised of $198,000 of cash proceeds from the term loan issuance and $170,693 from the issuance of 4,325,000 common units, offset by $77,421 of distributions paid to our unitholders, $7,120 of loan origination costs, a $138,250 repayment of our prior revolving credit facility and a $1,500 repayment of our term loan.
Net cash provided by financing activities was $51,372 for the year ended December 31, 2013, which included receipts of $138,250 of borrowings under our prior revolving credit facility and $5,615 of net repayments of affiliate financing from our sponsor. These inflows were offset by $58,414 of distributions, $829 of loan origination costs and a $33,250 repayment of long-term debt by Augusta.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
The Partnership has long-term operating leases for railcars and equipment used at its terminal sites, some of which are also under long-term lease agreements with various railroads.
Capital Requirements
During the year ended December 31, 2015, we spent $62,236 related to the expansion of silo storage capacities at our terminals in Pennsylvania and Ohio, expansion of our Augusta facility, and costs associated with facilities under construction in Colorado and Texas. We have entered into definitive agreements to jointly develop and operate three energy rail hubs, one in the DJ Basin and two in the Permian Basin. There are no other significant anticipated capital requirements associated with our production facilities. We plan to spend $15,000 to $25,000 in 2016 related to facilities under construction in Colorado and Texas, and expansion of rail capacity at our Wyeville facility, among other projects.

Revolving Credit Agreement and Senior Secured Term Loan Facility
As of February 19, 2016, we have a $100,000 senior secured revolving credit agreement (our "revolving credit agreement"), which matures in April 2019. As of February 19, 2016, we had $52,500 of borrowings and $39,847 of undrawn borrowing capacity ($100,000, net of $52,500 of indebtedness and $7,653 letter of credit commitments) under our revolving credit agreement. The revolving credit agreement is available to fund working capital and for other general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our revolving credit agreement are secured by substantially all of our assets.
As of February 19, 2016, we have a $200,000 senior secured term loan facility (our "senior secured term loan facility"), which matures in April 2021. As of February 19, 2016, the senior secured term loan facility was fully drawn with a $196,500 balance outstanding. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility. Borrowings under our senior secured term loan facility are secured by substantially all of our assets.
Subsidiary Guarantors
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the subsidiaries of the Partnership as of March 31, 2014 (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities) was a 100% directly or indirectly owned subsidiary of the Partnership (the “guarantors”), and will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. As of December 31, 2015, the guarantors were our sole subsidiaries, other than Hi-Crush Finance Corp., Hi-Crush Augusta Acquisition Co. LLC, Hi-Crush Canada Inc. and Hi-Crush Canada Distribution Corp., which are 100% owned subsidiaries, and Hi-Crush Augusta LLC, of which we own 98.0% of the common equity interests.
As of December 31, 2015, the Partnership had no assets or operations independent of its subsidiaries, and there were no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. As of December 31, 2015, none of the assets of our subsidiaries represented restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
Customer Concentration
For the year ended December 31, 2015, sales to each of FTS International, Halliburton, Liberty and Weatherford accounted for greater than 10% of our total revenues. For the years ended December 31, 2014 and 2013, sales to each of FTS International, Halliburton and Weatherford accounted for greater than 10% of our total revenues.
Contractual Obligations
The following table presents our contractual obligations and other commitments as of December 31, 2015:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Asset retirement obligations (a)	$7,066	$—	$—	$—	$7,066
Repayment of term loan	194,971	2,000	4,000	4,000	184,971
Repayment of revolver	52,500	—	—	52,500	—
Repayment of other notes payable	6,924	1,258	5,666	—	—
Acquisition of land (b)	6,176	2,500	—	3,676	—
Operating lease obligations (c)	121,462	24,573	48,530	35,835	12,524
Minimum purchase commitments (d)	11,265	1,007	2,340	3,350	4,568
Total contractual obligations	$400,364	$31,338	$60,536	$99,361	$209,129

(a)
The asset retirement obligations represent the fair value of the post closure reclamation and site restoration commitments for our property and processing facilities located in Augusta, Wisconsin and Wyeville, Wisconsin.

(b)
On October 24, 2014, the Partnership entered into a purchase and sale agreement to acquire certain tracts of land and specific quantities of the underlying frac sand deposits. The transaction includes three separate tranches of land and deposits, to be acquired over a three-year period from 2014 through 2016. During the years ended December 31, 2015 and 2014, the Partnership acquired two tranches of land for $12,352. As of December 31, 2015, the Partnership has the commitment to purchase the remaining tranche during 2016 for total consideration of $6,176.

(c)
In addition, the Partnership has placed orders for additional railcars. Such long-term operating leases commence upon the future delivery of railcars, which will result in additional future minimum operating lease payments. During the next two years, we expect to receive delivery of approximately 1,000 additional leased railcars. Following delivery of these additional railcars, we estimate our 2018 annual minimum lease payments will increase to approximately $33,000.

(d)
During 2015, we entered into a service agreement with a transload service provider which requires us to purchase a minimum amount of services over a specific period of time at a specific location. Our failure to purchase the minimum level of services would require us to pay a shortfall fee. However, the minimum quantities set forth in the agreement are not in excess of our current forecasted requirements at this location.

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
In April 2015, the FASB issued Accounting Standards Update No. 2015-06, which specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the drop down transaction. In addition, the standard requires additional qualitative disclosures about how the rights to the earnings (losses) differ before and after the drop down transaction occurs for purposes of computing earnings per unit under the two-class method. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2016, and should be applied retrospectively. Adoption of this new accounting guidance will not have a material impact on the Partnerships financial position, results of operations or cash flows.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2016, at which time any debt issuance costs associated with debt liabilities will be presented as a direct deduction from the carrying amount of the debt liability. However, debt issuance costs associated with any revolving credit facility will remain an asset within the consolidated balance sheets.
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
Depletion
We amortize the cost to acquire land and mineral rights using a units-of-production method, based on the total estimated reserves and tonnage extracted each period.
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
During the year ended December 31, 2015, we elected to idle five destination transload facilities and three rail origin transload facilities.  In addition, to consolidate our administrative functions, we have closed down an office facility in Pennsylvania. As a result of these actions, we recognized an impairment of $6,186 related to the write-down of transload and office facilities' assets to their net realizable value. No impairment charges were recorded during the years ended December 31, 2014 and 2013.
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
During 2015, global oil and natural gas commodity prices, particularly crude oil, significantly decreased as compared to 2014. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and well completion activity, which affects the demand for frac sand.  We expect that these circumstances may continue to negatively affect our revenues, net income and cash generated from operations into 2016.
We performed our annual assessment of the recoverability of goodwill during the third quarter of 2015. Although we have seen a significant decrease in the price of our common units since August 2014, which has resulted in an overall reduction in our market capitalization, our market capitalization exceeded our recorded net book value as of September 30, 2015.  We updated our internal business outlook of the D&I reporting unit to consider the current economic environment that affects our operations. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill.

Uncertain market conditions for frac sand resulting from current oil and natural gas prices continue. Should energy industry conditions further deteriorate, there is a possibility that the $33,745 of goodwill resulting from the acquisition of D&I in 2013 may be impaired in a future period.  Any resulting non-cash impairment charges to earnings may be material. Specific uncertainties affecting our estimated fair value include the impact of competition, the prices of frac sand, future overall activity levels and demand for frac sand, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors were reviewed and assessed during the fourth quarter of 2015 and will continue to be assessed going forward. Additional adverse developments with regard to these factors could have a further negative impact on our fair value.
We amortize the cost of other intangible assets on a straight line basis over their estimated useful lives, ranging from 1 to 20 years. An impairment assessment is performed if events or circumstances occur and may result in the change of the useful lives of the intangible assets. During the year ended December 31, 2015, we completed an impairment assessment of the intangible asset associated with the Sand Supply Agreement.  Given current market conditions, coupled with our ability to source sand from our sponsor on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606.
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
A substantial portion of our frac sand is sold to customers with whom we have long-term supply agreements, the current terms of which expire between 2017 and 2021. The agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase by the end of the defined cure periods, which can range from three months to the end of a contract year.
Transportation services revenues are recognized as the services have been completed, meaning the related services have been rendered. At that point, delivery of service has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured. Amounts received from customers in advance of transportation services being rendered are recorded as deferred revenue.
Asset Retirement Obligations
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
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $151,305 as of December 31, 2015, based on the market price quoted from external sources, compared with a carrying value of $196,500. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
Net Income per Limited Partner Unit
We have identified the sponsor’s incentive distribution rights as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income, after deducting any sponsor incentive distributions, by the weighted-average number of outstanding limited partner units. Through March 31, 2014, basic and diluted net income per unit were the same as there were no potentially dilutive common or subordinated units outstanding.
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
Income Taxes
The Partnership is a pass-through entity and is not considered a taxing entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Condensed Consolidated Financial Statements. The Partnership's net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At December 31, 2015 and 2014, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.
Related Party Transactions
Effective August 16, 2012, our sponsor entered into a Services Agreement with our General Partner, Hi-Crush Services and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the years ended December 31, 2015, 2014 and 2013, the Partnership incurred $3,548, $9,421 and $5,122, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of December 31, 2015 and 2014, an outstanding balance of $1,325 and $13,459, respectively, payable to our sponsor is maintained as a current liability under the caption “Due to sponsor”.
During the years ended December 31, 2015 and 2014, the Partnership purchased $33,406 and $23,705, respectively, of sand from Hi-Crush Whitehall LLC, a subsidiary of our sponsor and the entity that owns the sponsor's Whitehall facility, at a purchase price in excess of our production cost per ton.
During the years ended December 31, 2015 and 2014, the Partnership purchased $2,754 and $1,385, respectively, of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC. The father of Mr. Alston, who is our general partner's Chief Operating Officer, owned a beneficial equity interest in Northern Frac Proppants II, LLC. The terms of the purchase price were the result of arm's length negotiations.

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
Interest Rate Risk
As of December 31, 2015, we had $254,395 of principal outstanding under our revolving credit agreement, senior secured term loan facility and other notes payable, with an effective interest rate of 4.58%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $1,166 per year.
Credit Risk – Customer Concentration
During the year ended December 31, 2015, 68% of our revenues were earned from four of our customers. Our customers are generally pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our general partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our general partner's Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our general partner's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report which appears herein.
Changes in Internal Controls Over Financial Reporting
During the quarter ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management of Hi-Crush Partners LP
We are managed and operated by the board of directors and executive officers of our general partner. As of February 19, 2016, our sponsor owned 13,640,351 common units and all the incentive distribution rights. As a result of owning our general partner, our sponsor has the right to appoint all members of the board of directors of our general partner, including the independent directors. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operation. Our general partner owes certain duties to our unitholders as well as a fiduciary duty to its owners.
Our general partner has ten directors, three of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly-traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. As of December 31, 2015, the following directors served on the audit committee:

Name	Independence Status
John F. Affleck-Graves	Independent
John Kevin Poorman	Independent
Joseph C. Winkler III	Independent
All of the executive officers of our general partner allocate their time between managing our business and affairs and the business and affairs of our sponsor. While the amount of time that our executive officers devote to our business and the business of our sponsor varies in any given year based on a variety of factors, we currently estimate that each of our executive officers spend approximately 75% of their time on the management of our business. Our executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.
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

Name	Age	Position With Our General Partner
Robert E. Rasmus	58	Chief Executive Officer and Director
Jefferies V. Alston, III	38	Chief Operating Officer and Director
Laura C. Fulton	52	Chief Financial Officer
Mark C. Skolos	56	General Counsel and Secretary
Chad M. McEver	43	Vice President
William E. Barker	34	Vice President
James M. Whipkey	58	Chairman of the Board
John F. Affleck-Graves	65	Director
Gregory F. Evans	35	Director
John R. Huff	69	Director
John Kevin Poorman	64	Director
Trevor M. Turbidy	48	Director
Graham R. Whaling	61	Director
Joseph C. Winkler III	64	Director
Robert E. Rasmus—Chief Executive Officer and Director. Mr. Rasmus is a co-founder of Hi-Crush Proppants LLC and has served as its Co-Chief Executive Officer since its formation in October 2010 until November 2015 when he became sole Chief Executive Officer. Mr. Rasmus was named Co-Chief Executive Officer and appointed to the board of directors of our general partner in May 2012 until November 2015 when he became sole Chief Executive Officer. Mr. Rasmus was a founding member of Red Oak Capital Management LLC (“ROCM”) in June 2002 and has served as Managing Director since inception. ROCM’s business model centered on partnering with the largest oil services companies in unconventional basins in the United States. Prior to the founding of ROCM, Mr. Rasmus was the President of Thunderbolt Capital Corp., a venture firm focused on start-up and early stage private equity investments. Previously, Mr. Rasmus started, built and expanded a variety of domestic and international capital markets and corporate finance businesses. Mr. Rasmus was the Senior Managing Director of Banc One Capital Markets, Inc. (formerly First Chicago Capital Markets, Inc.) where he was responsible for the high yield and private placement businesses while functioning as a member of the management committee. Prior thereto, Mr. Rasmus was the Managing Director and Head of Investment Banking in London for First Chicago Ltd. Mr. Rasmus holds a BA in Government and International Relations from the University of Notre Dame. We believe that Mr. Rasmus’ industry experience and deep knowledge of our business makes him well-suited to serve on the board of directors of our general partner.
Jefferies V. Alston, III—Chief Operating Officer and Director. Mr. Alston has served as Chief Operating Officer of Hi-Crush Proppants LLC since May 2011 and was appointed Chief Operating Officer and appointed to the board of directors of our general partner in May 2012. Mr. Alston founded Trinity Consulting, LLC (“Trinity”) in December 2009, where he designed and managed construction of numerous frac sand processing facilities and became one of the leading consultants in the industry, until dissolving Trinity to join Hi-Crush Proppants LLC. Mr. Alston worked for Alston Equipment Company, Inc. (“Alston Equipment”) from February 1999 until he founded Trinity in December 2009. While at Alston Equipment, Mr. Alston was responsible for sales, growth initiatives and customer relations. Mr. Alston attended The University of Southern Mississippi and Southeastern Louisiana University. With his extensive knowledge of the frac sand industry, we believe Mr. Alston brings substantial experience and leadership skills to the board of directors of our general partner.
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
Chad M. McEver—Vice President. Mr. McEver has served as Vice President of Hi-Crush Proppants LLC since its inception in October 2010. Since December 1, 2015, Mr. McEver has had responsibility for the commercial and distribution operations of the company. Mr. McEver was named Vice President of our general partner in May 2012. Mr. McEver joined ROCM as an Associate in 2004 and has served as Vice President since 2010. In executing the business model of ROCM, Mr. McEver has been responsible for analysis, execution and origination of projects with exploration and production and oilfield services companies and ROCM’s co-investors. From 2001 to 2004, Mr. McEver was a Director at EnerCom, Inc., an investor relations consulting firm exclusively serving the energy industry. From 1999 to 2001, Mr. McEver was an analyst in the investment banking energy group at Raymond James & Associates. Mr. McEver holds a BBA from Stephen F. Austin State University and an MBA in Finance from the University of Denver.
William E. Barker—Vice President. Mr. Barker has served as Vice President of Logistics and Site Development of Hi-Crush Proppants LLC since March 2015.  From September 2013 to February 2015, he served as Assistant General Counsel of Hi-Crush Proppants LLC.  Prior to joining Hi-Crush Proppants LLC, from September 2008 to September 2013, Mr. Barker specialized in securities law and mergers and acquisitions for the law firm of Norton Rose Fulbright US LLP.  Mr. Barker holds a Bachelor of Arts degree in Economics from Rice University, where he graduated magna cum laude, and a Juris Doctorate from the University of Houston Law Center, where he graduated as a member of the Order of the Coif.
James M. Whipkey—Chairman of the Board. Mr. Whipkey has a 35 year background in the oil and natural gas industry with broad experience in both technical and financial areas. Mr. Whipkey was named Chairman of the Board of our general partner in November 2015. Mr. Whipkey is a co-founder of Hi-Crush Proppants LLC and served as its Co-Chief Executive Officer from October 2010 to November 2015. Mr. Whipkey was named Co-Chief Executive Officer and appointed to the board of directors of our general partner in May 2012. Mr. Whipkey was a founding member of ROCM in June 2002 and has served as Managing Director since inception. Prior to the founding of ROCM, Mr. Whipkey was an equity analyst covering the exploration and production sector, most recently as a Managing Director at ABN Amro Bank N.V. From 1997 to 2000, Mr. Whipkey was the Chief Financial Officer and Treasurer for NYSE-listed Benton Oil and Gas Company. Prior thereto, Mr. Whipkey worked in a number of investment banking positions managing a wide range of relationships and responsibilities in the energy sector. His various roles included energy derivatives trading at Phibro Energy Inc., investment banking at Kidder, Peabody & Co., and stock analysis at Lehman Brothers Holdings Inc., where he won “All-Star” recognition from the Wall Street Journal in both the E&P and oil service sectors. Mr. Whipkey began his career as a petroleum engineer with Amoco Corporation where he spent five years in operations, drilling and reservoir simulation roles. Mr. Whipkey holds a BS in Petroleum and Natural Gas Engineering from The Pennsylvania State University and an MBA in Finance from the University of Chicago. We believe that Mr. Whipkey’s experience in senior financial management and knowledge of our business serve him well as a member of the board of directors of our general partner.
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

Joseph C. Winkler III—Director. Mr. Winkler joined the board of directors of our general partner in connection with our IPO and serves as the Chairman of the Audit Committee and Conflicts Committee. Mr. Winkler served as Chairman and Chief Executive Officer of NYSE-listed Complete Production Services, Inc. (“Complete”), a provider of specialized oil and gas services and equipment in North America, from March 2007 until February 2012, at which time Complete was acquired by Superior Energy Services, Inc. From June 2005 to March 2007, Mr. Winkler served as Complete’s President and Chief Executive Officer. Prior to that, from March 2005 until June 2005, Mr. Winkler served as the Executive Vice President and Chief Operating Officer of National Oilwell Varco, Inc., an oilfield capital equipment and services company, and from May 2003 until March 2005 as the President and Chief Operating Officer of the company’s predecessor, Varco International, Inc. (“Varco”). From April 1996 until May 2003, Mr. Winkler served in various other capacities with Varco and its predecessor, including Executive Vice President and Chief Financial Officer. From 1993 to April 1996, Mr. Winkler served as the Chief Financial Officer of D.O.S., Ltd., a privately held provider of solids control equipment and services and coil tubing equipment to the oil and gas industry, which was acquired by Varco in April 1996. Prior to joining D.O.S., Ltd., Mr. Winkler served as Chief Financial Officer of Baker Hughes INTEQ, and served in a similar role for various companies owned by Baker Hughes Incorporated including Eastman/Telco and Milpark Drilling Fluids. Mr. Winkler served as a member of the board of directors of Dresser-Rand Group, Inc., a NYSE-listed provider of rating equipment solutions, until its acquisition by Siemens in July 2015. Mr. Winkler is also a member of the board of directors of Commercial Metals Company, a vertically integrated Fortune 500 steel company, and serves on its Finance Committee and Compensation Committee, and a member of the board of directors of Eclipse Resources Corporation, an independent exploration and production company, and serves on its audit and compensation committees. Mr. Winkler recently joined the board of directors of Tetra Technologies Inc. and is a member of its audit committee. Mr. Winkler received a BS degree in Accounting from Louisiana State University. We believe that Mr. Winkler’s many years of operational, financial, international and capital markets experience, a significant portion of which was with publicly traded companies in the oil and gas services, manufacturing and exploration and production industries, make him particularly well-suited to serve on the board of directors of our general partner.
Director Independence
As of December 31, 2015, three of our directors were independent.
Committees of the Board of Directors
The board of directors of our general partner maintains an audit committee and a conflicts committee. As permitted by NYSE rules, we do not currently have a compensation committee, but rather the board of directors of our general partner approves equity grants to directors and employees.
Audit Committee
We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary. Messrs. Winkler, Affleck-Graves and Poorman are the members of the audit committee, with Mr. Winkler currently serving as chairman.
The board of directors of our general partner has determined that Mr. Winkler qualifies as an “audit committee financial expert,” as such term is defined under SEC rules.
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

Conflicts Committee
Three independent members of the board of directors of our general partner serve on the conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is in our best interest. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including our sponsor, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee are conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. Messrs. Winkler, Affleck-Graves and Poorman are the members of the conflicts committee, with Mr. Winkler currently serving as chairman.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, certain officers and directors of our general partner, and persons beneficially owning more than 10% of our units, are required to file with the SEC reports of their initial ownership and changes in ownership of our units. These officers and directors, and persons beneficially owning more than 10% of our units are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from reporting persons that no other reports were required for those persons, we believe that during 2015, all officers and directors, and persons beneficially owning more than 10% of our units who were required to file reports under Section 16(a) complied with such requirements on a timely basis except that a Form 4 filed by Mr. Huff with respect to the award of common units in the Partnership representing limited partner units was not timely filed.
Corporate Governance Matters
We have a Code of Business Conduct and Ethics for directors, executive officers and employees that applies to, among others, the principal executive officers, principal financial officer and principal accounting officer or controller of our general partner, as required by SEC and NYSE rules. Furthermore, we have Corporate Governance Guidelines and charters for our Audit Committee and Conflicts Committee. Each of the foregoing is available on our website at www.hicrushpartners.com in the “Corporate Governance” section. We provide copies, free of charge, of any of the foregoing upon receipt of a written request to Hi-Crush Partners LP, Three Riverway, Suite 1350, Houston, Texas 77056, Attn: General Counsel. We disclose amendments and director and executive officer waivers with regard to the Code of Business Conduct and Ethics, if any, on our website or by filing a Current Report on Form 8-K to the extent required.
The certifications of our general partner’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to this Annual Report on Form 10-K.
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
Executive Sessions of Non-Management Directors
The board of directors of our general partner holds regular executive sessions in which the independent directors meet without any non-independent directors or members of management. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. The director who presides at these meetings, the Lead Director, is chosen by the board of directors to serve until the first meeting of the Board to occur after the first anniversary of the date that the Lead Director is chosen. The current Lead Director is Mr. Winkler.

ITEM 11. EXECUTIVE COMPENSATION
(All amounts presented in dollars)
Compensation Discussion and Analysis
General
As a publicly traded limited partnership, we do not have directors, officers or employees. Instead, we are managed by the board of directors of our general partner, Hi-Crush GP LLC, and the executive officers of our general partner perform all of our management functions. Other than Mssrs. McEver and Barker who are employed by Hi-Crush Services, a subsidiary of our sponsor, Hi-Crush Proppants LLC, all of our general partner’s named executive officers are employed by our sponsor. Under the Services Agreement, we reimburse Hi-Crush Services, on a monthly basis, for the allocable expenses that it and our sponsor incurs in compensating our general partner’s named executive officers. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence-Other Transactions with Related Persons” for more information about the Services Agreement.
Other than equity-based incentive grants under our long-term incentive plan, our sponsor as the ultimate employer of our named executive officers has responsibility and authority for non-equity based compensation related decisions for our Co-Chief Executive Officers and our Chief Operating Officer and, upon consultation with and recommendations by our Co-Chief Executive Officers, for our Chief Financial Officer and General Counsel. Although our sponsor has the ultimate responsibility and authority for non-equity based compensation related decisions for our named executive officers, it regularly consults with, receives recommendations from, and obtains the approval of, the board of directors of our general partner with respect to non-equity based compensation related decisions. All compensation decisions for employees of Hi-Crush Services, including those for the individuals who are executive officers of our general partner, are made at the discretion of our Co-Chief Executive Officers, subject to approval by our sponsor and consultation with the board of directors of our general partner. All determinations with respect to equity awards made under the Partnership’s Long-Term Incentive Plan ("LTIP"), are made by the board of directors of our general partner, following the recommendation of our sponsor and the approval of the board of directors of our general partner and, where appropriate, the conflicts committee of the board of directors of our general partner.
For the year ended December 31, 2015, the named executive officers ("NEOs"), of our general partner were the following:

•	Robert E. Rasmus, Co-Chief Executive Officer (Principal Executive Officer)(a)

•	James M. Whipkey, Co-Chief Executive Officer (Principal Executive Officer)(b)

•	Laura C. Fulton, Chief Financial Officer (Principal Financial Officer)

•	Jefferies V. Alston, III, Chief Operating Officer

•	Mark C. Skolos, General Counsel and Secretary

•	Chad M. McEver, Vice President, Commercial and Distribution

•	William E. Barker, Vice President, Logistics and Site Development

(a)	Mr. Rasmus became the sole Chief Executive Officer and Principal Executive Officer upon Mr. Whipkey’s resignation as Co-Chief Executive Officer of our general partner effective November 5, 2015.

(b)	Mr. Whipkey resigned as Co-Chief Executive Officer of our general partner effective November 5, 2015.
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
In early 2014, we engaged the services of BDO USA, LLP, or BDO, a compensation consultant, to conduct a study to assist us in establishing overall compensation targets for our named executive officers. We consider BDO to be independent of the Partnership and therefore the work performed by BDO does not create a conflict of interest. The BDO study was based on compensation as reported in the proxy statements, Form 8-K filings and the annual reports on Form 10-K for a peer company group comprising energy focused partnerships and certain competitors.
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
The compensation analysis provided by BDO covered all major components of total compensation, including annual base salary, annual short-term cash incentive and long-term incentive awards for the senior executives of these companies. The board of directors of our general partner utilized the information provided by BDO to compare the levels of annual base salary, annual short-term cash incentive and long-term equity incentive awards at the peer companies with those of its named executive officers to ensure that compensation of our named executive officers is both consistent with our compensation philosophy and competitive with the compensation for executive officers of the peer companies. The board of directors of our general partner also considered and reviewed the results of the study performed by BDO to ensure the results indicated that our compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives.
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
Similar to 2014, our Co-Chief Executive Officers and Chief Operating Officer each received an annual base salary of one dollar in 2015.
Annual Short-Term Cash Incentive
Under the annual short-term cash incentive plan, or STI, annual cash incentives are provided to executives to promote the achievement of our performance objectives. For our Co-Chief Executive Officers and Chief Operating Officer, target incentive opportunities are established as a dollar amount. Target incentive opportunities for our other named executive officers under the STI are established as a percentage of base salary. Incentive amounts are intended to provide total cash compensation consistent with opportunities available to executive officers in comparable positions in companies of comparable size when target performance is achieved, below such levels when performance is less than target and above the market median when performance exceeds target, with appropriate adjustments to reflect our organizational structure containing Co-Chief Executive Officers. The BDO study was used to determine the competitiveness of the incentive opportunity for comparable positions. For Ms. Fulton, Mr. Skolos, Mr. McEver and Mr. Barker, STI payments are generally paid in cash in February of each year for the prior fiscal year’s performance.
In order to provide a further focus on long-term value creation and enhance executive retention, our sponsor and the board of directors of our general partner determined that for our Co-Chief Executive Officers and Chief Operating Officer in 2015, 50% of each of such named executive officer’s STI payment will be paid in cash in February for the prior fiscal year’s performance and the remaining 50% of such STI payment will be awarded as performance based vesting phantom limited partner units ("PPUs"), under the Partnership’s Long-Term Incentive Plan, with the PPUs vesting at the end of a three-year performance period. Please see “Compensation Discussion and Analysis-Components of Executive Compensation-Long-Term Incentive Compensation” below for a discussion regarding the PPUs.
In 2015, the STI objectives were initially designed and proposed by our Co-Chief Executive Officers, working with certain members of the board of directors of our general partner, including the Chairman of the conflicts committee of the board of directors of our general partner. The objectives of the STI were both oriented towards the Partnership and the Hi-Crush enterprise, which includes both Hi-Crush Proppants LLC, the owner of our general partner, and the Partnership combined. The STI objectives approved by our sponsor and the board of directors of our general partner were divided as follows for each of our named executive officers other than Mr. McEver and Mr. Barker: (1) Partnership objectives accounted for 80% of the STI and (2) applicable strategic individual objectives accounted for 20% of the STI. Mr. McEver’s and Mr. Barker's Partnership objectives and their strategic individual objectives each accounted for 50% of the STI. Individual objectives focus on specific strategic objectives to be targeted by each named executive officer for that particular calendar year. The target STI opportunities for 2015 as a percentage of base salary, or as an established dollar amount, as applicable, were as follows:

Name and Principal Position	2015 Targeted STI Opportunity
Robert E. Rasmus, Co-Chief Executive Officer	$1,666,667
James M. Whipkey, Co-Chief Executive Officer	$1,666,667
Laura C. Fulton, Chief Financial Officer	83% of base salary
Jefferies V. Alston, III, Chief Operating Officer	$1,666,667
Mark C. Skolos, General Counsel and Secretary	83% of base salary
Chad M. McEver, Vice President, Commercial and Distribution	40% of base salary
William E. Barker, Vice President, Logistics and Site Development	40% of base salary
For 2015, there were three stated Partnership objectives under the STI, which accounted for 80% of the total STI (the "contingent amount"). These Partnership objectives were the following: (1) achievement of our budget for Adjusted EBITDA, which accounted for 50% of the contingent amount, (2) achievement of a targeted annual growth in distributions to unitholders, which accounted for 25% of the contingent amount, and (3) achievement of a targeted year-over-year growth in total unitholder return, which accounted for 25% of the contingent amount. The payout on these Partnership objectives ranged from 0% if the minimum level of performance was not achieved, 50% if the minimum level of performance was achieved, 100% if the target level of performance was achieved and with respect to (x) our Co-Chief Executive Officers and Chief Operating Officer, 150% if the maximum level of performance was achieved and (y) our other named executive officers, 200% if the maximum level of performance was achieved. If the performance level falls between these percentages, payout is determined by straight-line interpolation.

The level of performance achieved in 2015 for each of the Partnership objectives was as follows:

STI Partnership Objectives	Level of Performance Achieved
(1) Adjusted EBITDA	Below Minimum
(2) Annual Distribution Growth	Below Minimum
(3) Year-over-Year Total Unitholder Return	Below Minimum
For 2015, the named executive officers' individual objectives under the STI accounted for 20% of the total STI other than for Mr. McEver’s and Mr. Barker's individual objectives under the STI, which accounted for 50% of the total STI. The individual objectives were based on applicable strategic goals and objectives of the Partnership. Similar to the payout on the Partnership objectives, the payout on the individual objectives range from 0% if the minimum level of performance was not achieved, 50% if the minimum level of performance was achieved, 100% if the target level of performance was achieved and with respect to (x) our Co-Chief Executive Officers and Chief Operating Officer, 150% if the maximum level of performance was achieved and (y) our other named executive officers, 200% if the maximum level of performance was achieved, with straight-line interpolation used to determine the payout if the performance level falls between these percentages. Our sponsor and the board of directors of our general partner may apply discretion in determining actual payouts below stated maximums based on its assessment of the Partnership’s overall performance for the year.
Early in 2016, management prepared a report on the achievement of the Partnership objectives and the individual objectives. These results were reviewed by our sponsor and the board of directors of our general partner in January 2016, including a calculation of the percentage achievement of each objective for purposes of the STI program. Based on their review, the sponsor and the board of directors determined that no funding for any incentive payouts for the NEO's would be approved based on the 2015 financial performance as compared to goals.
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
The LTIP’s objective is to provide a focus on long-term value creation and enhance executive retention. The board of directors of our general partner approved the issuance under our LTIP in February 2015 of PPUs to each of our named executive officers and awards of both PPUs and time based vesting phantom limited partner units ("TPUs") to Mssrs. McEver and Barker.
The number of PPUs that will vest will range from 0% to 200% of the number of initially granted PPUs and is dependent on the Partnership’s total unitholder return ("TUR"), over a three-year performance period compared to the TUR of each entity in the Alerian MLP Index based on the Partnership's average position among the Peer Group for each calendar quarter in the Performance Period based on Quarterly TUR. Each PPU represents the right to receive, upon vesting, one common unit representing limited partner interests in the Partnership. The PPUs are also entitled to forfeitable distribution equivalent rights ("DERs"), which accumulate during the performance period and are paid in cash on the date of settlement. The amount paid on the DERs will equal the quarterly distributions actually paid on the underlying securities during the performance period. Termination of employment for any reason will result in the forfeiture of any unvested units and unpaid DERs. We believe that utilizing total unitholder return as the long-term performance measure for these awards provides incentive for the continued growth of our operating footprint and distributions to unitholders. The PPUs will vest if the named executive officer continuously provides services to the Partnership from the date of grant until the end of the performance period.
If our Average TUR ranking among the companies in the group over the performance period is below the 25th percentile, 0% of the performance units will vest. If our Average TUR ranking over the performance period is greater than the 25th percentile but less than or equal to the 50th percentile, 50% to 100% of the performance units will vest. If our Average TUR ranking over the performance period is greater than the 50th percentile but less than or equal to the 75th percentile, 100% to 200% of the performance units will vest. If our Average TUR ranking over the performance period is greater than the 75th percentile, 200% of the performance units will vest. The number of phantom units that vest between applicable percentiles will be determined by straight-line interpolation. In addition, the board of directors of the general partner has discretion to increase or decrease the number of phantom units earned by up to 20%.
The TPUs vest 100% on the third anniversary of the date of grant.

To determine the number of PPUs or TPUs to be granted to each named executive officer in February 2015, we determined the dollar amount of long-term incentive compensation that we wanted to provide, and then granted the number of PPUs or TPUs that had a fair market value equal to that amount on the date of grant. For our Co-Chief Executive Officers and Chief Operating Officer, long-term incentive awards were determined using the BDO study for individuals in comparable positions and an analysis of the scope and responsibility of their roles and duties and also reflected the significant contribution of each individual to the Partnership’s profitability and success since the Partnership’s initial public offering in 2012. For our other named executive officers, long-term incentive awards for executives under the plan were established as a percentage of base salary (which reflects position and level of responsibility), with reference to the BDO study data for individuals in comparable positions.
The target 2015 long-term incentive opportunities, expressed as a dollar amount or percentage of base salary, as applicable, and the number of PPUs and TPUs awarded in February 2015, were as follows:

Name and Principal Position	2015 Long-Term Incentive Award Value	2015 PPUs Awarded (a)	2015 TPUs Awarded (a)
Robert E. Rasmus, Co-Chief Executive Officer	$1,081,785	30,750	—
James M. Whipkey, Co-Chief Executive Officer (b)	$1,081,785	30,750	—
Laura C. Fulton, Chief Financial Officer	130% of base salary	11,000	—
Jefferies V. Alston, III, Chief Operating Officer	$1,081,785	30,750	—
Mark C. Skolos, General Counsel and Secretary	113% of base salary	8,000	—
Chad M. McEver, Vice President, Commercial and Distribution	50% of base salary	1,550	1,550
William E. Barker, Vice President, Logistics and Site Development	95% of base salary	2,700	2,700

(a)
Represents 100% of the PPUs awarded to the named executive officer. As discussed above, depending on the Partnership’s performance over a three-year period, between 0% and 200% of the performance units will vest.

(b)
In connection with Mr. Whipkey’s resignation as Co-Chief Executive Officer of our general partner effective November 5, 2015, his previously granted PPUs, including the 2015 PPUs, terminated for no value.

Other Compensation
Unit purchase program
During 2015, the board of directors approved the adoption of the Hi-Crush Partners LP Unit Purchase Program (the "UPP") offered under the LTIP as a purchase right for units. The UPP provides participating directors and employees, including the named executive officers, the opportunity to purchase common units representing limited partner interests of the Partnership at a discount. Employees earning more than $1 annual salary contribute to the UPP through payroll deductions not to exceed 35% of such employee’s eligible compensation during the applicable offering period. Directors and employees earning $1 annual salary contribute to the UPP through cash contributions not to exceed $150,000 in the aggregate.
On December 14, 2015, each named executive officer participating in the UPP was granted the right to purchase, on February 28, 2017 at $5.14 per common unit, up to the number of common units set forth in the table below, which shall be equal to (a)(i) such named executive officer’s aggregate dollar amount of contributions elected to be made to the UPP during the period of the UPP’s applicability divided by (ii) $5.14 (for named executive officers earnings $1 annual salary), or (b)(i) such named executive officer’s elected percentage of compensation multiplied by (ii) his or her actual eligible compensation during the period of the UPP's applicability divided by (iii) $5.14 (for named executive officers earning more than $1 annual salary), in each case capped at 20,000 common units:

Name and Principal Position	Purchase Rights for Common Units Granted Under the UPP
Robert E. Rasmus, Co-Chief Executive Officer	20,000	(a)
James M. Whipkey, Co-Chief Executive Officer	20,000	(a)
Laura C. Fulton, Chief Financial Officer	20,000	(b)
Jefferies V. Alston, III, Chief Operating Officer	—	(a)
Mark C. Skolos, General Counsel and Secretary	5,799	(b)
Chad M. McEver, Vice President, Commercial and Distribution	17,455	(b)
William E. Barker, Vice President, Logistics and Site Development	16,643	(b)

(a)
Calculated based on application of the formula set forth above, using the dollar amount of contributions currently elected by the named executive officer.  This number may be reduced based on reductions in the named executive officer’s elected dollar amount of contributions.

(b)
Calculated based on the application of the formula set forth above, using the named executive officer’s current elected percentage of compensation and amount of eligible compensation.  This number may increase due to increases in the named executive officer’s actual eligible compensation or be reduced based on reductions in the named executive officer’s elected percentage of compensation or amount of actual eligible compensation.

Incentive Profits Interests
Pursuant to their employment agreements, each of Ms. Fulton, Mr. Skolos and Mr. McEver have been granted a 0.75% profits interest, 0.25% profits interest and 0.50% profits interest, respectively, in our sponsor entitling them to receive 0.75%, 0.25% and 0.50%, respectively, of any net distributions by our sponsor after the capital members of the sponsor have received aggregate distributions from our sponsor above applicable threshold amounts for each executive officer. Upon the receipt by the capital members of aggregate distributions from the sponsor above certain incremental thresholds, Mr. McEver’s profits interest increases from 0.50% up to a maximum 0.80% of any net distributions by our sponsor. No profits interest was paid to Ms. Fulton, Mr. Skolos or Mr. McEver in 2015.
Benefits
The Partnership does not maintain a defined benefit or pension plan for our named executive officers because it believes such plans primarily reward longevity rather than performance. Hi-Crush Services provides benefits to all of its employees that includes health, dental, vision, basic term life insurance, personal accident insurance and short and long-term disability coverage. Employees provided to us under the Services Agreement, including our named executive officers, are entitled to the same basic benefits. For the year ended December 31, 2015, Hi-Crush Services provided a dollar-for-dollar matching contribution under the 401(k) plan on the first 3% of eligible compensation contributed to the plan, up to $7,950. The 401(k) matching contribution vests in four installments with the first 25% vesting upon completion of one year of service.
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
Accounting for Unit-Based Compensation
For unit-based compensation arrangements, including equity-based awards issued to our named executive officers, we record compensation expense over the vesting period of the awards, as discussed further in Note 10 to our consolidated financial statements.

Board of Directors Report
The board of directors of our general partner has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. The member of management with whom the board of directors of our general partner had discussions is the Chief Executive Officer. In addition, the board of directors of our general partner engaged the services of BDO USA, LLP, a compensation consultant, to conduct a study in 2014 to assist us in establishing overall compensation packages for our executives. Based on this review and discussion, we recommended that the “Compensation Discussion and Analysis” referred to above be included in this Annual Report on Form 10-K for the year ended December 31, 2015.
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

Compensation Tables
Summary Compensation Table
The following table shows the compensation paid or otherwise awarded to our fiscal year 2015 named executive officers for services rendered to us and our subsidiaries during fiscal years 2015, 2014 and 2013, as applicable. The cash compensation paid or awarded by us reflects only the portion of our sponsor’s or Hi-Crush Services’ compensation expense allocated to us by Hi-Crush Services under the Services Agreement.

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Equity Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	All Other Compensation ($)(d)		Total $
Robert E. Rasmus Co-Chief Executive Officer	2015	1	—	—	—	39,247	(e)	39,248
	2014	1	—	2,310,664	—	27,361	(e)	2,338,026
	2013	1	—	—	—	16,648	(e)	16,649
James M. Whipkey (f) Co-Chief Executive Officer	2015	1	—	—	—	29,805	(e)	29,806
	2014	1	—	2,310,664	—	20,199	(e)	2,330,864
	2013	1	—	—	—	14,260	(e)	14,261
Laura C. Fulton Chief Financial Officer	2015	225,000	—	412,720	—	16,830		654,550
	2014	219,231	—	363,182	323,000	5,928		911,341
	2013	151,250	137,500	—	266,000	11,023		565,773
Jefferies V. Alston, III Chief Operating Officer	2015	1	—	—	—	14,634		14,635
	2014	1	—	2,310,664	—	—		2,310,665
Mark C. Skolos General Counsel and Secretary	2015	187,500	—	300,160	—	15,443		503,103
	2014	183,335	—	259,438	247,000	418		690,191
	2013	108,654	—	—	190,000	7,176		305,830
Chad M. McEver Vice President, Commercial and Distribution	2015	107,500	—	110,996	—	10,571		229,067
	2014	163,400	—	—	76,000	3,790		243,190
William E. Barker Vice President, Logistics Site Development	2015	102,500	—	193,347	—	7,759		303,606

(a)
The amounts reported in this column represent (i) discretionary bonuses earned by the named executive officer during the applicable fiscal year, including the portion of any cash bonuses paid by our sponsor to the named executive officer that was reimbursable by us under the Services Agreement and (ii) any bonuses provided for in the named executive officer’s employment agreement.

(b)
Equity award amounts reflect the aggregate grant date fair value of LTIP awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. For Messrs. Rasmus, Whipkey and Alston, a portion of the amounts underlying the 2014 equity awards reflects equity grants made in 2015 for amounts earned in 2014 under the STI. See Note 10 to our consolidated financial statements for additional assumptions underlying the value of the equity awards.

(c)
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

(d)
Amounts in this column reflect the amount paid by our sponsor since 2013 that was reimbursable by us under the Services Agreement for matching 401(k) contributions and premiums paid for health and welfare benefits and coverage.

(e)
Pursuant to a management services agreement entered into between Red Oak Capital Management LLC and our sponsor, our sponsor reimburses Red Oak Capital Management LLC for the health and welfare benefits and coverage paid for Messrs. Rasmus and Whipkey.

(f)	In connection with Mr. Whipkey's resignation as Co-Chief Executive Officer of our general partner effective November 5, 2015, his PPUs terminated for no value.

Grants of Plan-Based Awards Table
The following supplemental compensation table shows compensation details on the value of plan-based incentive awards granted during 2015 to our named executive officers.  The table includes awards made during or for 2015.  The information in the table under the caption “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represents the threshold, target and maximum amounts payable under the short-term cash incentive plan for performance in 2015.  Amounts actually paid under that plan for 2015 that were allocated to us by Hi-Crush Services under the Services Agreement are set forth in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.” Information under the “Grant Date Fair Value of LTIP Awards” represents the PPUs granted to Messrs. Rasmus, Whipkey and Alston in February 2015 under our LTIP based on the achievement of the targets set forth in the STI. These amounts are set forth in the Summary Compensation Table under the caption “Equity Awards”.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards (b)			Grant Date Fair Value of LTIP Awards ($)(c)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Robert E. Rasmus
Short-term incentive plan	N/A	416,667	833,334	1,250,000	—	—	—	—
STI PPU	2/13/2015	—	—	—	15,375	30,750	61,500	1,153,740
James M. Whipkey (d)
Short-term incentive plan	N/A	416,667	833,334	1,250,000	—	—	—	—
STI PPU	2/13/2015	—	—	—	15,375	30,750	61,500	1,153,740
Laura C. Fulton
Short-term incentive plan	N/A	125,000	250,000	500,000	—	—	—	—
February 2015 PPU	2/13/2015	—	—	—	5,500	11,000	22,000	412,720
Jefferies V. Alston, III
Short-term incentive plan	N/A	416,667	833,334	1,250,000	—	—	—	—
STI PPU	2/13/2015	—	—	—	15,375	30,750	61,500	1,153,740
Mark C. Skolos
Short-term incentive plan	N/A	103,750	207,500	415,000	—	—	—	—
February 2015 PPU	2/13/2015	—	—	—	4,000	8,000	16,000	300,160
Chad M. McEver
Short-term incentive plan	N/A	43,000	86,000	172,000	—	—	—	—
February 2015 PPU	2/13/2015	—	—	—	775	1,550	3,100	58,156
February 2015 TPU	2/13/2015	—	—	—	—	1,550	—	52,840
William E. Barker
Short-term incentive plan	N/A	41,000	82,000	164,000	—	—	—	—
February 2015 PPU	2/13/2015	—	—	—	1,350	2,700	5,400	101,304
February 2015 TPU	2/13/2015	—	—	—	—	2,700	—	92,043

(a)
Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero. See “-Compensation Discussion and Analysis-Components of Executive Compensation-Annual Short-Term Cash Incentive” above for further discussion of these awards.

(b)
The number of units shown represent units awarded under the LTIP. The PPUs awarded on February 13, 2015 will vest in their entirety on December 31, 2017 if the specified performance conditions are satisfied. If minimum levels of performance are not met, then none of the PPUs will vest. See “-Compensation Discussion and Analysis-Components of Executive Compensation-Long-Term Incentive Compensation” above for further discussion of these awards. The TPUs vest 100% on the third anniversary on the grant date.

(c)
Equity award amounts reflect the aggregate grant date fair value of LTIP awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements for additional assumptions underlying the value of the equity awards.

(d)	In connection with Mr. Whipkey's resignation as Co-Chief Executive Officer of our general partner effective November 5, 2015, his PPUs terminated for no value.
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
Outstanding Equity Awards at Fiscal Year-End
The following are the outstanding equity awards for the named executive officers as of December 31, 2015:

	Outstanding LTIP Awards
Name and Principal Position	Equity Incentive Plan Awards: Unearned Units That Have Not Vested (a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($) (a)(b)
Robert E. Rasmus, Co-Chief Executive Officer (c)	47,394	280,572
James M. Whipkey, Co-Chief Executive Officer (c)	—	—
Laura C. Fulton, Chief Financial Officer	17,991	106,507
Jefferies V. Alston, III, Chief Operating Officer (c)	47,394	280,572
Mark C. Skolos, General Counsel and Secretary	12,994	76,924
Chad M. McEver, Vice President, Commercial and Distribution	3,100	18,352
William E. Barker, Vice President, Logistics and Site Development	7,448	44,092

(a)
PPUs were awarded in June 2014 and February 2015, and vest in their entirety over a range of 0% to 200% on December 31, 2016 and December 31, 2017, respectively, if the specified performance conditions are satisfied. To determine the number of unearned units and the market value of such units, the calculation of the number of PPUs granted that are expected to vest is based on assumed performance of 100%. Additionally, Mr. McEver and Mr. Barker were granted TPUs in February 2015 which vest 100% on December 31, 2017.

(b)	Value calculated based on the closing price at December 31, 2015 of our common units at $5.92.

(c)
On February 13, 2015, Messrs. Rasmus, Whipkey and Alston each received 30,750 PPUs under the LTIP for amounts earned in 2014 under the STI.  The PPUs vest in their entirety over a range of 0% to 200% on December 31, 2017 if the specified performance conditions are satisfied.  Please see “Compensation Discussion and Analysis-Annual Short-Term Cash Incentive” and “Compensation Discussion and Analysis-Long-Term Incentive Compensation” for more information about the STI award and the PPUs. In connection with Mr. Whipkey's resignation as Co-Chief Executive Officer of our general partner effective November 5, 2015, his previously granted PPUs terminated for no value. Mr. Whipkey had no outstanding equity awards as of December 31, 2015.

Option Exercises and Units Vested
Mr. Barker vested 1,070 unit awards during 2015.
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

Potential Payments Upon Termination or a Change in Control
Aggregate Payments. The table below reflects the aggregate amount of payments and benefits that we believe our named executive officers would have received under their employment agreement and the Partnership’s LTIP upon certain specified termination of employment and/or a change in control events, in each case, had such event occurred on December 31, 2015. Details regarding individual plans and arrangements follow the table. The amounts below constitute estimates of the amounts that would be paid to our named executive officers upon each designated event, and do not include any amounts accrued through fiscal 2015 year-end that would be paid in the normal course of continued employment, such as accrued but unpaid salary and benefits generally available to all salaried employees. The actual amounts to be paid are dependent on various factors, which may or may not exist at the time a named executive officer is actually terminated and/or a change in control actually occurs. Therefore, such amounts and disclosures should be considered “forward-looking statements.”

Name and Principal Position	Change in Control ($)	Termination without Cause or by Executive for Good Reason ($)	Termination with Cause or for Death or Disability ($)	Termination Due to Expiration of Term ($)
Robert E. Rasmus, Co-Chief Executive Officer	280,572	750,000	—	—
James M. Whipkey, Co-Chief Executive Officer (a)	—	—	—	—
Laura C. Fulton, Chief Financial Officer	106,507	150,000	—	150,000
Jefferies V. Alston, III, Chief Operating Officer	280,572	750,000	—	—
Mark C. Skolos, General Counsel and Secretary	76,924	125,000	—	125,000
Chad M. McEver, Vice President, Commercial and Distribution	18,352	—	—	—
William E. Barker, Vice President, Logistics and Site Development	44,092	—	—	—

(a)	Mr. Whipkey's employment agreement terminated in connection with his resignation effective November 5, 2015.
Employment Agreements. Other than Mr. McEver and Mr. Barker, each of our named executive officers has entered into an employment agreement with our sponsor. The initial term of the each employment agreement is one year from the effective date of such agreement, with automatic extensions for additional one-year periods unless either party provides at least sixty days’ advance written notice of the intent to terminate the agreement. Mr. Whipkey’s employment agreement terminated in connection with his resignation effective November 5, 2015.
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
Upon a termination by our sponsor for Cause, by the named executive officer without Good Reason, due to the named executive officer’s disability or death, or with respect to Mr. Rasmus and Mr. Alston due to expiration of the term of the employment agreement, the named executive officer is entitled to the following severance benefits: (i) payment of all accrued and unpaid base salary through the date of termination, (ii) reimbursement for all incurred but unreimbursed expenses entitled to reimbursement, and (iii) provision of any benefits to which the named executive officer is entitled pursuant to the terms of any applicable benefit plan or program (collectively, the “Accrued Obligations”). Under Ms. Fulton’s and Mr. Skolos’ employment agreement, upon a termination due to the expiration of the term, Ms. Fulton and Mr. Skolos shall be entitled to the following severance benefits: (i) payment of the Accrued Obligations and (ii) 50% of such named executive officer’s base salary, payable over the remainder of the term of the employment agreement in installments substantially similar to our sponsor’s salary payment practices.
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

The following table reflects payments that would have been made under the named executive officer’s employment agreement in the event the named executive officer’s employment was terminated as of December 31, 2015.

Name and Principal Position	Termination without Cause or by Executive for Good Reason ($)	Termination with Cause or for Death or Disability ($)	Termination Due to Expiration of Term ($)
Robert E. Rasmus, Co-Chief Executive Officer	750,000	—	—
James M. Whipkey, Co-Chief Executive Officer (a)	—	—	—
Laura C. Fulton, Chief Financial Officer	150,000	—	150,000
Jefferies V. Alston, III, Chief Operating Officer	750,000	—	—
Mark C. Skolos, General Counsel and Secretary	125,000	—	125,000
Chad M. McEver, Vice President, Commercial and Distribution	—	—	—
William E. Barker, Vice President, Logistics and Site Development	—	—	—

(a)	Mr. Whipkey's employment agreement terminated in connection with his resignation effective November 5, 2015.
Performance Phantom Unit Grants under the LTIP. Each of our named executive officers, other than Mr. Whipkey, held PPUs, under our form of phantom unit award agreement (performance based vesting) (the “PPU Award Agreement”) and the LTIP as of December 31, 2015. If a Change in Control occurs and the named executive officer has remained continuously employed by us from the date of grant to the date upon which such Change in Control occurs, then the phantom units granted to the named executive officer under the PPU Award Agreement and related distribution equivalent rights will fully vest on the date upon which such Change in Control occurs.
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

The following table reflects amounts that would have been received by each of the named executive officers under the LTIP and related PPUs in the event there was a Change in Control as of December 31, 2015. The amounts reported below assume that the price per unit of our common units was $5.92, which was the closing price per unit of our common stock on December 31, 2015.

Name and Principal Position	Change in Control ($) (a)
Robert E. Rasmus, Co-Chief Executive Officer	280,572
James M. Whipkey, Co-Chief Executive Officer (b)	—
Laura C. Fulton, Chief Financial Officer	106,507
Jefferies V. Alston, III, Chief Operating Officer	280,572
Mark C. Skolos, General Counsel and Secretary	76,924
Chad M. McEver, Vice President, Commercial and Distribution	18,352
William E. Barker, Vice President, Logistics and Site Development	44,092

(a)
Amounts reported relate to the PPUs awarded in June 2014 and February 2015, which vest in their entirety over a range of 0% to 200% on December 31, 2016 and December 31, 2017, respectively, if the specified performance conditions are satisfied. To determine the number of unearned units and the market value of such units, the calculation of the number of PPUs granted in June 2014 and February 2015 that are expected to vest is based on assumed performance of 100%. The amounts also include the value of the TPUs which were granted in June 2014 and February 2015.

(b)
In connection with Mr. Whipkey’s resignation as Co-Chief Executive Officer of our general partner effective November 5, 2015, his previously granted PPUs terminated for no value. Mr. Whipkey had no outstanding equity awards as of December 31, 2015.

Director Compensation
The executive officers of our general partner who also serve as directors of our general partner do not receive additional compensation for their services as a director of our general partner. The table below sets forth the annual compensation earned during 2015 by the non-executive directors of our general partner.

Director	Fees Earned or Paid in Cash ($)	Unit Awards ($)	Total ($)
John F. Affleck-Graves	70,000	50,000	120,000
Gregory F. Evans	—	—	—
John R. Huff	50,000	50,000	100,000
John Kevin Poorman	70,000	50,000	120,000
Trevor M. Turbidy	—	—	—
Steven A. Webster (a)	—	—	—
R. Graham Whaling (b)	—	—	—
James M. Whipkey (c)	—	—	—
Joseph C. Winkler III	100,000	50,000	150,000

(a)	Mr. Webster resigned as a director of our general partner on February 17, 2015.

(b)	Mr. Whaling was appointed as a director of our general partner on February 17, 2015.

(c)
Mr. Whipkey became a non-executive director of our general partner on November 5, 2015 in connection with his resignation as Co-Chief Executive Officer of our general partner, and was appointed as Chairman of the board of directors of our general partner on November 5, 2015.

Following the IPO on August 16, 2012, each independent director of our general partner has received an annual retainer of $50,000. Each January, our independent directors have also received an annual grant of the number of common units having a grant date fair value of approximately $50,000 as of such date. Such units are not subject to a vesting period. Further, each independent director serving as a chairman or a member of a committee of the board of directors of our general partner has received an annual retainer of $25,000 or $10,000, respectively. Beginning in 2014, Mr. Huff, who is not an independent director, also received the foregoing annual retainers and grants.

As discussed in “Item 11-Compensation Discussion and Analysis-Components of Executive Compensation-Other Compensation-Unit Purchase Program” above, directors may contribute to the UPP through cash contributions not to exceed $150,000 in the aggregate.  On December 14, 2015, each director participating in the UPP was granted the right to purchase, on February 28, 2017 at $5.14 per common unit, up to the number of common units set forth in the table below, which shall be equal to such director’s aggregate dollar amount of contributions elected to be made to the UPP during the period of the UPP’s applicability divided by $5.14, capped at 20,000 common units:

Director (a)	Purchase Rights for Common Units Granted Under the UPP (b)
John F. Affleck-Graves	20,000
John R. Huff	20,000
Joseph C. Winkler III	20,000

(a)
The UPP participation of directors who are named executive officers is provided in “Item 11-Compensation Discussion and Analysis-Components of Executive Compensation-Other Compensation-Unit Purchase Program” above.

(b)
Calculated based on application of the formula set forth above, using the dollar amount of contributions currently elected by the director.  This number may be reduced based on reductions in the director’s elected dollar amount of contributions.

Compensation Committee Interlocks and Insider Participation
None of the directors or executive officers of our general partner served as members of the compensation committee or board of directors of another entity that has or had an executive officer who served as a member of the board of directors of our general partner during 2015. Our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. In addition, as previously noted, other than for equity-based awards under our LTIP, we do not directly employ or compensate the executive officers of our general partner. Rather, under the Services Agreement, we reimburse Hi-Crush Services and its affiliates for, among other things, the allocable expenses incurred in compensating our general partner’s executive officers. Messrs. Rasmus, Whipkey and Alston, who are members of the board of directors of our general partner, are, or were during the fiscal year 2015, also executive officers of our general partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth the beneficial ownership of our common units issued and outstanding as of February 19, 2016 for:

•	our general partner;

•	beneficial owners of 5% or more of our common units;

•	each director and named executive officer of our general partner; and

•	all of our general partner's directors and executive officers as a group.

	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Hi-Crush Proppants LLC (a)(b)	13,640,351	36.80%
Hi-Crush GP LLC (b)	—	—
Robert E. Rasmus (b)(d)	58,689	*
Jefferies V. Alston, III (b)	—	—
Laura C. Fulton (b)	11,000	*
Mark C. Skolos (b)	—	—
Chad M. McEver (b)	—	—
William E. Barker (b)	1,540	*
James M. Whipkey (b)	100	*
John F. Affleck-Graves (b)	31,047	*
Gregory F. Evans (c)	—	—
John R. Huff (b)	174,066	*
John Kevin Poorman (b)	28,286	*
Trevor M. Turbidy (c)	—	—
R. Graham Whaling (c)	—	—
Joseph C. Winkler III (b)	37,376	*
All executive officers and directors as a group (14 persons)	13,982,455	37.73%

*	Less than one percent

(a)
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

(b)
The address for each of Hi-Crush Proppants LLC, Hi-Crush GP LLC, Robert E. Rasmus, Jefferies V. Alston, III, Laura C. Fulton, Mark C. Skolos, Chad M. McEver, William E. Barker, James M. Whipkey, John R. Huff, John F. Affleck-Graves, Joseph C. Winkler III and John Kevin Poorman is Three Riverway, Suite 1350, Houston, Texas 77056.

(c)	The address for each of Gregory F. Evans, Trevor M. Turbidy and R. Graham Whaling is 1000 Louisiana St., Suite 3700, Houston, Texas 77002.

(d)	Includes 500 common units owned by the reporting person’s son. Mr. Rasmus disclaims beneficial ownership of the 500 common units held by his son.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2015 with respect to compensation plans under which our equity securities are authorized for issuance.

	(1) Number of Units to be Issued Upon Exercise of Outstanding Unit Options and Rights		(2) Weighted Average Exercise Price Of Outstanding Unit Options and Rights	(3) Number of Units Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (e)
Plan Category
Equity compensation plans approved by unitholders:
N/A	—		—	—
Equity compensation plans not approved by unitholders:
Long-Term Incentive Plan (excluding Unit Purchase Program) (a)	191,890	(b)	—	1,146,824
Unit Purchase Program (c)	314,774	(d)	$5.14	(314,774)
Total for equity compensation plans	506,664		$5.14	832,050

(a)
The Partnership’s Long-Term Incentive Plan (“LTIP”) was adopted by our general partner in August 2012 in connection with our IPO. The LTIP contemplates the issuance or delivery of up to 1,364,035 common units to satisfy awards under the plan.

(b)
Represents phantom units subject to equity-settled time-based unit awards and performance unit awards granted under the LTIP, assuming the target distribution at the time of vesting. Payment with respect to the outstanding equity-settled performance unit awards range from 0% to 200% of the target distribution depending on performance actually attained, with a maximum number of 273,140 units shown in column (1) being potentially issuable under the LTIP. There is no exercise price applicable to these awards.

(c)	The Unit Purchase Program (the "UPP") was adopted under the LTIP on December 14, 2015 as a purchase right for units.

(d)
Represents purchase right for units granted under the UPP, based on all participants' currently elected percentage of compensation or aggregate dollar contribution, as applicable, and are subject to change based on changes in such elections, changes in any UPP participant's amount of compensation, and/or withdrawals from participation in the UPP. These purchase rights can be exercised on February 28, 2017 at $5.14 per common unit.

(e)
Includes units that may be issued in payment of the outstanding equity-settled performance phantom unit awards reported in column (1) if and to the extent such payment exceeds the target distribution amount reported in column (1) with respect to such awards.

On January 25, 2016, the Partnership issued 103,377 common units to certain directors. Any units awarded after December 31, 2015 are not included in the Equity Compensation Plan Information table above, which provides information as of December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
(Dollars in thousands)
On August 17, 2015, all of the 13,640,351 issued and outstanding subordinated units representing limited partner interests in the Partnership were converted into common units, on a one-for-one basis for no additional consideration, upon the expiration of the subordination period set forth in the Partnership's Second Amended and Restated Agreement of Limited Partnership. As of February 19, 2016, our sponsor owned 13,640,351 common units, representing a 36.9% ownership interest in the limited partner units, owned the incentive distribution rights and owned and controlled our general partner. Our sponsor also appoints all of the directors of our general partner, which maintains a non-economic general partner interest in us.
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
Operational Stage
Distributions of cash available for distribution to our general partner and its affiliates:

•
We will generally make cash distributions to our unitholders, including affiliates of our general partner. In addition, if distributions exceed $0.54625 per unit and other higher target distribution levels, our sponsor (as the holder of our incentive distribution rights) will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level.

•
Assuming we have sufficient cash available for distribution to pay a quarterly distribution on all of our outstanding common units for four quarters and that we pay a quarterly distribution, affiliates of our general partner would receive an annual distribution equivalent to 36.9% of cash distributions to our unitholders, up to $0.54625 per unit.

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

Contribution Agreement
We entered into a contribution agreement that affected the transactions, including the transfer of the ownership interests in certain subsidiaries related to the Wyeville facility and the issuance by us to our sponsor of common units, subordinated units and incentive distribution rights. While we believe this agreement is on terms no less favorable to any party than those that could have been negotiated with an unaffiliated third party, it was not the result of arm’s-length negotiations. All of the transaction expenses incurred in connection with these transactions were paid by our sponsor from the proceeds of the IPO.
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

Other Transactions with Related Persons
Effective August 16, 2012, our sponsor entered into a Services Agreement with our General Partner, Hi-Crush Services and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the years ended December 31, 2015, 2014 and 2013, the Partnership incurred $3,548, $9,421 and $5,122, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of December 31, 2015 and 2014, an outstanding balance of $1,325 and $13,459, respectively, payable to our sponsor is maintained as a current liability under the caption “Due to sponsor”.
During the years ended December 31, 2015 and 2014, the Partnership purchased $33,406 and $23,705, respectively, of sand from Hi-Crush Whitehall LLC, a subsidiary of our sponsor and the entity that owns the sponsor's Whitehall facility, at a purchase price in excess of our production cost per ton.
During the years ended December 31, 2015 and 2014, the Partnership purchased $2,754 and $1,385, respectively, of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC. The father of Mr. Alston, who is our general partner's Chief Operating Officer, owned a beneficial equity interest in Northern Frac Proppants II, LLC. The terms of the purchase price were the result of arm's length negotiations.
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
In the case of any sale of equity by us in which an owner or affiliate of an owner of our general partner participates, our practice is to obtain approval of the board for the transaction. The board will typically delegate authority to set the specific terms to a pricing committee, consisting of the chief executive officer and one independent director. Actions by the pricing committee require unanimous approval.

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
The audit committee of the board of directors of our general partner selected and engaged PwC to audit our consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.
The board of directors of our general partner has adopted a policy for pre-approving the services and associated fees of the independent registered public accounting firm. Under this policy, the audit committee must pre-approve all services and associated fees provided to us by its independent registered public accounting firm, with certain exceptions described in the policy.
All PwC services and fees in each of the three years ended December 31, 2015 were pre-approved by our sponsor or the board of directors of our general partner, as applicable.
The following table presents fees billed or expected to be billed for professional audit services and other services rendered to the Partnership by PwC for the periods ended December 31, 2015, 2014 and 2013 (in thousands).

	Year Ended December 31,
	2015	2014	2013
Audit Fees	$611	$665	$504
All Other Fees (a)	—	48	127
Audit-Related Fees (b)	—	92	—
Tax Fees (c)	467	312	262
Total Fees paid to PwC	$1,078	$1,117	$893
(a)Represents fees related to tax compliance and consulting.
(b)Represents fees related to offering documents.
(c)Represents fees related to tax return preparation.
The audit committee has established procedures for engagement of PwC to perform services other than audit, review and attest services. In order to safeguard the independence of PwC, for each engagement to perform such non-audit service, (a) management and PwC affirm to the audit committee that the proposed non-audit service is not prohibited by applicable laws, rules or regulations; (b) management describes the reasons for hiring PwC to perform the services; and (c) PwC affirms to the audit committee that it is qualified to perform the services. The audit committee has delegated to its chair its authority to pre-approve such services in limited circumstances, and any such pre-approvals are reported to the audit committee at its next regular meeting. All services provided by PwC in 2015 were audit-related or tax and are permissible under applicable laws, rules and regulations and were pre-approved by the board of directors of our general partner in accordance with its procedures. In 2015, the board of directors of our general partner considered the amount of non-audit services provided by PwC in assessing its independence.

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

10.2
Second Amendment, dated November 5, 2015, by and among Hi-Crush Partners LP, as borrower, Amegy Bank National Association, as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on November 6, 2015).

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

Exhibit Number	Description
10.9
First Amendment to Omnibus Agreement, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated January 31, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

10.10
Contribution Agreement by and among Hi-Crush Proppants LLC, Hi-Crush Augusta Acquisition Co. LLC and Hi-Crush Partners LP, dated April 8, 2014 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 29, 2014).

10.11†
Hi-Crush Partners LP Long-Term Incentive Plan, adopted as of August 15, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012).

10.12†
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

10.15†
Form of Hi-Crush Partners LP Unit-Purchase Program Enrollment Agreement and Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 17, 2015).

10.16†
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 23, 2016.

HI-CRUSH PARTNERS LP

By:	Hi-Crush GP LLC, its general partner

By:	/s/ Laura C. Fulton
Laura C. Fulton Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2016.
Hi-Crush Partners LP (Registrant)
By: Hi-Crush GP LLC, its general partner

Name	Capacity
/s/ Robert E. Rasmus	Chief Executive Officer and Director (Principal Executive Officer)
Robert E. Rasmus

/s/ Laura C. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)
Laura C. Fulton

/s/ James M. Whipkey	Chairman of the Board
James M. Whipkey

/s/ John F. Affleck-Graves	Director
John F. Affleck-Graves

/s/ Jefferies V. Alston, III	Director
Jefferies V. Alston, III

/s/ Gregory F. Evans	Director
Gregory F. Evans

/s/ John R. Huff	Director
John R. Huff

/s/ John Kevin Poorman	Director
John Kevin Poorman

/s/ Trevor M. Turbidy	Director
Trevor M. Turbidy

/s/ R. Graham Whaling	Director
R. Graham Whaling

/s/ Joseph C. Winkler III	Director
Joseph C. Winkler III

HI-CRUSH PARTNERS LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hi-Crush GP LLC
and Unitholders of Hi-Crush Partners LP

In our opinion, the accompanying consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, partners’ capital and cash flows present fairly, in all material respects, the financial position of Hi-Crush Partners LP and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our audits which were integrated audits in 2015 and 2014. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 23, 2016

HI-CRUSH PARTNERS LP
Consolidated Balance Sheets
(In thousands, except unit amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash	$10,414	$4,646
Restricted cash	—	691
Accounts receivable, net	41,477	82,117
Inventories	27,971	23,684
Prepaid expenses and other current assets	4,504	4,081
Total current assets	84,366	115,219
Property, plant and equipment, net	276,455	241,325
Goodwill and intangible assets, net	45,524	66,750
Other assets	13,284	12,826
Total assets	$419,629	$436,120
Liabilities, Equity and Partners' Capital
Current liabilities:
Accounts payable	$11,059	$24,878
Accrued and other current liabilities	6,340	12,248
Due to sponsor	1,325	13,459
Current portion of long-term debt	3,258	2,000
Total current liabilities	21,982	52,585
Long-term debt	251,137	198,364
Asset retirement obligations	7,066	6,730
Total liabilities	280,185	257,679
Commitments and contingencies
Equity and Partners' Capital:
General partner interest	—	—
Limited partners interest, 36,959,970 and 36,952,426 units outstanding, respectively	136,820	175,962
Total partners' capital	136,820	175,962
Non-controlling interest	2,624	2,479
Total equity and partners' capital	139,444	178,441
Total liabilities, equity and partners' capital	$419,629	$436,120

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Consolidated Statements of Operations
(In thousands, except per unit amounts)

	Year Ended December 31,
	2015	2014 (a)	2013 (a)
Revenues	$339,640	$386,547	$178,970
Cost of goods sold (including depreciation, depletion and amortization)	261,371	225,984	95,884
Gross profit	78,269	160,563	83,086
Operating costs and expenses:
General and administrative expenses	22,365	26,346	19,096
Impairments and other expenses (Note 15)	25,659	—	47
Accretion of asset retirement obligations	336	246	228
Other operating income	(12,310)	—	—
Income from operations	42,219	133,971	63,715
Other income (expense):
Interest expense	(13,809)	(9,946)	(3,671)
Net income	28,410	124,025	60,044
Income attributable to non-controlling interest	(145)	(955)	(274)
Net income attributable to Hi-Crush Partners LP	$28,265	$123,070	$59,770
Earnings per limited partner unit:
Basic	$0.73	$3.09	$2.08
Diluted	$0.73	$3.00	$2.08

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 4.
See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014 (a)	2013 (a)
Operating activities:
Net income	$28,410	$124,025	$60,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	12,270	8,858	6,132
Loss on disposal or impairments of property, plant and equipment	6,514	—	191
Amortization of intangible assets	2,620	5,186	3,687
Loss on impairment of intangible assets	18,606	—	—
Amortization of deferred charges into interest expense	2,293	1,264	463
Management fees paid by Member on behalf of Hi-Crush Augusta LLC	—	492	1,424
Accretion of asset retirement obligations	336	246	228
Unit-based compensation to independent directors and employees	2,983	1,470	100
Income from restricted cash	—	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	40,640	(44,675)	(10,201)
Prepaid expenses and other current assets	(496)	(2,360)	(250)
Inventories	(2,406)	(1,738)	(4,034)
Other assets	(2,062)	(2,974)	(2,234)
Accounts payable	(3,702)	6,890	(4,201)
Accrued and other current liabilities	(6,556)	4,579	4,339
Due to sponsor	(12,134)	3,107	10,352
Deferred revenue	—	—	(1,715)
Net cash provided by operating activities	87,316	104,370	64,323
Investing activities:
Capital expenditures for property, plant and equipment	(62,236)	(40,465)	(10,630)
Acquisition of Hi-Crush Augusta LLC	—	(224,250)	—
Acquisition of D&I Silica LLC, net	—	—	(94,955)
Restricted cash, net	691	—	—
Net cash used in investing activities	(61,545)	(264,715)	(105,585)
Financing activities:
Proceeds from issuance of long-term debt	65,000	198,000	138,250
Repayment of long-term debt	(14,928)	(139,750)	(33,250)
Proceeds from equity issuance, net	—	170,693	—
Proceeds from unit purchase program participants	403	—	—
Affiliate financing, net	—	—	5,615
Loan origination costs	(406)	(7,120)	(829)
Redemption of common units	—	(19)	—
Distributions paid	(70,072)	(77,421)	(58,414)
Net cash provided by (used in) financing activities	(20,003)	144,383	51,372
Net increase (decrease) in cash	5,768	(15,962)	10,110
Cash at beginning of period	4,646	20,608	10,498
Cash at end of period	$10,414	$4,646	$20,608
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities for additions to property, plant and equipment	$(10,117)	$7,880	$(1,994)
Affiliate debts converted into non-controlling interest	—	—	38,172
Issuance of common units for acquisition of D&I Silica, LLC	—	—	37,538
Debt financed capital expenditures	3,676	3,676	—
Increase in accrued distribution equivalent rights	245	—	—
Increase in property, plant and equipment for asset retirement obligations	—	1,857	—
Cash paid for interest	$11,516	$8,682	$3,123

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 4.
See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Consolidated Statements of Partners’ Capital
(In thousands)

	General Partner Capital	Sponsor Class B Units	Limited Partners
			Common Unit Capital	Sponsor Subordinated Unit Capital	Total Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners Capital
Balance at January 1, 2013	$—	$—	$47,566	$47,563	$95,129	$95,129	$(2)	$95,127
Issuance of 5,522 common units to independent directors	—	—	100	—	100	100	—	100
Issuance of 1,578,947 common units in acquisition of D&I Silica, LLC	—	—	37,358	—	37,358	37,358	—	37,358
Conversion of advances to Hi-Crush Proppants LLC(a)	—	9,543	—	—	—	9,543	38,172	47,715
Management fees paid by sponsor on behalf of the Partnership(a)	—	—	—	—	—	—	1,424	1,424
Distributions(a)	—	—	(27,656)	(26,121)	(53,777)	(53,777)	(4,637)	(58,414)
Net income(a)	—	—	30,953	28,817	59,770	59,770	274	60,044
Balance at December 31, 2013	—	9,543	88,321	50,259	138,580	148,123	35,231	183,354
Issuance of 12,554 common units to independent directors and employees	—	—	458	—	458	458	—	458
Unit-based compensation expense	—	—	1,109	—	1,109	1,109	—	1,109
Management fees paid by sponsor on behalf of the Partnership(a)	—	—	—	—	—	—	492	492
Issuance of 4,325,000 common units, net	—	—	170,693	—	170,693	170,693	—	170,693
Acquisition of 390,000 common units of Hi-Crush Augusta LLC	—	—	(111,794)	(78,257)	(190,051)	(190,051)	(34,199)	(224,250)
Redemption of 299 common units	—	—	(19)	—	(19)	(19)	—	(19)
Conversion of Class B units into 3,750,000 common units	—	(9,543)	9,543	—	9,543	—	—	—
Distributions(a)	(863)	—	(46,073)	(30,485)	(76,558)	(77,421)	—	(77,421)
Net income(a)	863	—	72,404	49,803	122,207	123,070	955	124,025
Balance at December 31, 2014	—	—	184,642	(8,680)	175,962	175,962	2,479	178,441
Issuance of 6,344 common units to directors	—	—	200	—	200	200	—	200
Conversion of subordinated units to common units	—	—	(19,960)	19,960	—	—	—	—
Unit-based compensation expense	—	—	2,710	—	2,710	2,710	—	2,710
Distributions, including distribution equivalent rights	(2,622)	—	(42,802)	(24,893)	(67,695)	(70,317)	—	(70,317)
Net income	2,622	—	12,030	13,613	25,643	28,265	145	28,410
Balance at December 31, 2015	$—	$—	$136,820	$—	$136,820	$136,820	$2,624	$139,444

(a) Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 4.

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

1. Business and Organization
Hi-Crush Partners LP (together with its subsidiaries, the “Partnership”, "we", "us" or "our") is a Delaware limited partnership formed on May 8, 2012 to acquire selected sand reserves and related processing and transportation facilities of Hi-Crush Proppants LLC. The Partnership is engaged in the excavation and processing of raw frac sand for use in hydraulic fracturing operations for oil and natural gas wells. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC (the “General Partner”), and a 100% limited partner interest to Hi-Crush Proppants LLC (the “sponsor”), its organizational limited partner.
On January 31, 2013, the Partnership entered into an agreement with the sponsor to acquire a preferred interest in Hi-Crush Augusta LLC ("Augusta"), the entity that owned the sponsor’s Augusta raw frac sand processing facility, for $37,500 in cash and 3,750,000 newly issued convertible Class B units in the Partnership (See Augusta Contribution below). The sponsor did not receive distributions on the Class B units until they converted into common units. The conditions precedent to conversion of the Class B units were satisfied upon payment of our distribution on August 15, 2014 and, upon such payment, the sponsor, who was the sole owner of our Class B units, elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis. The sponsor received a per unit distribution on the converted common units for the second quarter of 2014 in an amount equal to the per unit distribution that was paid to all the common and subordinated units for the same period. The 3,750,000 converted common units were sold to the public on August 15, 2014.
On June 10, 2013, the Partnership acquired an independent frac sand supplier, D & I Silica, LLC (“D&I”), transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and distributor. The Partnership acquired D&I for $95,159 in cash and 1,578,947 common units (See Note 4 – Business Combinations). Founded in 2006, D&I was the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales.
On April 8, 2014, the Partnership entered into a contribution agreement with the sponsor to acquire substantially all of the remaining equity interests in the sponsor’s Augusta facility for cash consideration of $224,250 (the “Augusta Contribution”). To finance the Augusta Contribution and refinance the Partnership’s revolving credit agreement, (i) on April 8, 2014, the Partnership commenced a primary public offering of 4,250,000 common units representing limited partnership interests in the Partnership and (ii) on April 28, 2014, the Partnership entered into a $200,000 senior secured term loan facility with certain lenders. The Partnership’s primary public offering closed on April 15, 2014. On May 9, 2014, the Partnership issued an additional 75,000 common units pursuant to the partial exercise of the underwriters' over-allotment option in connection with the April 2014 primary public offering. Net proceeds to the Partnership from the primary offering and the exercise of the over-allotment option totaled $170,693. Upon receipt of the proceeds from the public offering on April 15, 2014, the Partnership paid off the outstanding balance of $124,750 under its revolving credit agreement. The Augusta Contribution closed on April 28, 2014, and at closing, the Partnership’s preferred equity interest in Augusta was converted into common equity interests of Augusta. Following the Augusta Contribution, the Partnership owned 98.0% of Augusta’s common equity interests. In addition, on April 28, 2014, the Partnership entered into a $150,000 senior secured revolving credit agreement with various financial institutions by amending and restating its prior $200,000 revolving credit agreement (See Note 8 - Long-Term Debt).

2. Basis of Presentation
The consolidated financial statements include results of operations and cash flows for D&I prospectively from June 11, 2013.
The Augusta Contribution was accounted for as a transaction between entities under common control whereby Augusta's net assets were recorded at their historical cost. Therefore, the Partnership's historical financial information was recast to combine Augusta and the Partnership as if the combination had been in effect since inception of the common control. Refer to Note 4 for additional disclosure regarding the Augusta Contribution.

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
Restricted Cash
The Partnership pledged cash escrow accounts for the benefit of the Pennsylvania Department of Transportation, Bureau of Rail Freight, Ports and Waterways (the “Bureau”) to guarantee performance on rail improvement projects partially funded by the Bureau. The funds were released when the project was completed during 2015.
Accounts Receivable
Trade receivables relate to sales of raw frac sand and related services for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of December 31, 2015 and 2014, the Partnership maintained an allowance for doubtful accounts of $663 and $984, respectively.
Deferred Charges
Certain direct costs incurred in connection with debt financing have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the debt. Amortization expense is included in interest expense and was $2,293, $1,264 and $463 for the years ended December 31, 2015, 2014 and 2013, respectively.
On November 5, 2015, we amended our revolving credit agreement. As a result of this modification, we accelerated amortization of $662 representing a portion of the remaining unamortized balance of debt issuance costs. Refer to Note 8 - Long-Term Debt for additional disclosure on our revolver credit agreement.
The following is a summary of future amortization expense associated with deferred charges:

For the years ending December 31,
2016	$1,284
2017	1,282
2018	1,282
2019	971
2020	816
Thereafter	272
Total	$5,907
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
Mining property and development costs are amortized using the units-of-production method on estimated measured tons in in-place reserves. The impact of revisions to reserve estimates is recognized on a prospective basis.
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
Fixed assets other than plant facilities and buildings associated with productive, depletable properties are carried at historical cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Computer equipment	3 years
Furniture and fixtures	7 years
Vehicles	5 years
Equipment	5-15 years
Rail spur and asset retirement obligations	17-33 years
Rail and rail equipment	15-20 years
Transload facilities and equipment	15-20 years
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

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

During the year ended December 31, 2015, we elected to idle five destination transload facilities and three rail origin transload facilities.  In addition, to consolidate our administrative functions, we have closed down an office facility in Pennsylvania. As a result of these actions, we recognized an impairment of $6,186 related to the write-down of transload and office facilities' assets to their net realizable value. No impairment charges were recorded during the years ended December 31, 2014 and 2013.
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
During 2015, global oil and natural gas commodity prices, particularly crude oil, significantly decreased as compared to 2014. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and well completion activity, which affects the demand for frac sand.  We expect that these circumstances may continue to negatively affect our revenues, net income and cash generated from operations into 2016.
We performed our annual assessment of the recoverability of goodwill during the third quarter of 2015. Although we have seen a significant decrease in the price of our common units since August 2014, which has resulted in an overall reduction in our market capitalization, our market capitalization exceeded our recorded net book value as of September 30, 2015.  We updated our internal business outlook of the D&I reporting unit to consider the current economic environment that affects our operations. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. We calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill.
Uncertain market conditions for frac sand resulting from current oil and natural gas prices continue. Should energy industry conditions further deteriorate, there is a possibility that the $33,745 of goodwill resulting from the acquisition of D&I in 2013 may be impaired in a future period.  Any resulting non-cash impairment charges to earnings may be material. Specific uncertainties affecting our estimated fair value include the impact of competition, the prices of frac sand, future overall activity levels and demand for frac sand, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors were reviewed and assessed during the fourth quarter of 2015 and will continue to be assessed going forward. Additional adverse developments with regard to these factors could have a further negative impact on our fair value.
The Partnership amortizes the cost of other intangible assets on a straight line basis over their estimated useful lives, ranging from 1 to 20 years. An impairment assessment is performed if events or circumstances occur and may result in the change of the useful lives of the intangible assets. During the year ended December 31, 2015, we completed an impairment assessment of the intangible asset associated with the Sand Supply Agreement.  Given current market conditions, coupled with our ability to source sand from our sponsor on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606. Refer to Note 15 for additional disclosure on impairments.
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
A substantial portion of our frac sand is sold to customers with whom we have long-term supply agreements, the current terms of which expire between 2017 and 2021. The agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase by the end of the defined cure periods, which can range from three months to the end of a contract year.
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

Asset Retirement Obligations
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
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $151,305 as of December 31, 2015, based on the market price quoted from external sources, compared with a carrying value of $196,500. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
Net Income per Limited Partner Unit
We have identified the sponsor’s incentive distribution rights as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income, after deducting any sponsor incentive distributions, by the weighted-average number of outstanding limited partner units. Through March 31, 2014, basic and diluted net income per unit were the same as there were no potentially dilutive common or subordinated units outstanding.
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
Income Taxes
The Partnership is a pass-through entity and is not considered a taxing entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At December 31, 2015 and 2014, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.
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

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

In April 2015, the FASB issued Accounting Standards Update No. 2015-06, which specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the drop down transaction. In addition, the standard requires additional qualitative disclosures about how the rights to the earnings (losses) differ before and after the drop down transaction occurs for purposes of computing earnings per unit under the two-class method. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2016, and should be applied retrospectively. Adoption of this new accounting guidance will not have a material impact on the Partnerships financial position, results of operations or cash flows.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2016, at which time any debt issuance costs associated with debt liabilities will be presented as a direct deduction from the carrying amount of the debt liability. However, debt issuance costs associated with any revolving credit facility will remain an asset within the Consolidated Balance Sheets.
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

4. Business Combinations
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
The following tables summarize the supplemental Consolidated Statements of Operations information on an unaudited pro forma basis as if the acquisition had been included in our results for the year ended December 31, 2013. The tables include adjustments that were directly attributable to the acquisition or are not expected to have a future impact on the Partnership. The pro forma results are for illustrative purposes only and are not intended to be indicative of the actual results that would have occurred should the transaction have been consummated at the beginning of the period, nor are they indicative of future results of operations.

Pro Forma Financial Information for the:
Year Ended December 31, 2013
Revenues	$234,022
Net income	$69,895
Net income per limited partner unit – basic and diluted	$2.37
The pro forma financial information includes the impact of the following pro forma adjustments:

Adjustments Utilized to Prepare the Pro Forma Financial Information for the:
Debit / (Credit)	Year Ended December 31, 2013
Acquisition related expenses	$(4,775)
Other general and administrative expenses	(117)
Interest expense on debt issued to fund acquisition	1,226
Depreciation and amortization expense	(8)
Increase in weighted average common units outstanding	696,467

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

5. Goodwill and Intangible Assets
Changes in goodwill and intangible assets consisted of the following:

	Goodwill	Intangible Assets
Balance at December 31, 2013	$33,745	$38,191
Amortization expense	—	(5,186)
Balance at December 31, 2014	33,745	33,005
Loss on impairment (Note 15)	—	(18,606)
Amortization expense	—	(2,620)
Balance at December 31, 2015	$33,745	$11,779
Goodwill
As of December 31, 2015, the Partnership had goodwill of $33,745 based on the allocation of the purchase price of its acquisition of D&I.
Intangible Assets
Intangible assets arising from the acquisition of D&I consisted of the following:

		December 31,
	Useful life	2015	2014
Supplier agreements	1-20 Years	$21,997	$21,997
Customer contracts and relationships	1-10 Years	18,132	18,132
Other intangible assets	1-3 Years	1,749	1,749
Intangible assets		41,878	41,878
Less: Accumulated amortization and impairments		(30,099)	(8,873)
Intangible assets, net		$11,779	$33,005
Amortization expense was $2,620 and $5,186 for the years ended December 31, 2015 and 2014, respectively. The weighted average remaining life of intangible assets was 7 years as of December 31, 2015.
During the year ended December 31, 2015, we completed an impairment assessment of the intangible asset associated with the Sand Supply Agreement.  Given current market conditions, coupled with our ability to source sand from our sponsor on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606. Refer to Note 15 for additional disclosure on impairments.
As of December 31, 2015, future amortization is as follows:

Fiscal Year	Amortization
2016	$1,682
2017	1,682
2018	1,682
2019	1,682
2020	1,682
Thereafter	3,369
$11,779

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

6. Inventories
Inventories consisted of the following:

	December 31,
	2015	2014
Raw material	$—	$63
Work-in-progress	11,827	8,892
Finished goods	13,960	13,441
Spare parts	2,184	1,288
Inventories	$27,971	$23,684

7. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
	2015	2014
Buildings	$5,519	$3,930
Mining property and mine development	54,911	46,967
Plant and equipment	151,582	134,870
Rail and rail equipment	29,300	23,161
Transload facilities and equipment	62,557	31,742
Construction-in-progress	9,740	18,519
Property, plant and equipment	313,609	259,189
Less: Accumulated depreciation and depletion	(37,154)	(17,864)
Property, plant and equipment, net	$276,455	$241,325
Depreciation and depletion expense, was $12,270, $8,858 and $6,132 for the years ended December 31, 2015, 2014 and 2013, respectively.
The Partnership recognized a (gain) loss on the disposal of fixed assets of $72, $(15) and $191 during the years ended December 31, 2015, 2014 and 2013, respectively.
During the year ended December 31, 2015, we elected to temporarily idle the Augusta facility. No impairment was recorded related to the Augusta facility. The Partnership recognized an impairment of $6,186 related to the write-down of transload and office facilities' assets to their net realizable value and we recognized expense of $256 related to the abandonment of certain transload construction projects during the year ended December 31, 2015. These expenses are included in impairments and other expenses in our Consolidated Statements of Operations. Refer to Note 15 for additional disclosure on impairments and other expenses.

8. Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2015	2014
Term Loan Credit Facility	$194,971	$196,688
Revolving Credit Agreement	52,500	—
Other notes payable	6,924	3,676
Less: current portion of long-term debt	(3,258)	(2,000)
Long-term debt	$251,137	$198,364

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Revolving Credit Facility
On August 21, 2012, the Partnership entered into a credit agreement (the “Prior Credit Agreement”) providing for a $100,000 senior secured revolving credit facility (the “Prior Credit Facility”). In connection with our acquisition of a preferred interest in Augusta, on January 31, 2013, the Partnership entered into a consent and first amendment to the Prior Credit Agreement whereby the lending banks, among other things, agreed to amend the Prior Credit Agreement to permit the acquisition by the Partnership of a preferred equity interest in Hi-Crush Augusta LLC. On May 9, 2013, in connection with our acquisition of D&I, the Partnership entered into a commitment increase agreement and second amendment to the Prior Credit Agreement whereby the lending banks, among other things, consented to the increase of the aggregate commitments by $100,000 to a total of $200,000 and addition of lenders to the lending bank group. The outstanding balance of the Prior Credit Facility was paid in full on April 15, 2014.
On April 28, 2014, the Partnership replaced the Prior Credit Facility by entering into an amended and restated credit agreement (the "Revolving Credit Agreement"). The Revolving Credit Agreement is a senior secured revolving credit facility that permits aggregate borrowings of up to $150,000, including a $25,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans. The Revolving Credit Agreement matures on April 28, 2019. On November 5, 2015, the Partnership entered into a second amendment (the "Second Amendment") to the Revolving Credit Agreement. The Second Amendment provides for a reduction in the commitment level from $150,000 to $100,000.
The Revolving Credit Agreement is secured by substantially all assets of the Partnership. In addition, the Partnership's subsidiaries have guaranteed the Partnership's obligations under the Revolving Credit Agreement and have granted to the revolving lenders security interests in substantially all of their respective assets.
Borrowings under the Second Amendment to our Revolving Credit Agreement bear interest at a rate equal to a Eurodollar rate plus an applicable margin of 4.50% per annum through June 30, 2017 (the "Effective Period").
The Second Amendment to our Revolving Credit Agreement waives the compliance of customary financial covenants, which are a leverage ratio and minimum interest coverage ratio, through the Effective Period. In addition the Second Amendment establishes certain minimum quarterly EBITDA covenants, allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan, and requires that capital expenditures during 2016 not exceed $28,000. The Revolving Credit Agreement also contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Revolving Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. As of December 31, 2015, we were in compliance with the covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future could be affected by the levels of cash flows from our operations and events or circumstances beyond our control.  If market or other economic conditions deteriorate, our risk of non-compliance may increase.
As of December 31, 2015, we had $39,847 of undrawn borrowing capacity ($100,000, net of $52,500 indebtedness and $7,653 letter of credit commitments) under our Revolving Credit Agreement.
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

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of December 31, 2015, we were in compliance with the terms of the agreement.
As of December 31, 2015, we had $194,971 indebtedness ($196,500, net of $1,529 of discounts) under our Term Loan Credit Facility, which carried an interest rate of 4.75% as of December 31, 2015.
Other Notes Payable
During the years end December 31, 2015 and 2014, the Partnership acquired land and underlying frac sand deposits. In connection with these acquisitions, the Partnership paid cash consideration of $5,000, and issued two three-year promissory notes in the amounts of $3,676. The three-year promissory notes accrue interest at a rate equal to the applicable short-term federal rate, which was 0.56% as of December 31, 2015. All principal and accrued interest is due and payable at the end of the three-year note terms in October 2017 and December 2018, respectively. However, the notes may be prepaid on a quarterly basis during the three-year terms if sand is extracted, delivered, sold and paid for from the properties.
During the year ended December 31, 2015, the Partnership made a prepayment of $428 based on the accumulated volume of sand extracted, delivered, sold and paid for. In January 2016, the Partnership made a prepayment of $1,258 based on the volume of sand extracted, delivered, sold and paid for through the fourth quarter of 2015. We did not make any prepayments during the year ended December 31, 2014.
As of December 31, 2015, future minimum debt repayments are as follows:

Fiscal Year	Amount
2016	$3,258
2017	3,990
2018	5,676
2019	54,500
2020	2,000
Thereafter	184,971
$254,395

9. Equity
On August 17, 2015, all of the 13,640,351 issued and outstanding subordinated units, representing limited partner interests in the Partnership were converted into common units, on a one-for-one basis for no additional consideration, upon the expiration of the subordination period set forth in the Partnership's Second Amended and Restated Agreement of Limited Partnership. As of December 31, 2015, our sponsor owned 13,640,351 common units, representing a 36.9% ownership interest in the limited partner units. In addition, the sponsor is the owner of our General Partner.
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
During the years ended December 31, 2015 and 2014, $2,622 and $863 was allocated to our holders of incentive distribution rights, respectively. During the year ended December 31, 2014, no net income was allocated to our Class B units.
Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our limited partner unitholders and our holders of incentive distribution rights will receive.
Our recent distributions have been as follows:

Declaration Date	Amount Declared Per Unit	Record Date	Payment Date	Payment to Limited Partner Units	Payment to Holders of Incentive Distribution Rights
January 17, 2013	$0.4750	February 1, 2013	February 15, 2013	$12,961	$—
April 16, 2013	$0.4750	May 1, 2013	May 15, 2013	$12,961	$—
July 17, 2013	$0.4750	August 1, 2013	August 15, 2013	$13,711	$—
October 17, 2013	$0.4900	November 1, 2013	November 15, 2013	$14,144	$—
January 15, 2014	$0.5100	January 31, 2014	February 14, 2014	$14,726	$—
April 16, 2014	$0.5250	May 1, 2014	May 15, 2014	$17,388	$—
July 16, 2014	$0.5750	August 1, 2014	August 15, 2014	$19,088	$168
October 15, 2014	$0.6250	October 31, 2014	November 14, 2014	$23,092	$695
January 15, 2015	$0.6750	January 30, 2015	February 13, 2015	$24,947	$1,311
April 16, 2015	$0.6750	May 1, 2015	May 15, 2015	$24,947	$1,311
July 21, 2015	$0.4750	August 5, 2015	August 14, 2015	$17,555	$—
On October 26, 2015, we announced the Board of Directors' decision to temporarily suspend the distribution payment to common unitholders. Therefore, no quarterly distribution was declared for the third and fourth quarters of 2015.
Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Year ended December 31,
	2015	2014	2013
Basic	36,958,988	33,370,020	28,168,265
Diluted	37,150,878	35,783,540	28,168,265
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

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Diluted earnings per unit excludes any dilutive awards granted (see Note 10 - Unit-Based Compensation) if their effect is anti-dilutive. Diluted earnings per unit for the years ended December 31, 2015 and 2014 include the dilutive effect of awards granted and outstanding at the assumed number of units which would have vested if the performance period had ended at the end of the respective periods.
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
The following table provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per limited partner unit for the year ended December 31, 2015 (in thousands, except per unit amounts):

	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$1,311	$42,502	$43,813
Assumed allocation of distributions in excess of earnings	—	(15,548)	(15,548)
Assumed allocation of net income	$1,311	$26,954	$28,265

Earnings per limited partner unit - basic		$0.73
Earnings per limited partner unit - diluted		$0.73
Recasted Augusta Equity Transactions
During the years ended December 31, 2014 and 2013, the sponsor provided $492 and $1,424, respectively of management services and other expenses paid on behalf of Augusta. Such costs are recognized as non-cash capital contributions by the non-controlling interest in the accompanying financial statements.
On January 31, 2013, Augusta converted $38,172 of certain payables owed to the sponsor into capital and paid a cash distribution of $4,637 to the sponsor. Such transactions are recognized within the non-controlling interest section of the accompanying Statement of Partners' Capital.

10. Unit-Based Compensation
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at January 1, 2015	64,414	$65.57
Granted	119,550	$37.52
Forfeited	(47,394)	$48.76
Outstanding at December 31, 2015	136,570	$46.85
As of December 31, 2015, total compensation expense not yet recognized related to unvested PPUs was $3,472, with a weighted average remaining service period of 1.7 years. The weighted average grant date fair value per unit for PPUs granted during December 31, 2015 and 2014 was $37.52 and $65.57, respectively.
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at January 1, 2015	16,603	$47.33
Vested	(1,200)	$35.13
Granted	42,200	$34.09
Forfeited	(2,283)	$44.17
Outstanding at December 31, 2015	55,320	$37.63
As of December 31, 2015, total compensation expense not yet recognized related to unvested TPUs was $1,365, with a weighted average remaining service period of 1.9 years. The weighted average grant date fair value per unit for TPUs granted during December 31, 2015 and 2014 was $34.09 and $47.33, respectively. The total fair value of units vested during December 31, 2015 was $42.
Board and Other Unit Grants
The Partnership issued 6,344 and 5,532 common units to certain of its directors during the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2014, the Partnership issued 7,022 common units to certain employees which vest approximately over a two-year period. In January 2016, the Partnership issued 103,377 common units to certain of its directors.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Unit Purchase Program
During 2015, the Partnership commenced a unit purchase program ("UPP") offered under the Plan. The UPP provides participating employees and members of our board of directors the opportunity to purchase common units representing limited partner interests of the Partnership at a discount. Non-director employees contribute through payroll deductions not to exceed 35% of the employees eligible compensation during the applicable offering period. Directors contribute through cash contributions not to exceed $150 in aggregate. If the closing price of the Partnership's common units on February 28, 2017 (the "Purchase Date Price") is greater than or equal to 90% of the closing market price of our common units on a participant's applicable election date (the "Election Price"), then the participant will receive a number of common units equal to the amount of accumulated payroll deductions or cash contributions, as applicable, (the “Contribution”) divided by the Election Price, capped at 20,000 common units. If the Purchase Date Price is less than the Election Price, then the participant’s Contribution will be returned to the participant.
On the date of election, the Partnership calculates the fair value of the discount, which is recognized as unit compensation expense on a straight-line basis during the period from election date through the date of purchase.  As of December 31, 2015, total accumulated contributions of $403 from directors is maintained within the “Accrued and Other Current Liabilities” line item in our Consolidated Balance Sheet.
Compensation Expense
The following table presents total unit-based compensation expense:

	Year ended December 31,
	2015	2014	2013
Performance Phantom Units	$1,973	$954	$—
Time-based Phantom Units	724	155	—
Director and other unit grants	273	361	100
Unit Purchase Program	13	—	—
Total compensation expense	$2,983	$1,470	$100

11. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the “Services Agreement”) with our General Partner, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the years ended December 31, 2015, 2014 and 2013, the Partnership incurred $3,548, $9,421 and $5,122, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of December 31, 2015 and 2014, an outstanding balance of $1,325 and $13,459, respectively, payable to our sponsor is maintained as a current liability under the caption “Due to sponsor”.
During the years ended December 31, 2015 and 2014, the Partnership purchased $33,406 and $23,705, respectively, of sand from Hi-Crush Whitehall LLC, a subsidiary of our sponsor and the entity that owns the sponsor's Whitehall facility, at a purchase price in excess of our production cost per ton.
During the years ended December 31, 2015 and 2014, the Partnership purchased $2,754 and $1,385, respectively, of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC. The father of Mr. Alston, who is our general partner's Chief Operating Officer, owned a beneficial equity interest in Northern Frac Proppants II, LLC. The terms of the purchase price were the result of arm's length negotiations.

12. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. It conducts operations through its one operating segment titled "Frac Sand Sales". This reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

13. Asset Retirement Obligations
Although the ultimate amount of reclamation and closure costs to be incurred is uncertain, the Partnership maintained a post-closure reclamation and site restoration obligation as follows:

Balance at January 1, 2013	$4,399
Accretion expense	228
Balance at December 31, 2013	4,627
Additions to liabilities	1,857
Accretion expense	246
Balance at December 31, 2014	6,730
Accretion expense	336
Balance at December 31, 2015	$7,066

14. Commitments and Contingencies
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through December 31, 2015, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.
D&I has entered into a long-term supply agreement with a supplier (the "Sand Supply Agreement"), which includes a requirement to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreement are not in excess of our current requirements.
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $10,311, $14,583 and $8,329 for the years ended December 31, 2015, 2014 and 2013, respectively.
On October 24, 2014, the Partnership entered into a purchase and sale agreement to acquire certain tracts of land and specific quantities of the underlying frac sand deposits. The transaction includes three separate tranches of land and deposits, to be acquired over a three-year period from 2014 through 2016. During the years ended December 31, 2015 and 2014, the Partnership acquired two tranches of land for $12,352. As of December 31, 2015, the Partnership has committed to purchase the remaining tranche during 2016 for total consideration of $6,176.
The Partnership has long-term leases for railcars and equipment used at its terminal sites, some of which are also under long-term lease agreements with various railroads. Railcar rental expense was $22,027, $10,438 and $2,035 for the years ended December 31, 2015, 2014 and 2013, respectively.
During 2015, we entered into a service agreement with a transload service provider which requires us to purchase a minimum amount of services over a specific period of time at a specific location. Our failure to purchase the minimum level of services would require us to pay a shortfall fee. However, the minimum quantities set forth in the agreement are not in excess of our current forecasted requirements at this location.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

As of December 31, 2015, future minimum operating lease payments and minimum purchase commitments are as follows:

Fiscal Year	Operating Leases	Minimum Purchase Commitments
2016	$24,573	$1,007
2017	24,718	1,170
2018	23,812	1,170
2019	21,742	1,460
2020	14,093	1,890
Thereafter	12,524	4,568
	$121,462	$11,265
In addition, the Partnership has placed orders for additional leased railcars. Such long-term operating leases commence upon the future delivery of the railcars, which will result in additional future minimum operating lease payments. During the next two years, we expect to receive delivery of approximately 1,000 additional leased railcars. Following delivery of these additional railcars, we estimate our 2018 annual minimum lease payments will increase to approximately $33,000.
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

15. Impairments and Other Expenses
During the year ended December 31, 2015, global oil and natural gas commodity prices, particularly crude oil, significantly decreased as compared to 2014. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and well completion activity, which affects the demand for frac sand.
We recognized impairments and other expenses as outlined in the following table:

	Year Ended December 31,
	2015	2014	2013
Impairment of Sand Supply Agreement	$18,606	$—	$—
Impairment of idled administrative and transload facilities	6,186	—	—
Severance, retention and relocation	571	—	—
Abandonment of construction projects	256	—	47
Expiration of exclusivity agreement	40	—	—
Impairments and other expenses	$25,659	$—	$47
During 2015, we completed an impairment assessment of the intangible asset associated with the Sand Supply Agreement.  Given current market conditions, coupled with our ability to source sand from our sponsor on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606.
During 2015, we elected to temporarily idle our Augusta production facility, five destination transload facilities and three rail origin transload facilities.  In addition, to consolidate our administrative functions, we have closed down an office facility in Sheffield, Pennsylvania. As a result of these actions, we recognized an impairment of $6,186 related to the write down of transload and office facilities’ assets to their net realizable value, and severance, retention and relocation costs of $571 for affected employees. No impairment was recorded related to the Augusta facility.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

16. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter (a)(b)	Total
2015
Revenues	$102,111	$83,958	$81,494	$72,077	$339,640
Gross profit	33,472	20,260	15,094	9,443	78,269
Income (loss) from operations	27,171	14,427	(14,687)	15,308	42,219
Net income (loss)	23,854	11,448	(18,073)	11,181	28,410
Earnings (loss) per limited partner unit:
Basic	$0.61	$0.31	$(0.49)	$0.30	$0.73

2014
Revenues	$70,578	$82,724	$102,316	$130,929	$386,547
Gross profit	26,412	38,865	46,676	48,610	160,563
Income from operations	19,930	32,120	40,432	41,489	133,971
Net income	18,520	29,805	37,321	38,379	124,025
Earnings per limited partner unit:
Basic	$0.49	$0.77	$0.86	$0.85	$3.09

2013
Revenues	$24,277	$37,560	$53,158	$63,975	$178,970
Gross profit	15,357	19,736	21,289	26,704	83,086
Income from operations	11,991	15,151	15,690	20,883	63,715
Net income	11,677	14,437	14,417	19,513	60,044
Earnings per limited partner unit:
Basic	$0.40	$0.53	$0.52	$0.63	$2.08

(a)	The third and fourth quarters of 2015 include impairments and other expenses of $23,718 and $1,941, respectively. Refer to Note 15 for additional disclosure.

(b)	The fourth quarter of 2015 includes a gain of $12,310 on a contract settlement payment.

17. Condensed Consolidating Financial Information
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the subsidiaries of the Partnership as of March 31, 2014 (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities) was a 100% directly or indirectly owned subsidiary of the Partnership (the “guarantors”), will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. As of December 31, 2015, the guarantors were our sole subsidiaries, other than: Hi-Crush Finance Corp., Hi-Crush Augusta Acquisition Co. LLC, Hi-Crush Canada Inc. and Hi-Crush Canada Distribution Corp., which are our 100% owned subsidiaries, and Augusta, of which we own 98.0% of the common equity interests.
As of December 31, 2015, the Partnership had no assets or operations independent of its subsidiaries, and there were no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. As of December 31, 2015, none of the assets of our subsidiaries represented restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
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

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Balance Sheet
As of December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$4,136	$5,077	$1,201	$—	$10,414
Accounts receivable, net	—	39,292	2,185	—	41,477
Intercompany receivables	47,951	160,108	—	(208,059)	—
Inventories	—	19,180	9,159	(368)	27,971
Prepaid expenses and other current assets	57	4,282	165	—	4,504
Total current assets	52,144	227,939	12,710	(208,427)	84,366
Property, plant and equipment, net	14	164,500	111,941	—	276,455
Goodwill and intangible assets, net	—	45,524	—	—	45,524
Investment in consolidated affiliates	327,885	—	224,250	(552,135)	—
Other assets	5,907	7,377	—	—	13,284
Total assets	$385,950	$445,340	$348,901	$(760,562)	$419,629
Liabilities, Equity and Partners' Capital
Current liabilities:
Accounts payable	$56	$9,941	$1,062	$—	$11,059
Intercompany payables	—	—	208,059	(208,059)	—
Accrued and other current liabilities	1,284	1,910	3,146	—	6,340
Due to sponsor	319	575	431	—	1,325
Current portion of long-term debt	2,000	1,258	—	—	3,258
Total current liabilities	3,659	13,684	212,698	(208,059)	21,982
Long-term debt	245,471	5,666	—	—	251,137
Asset retirement obligations	—	1,935	5,131	—	7,066
Total liabilities	249,130	21,285	217,829	(208,059)	280,185
Equity and partners' capital:
Partners' capital	136,820	424,055	128,448	(552,503)	136,820
Non-controlling interest	—	—	2,624	—	2,624
Total equity and partners' capital	136,820	424,055	131,072	(552,503)	139,444
Total liabilities, equity and partners' capital	$385,950	$445,340	$348,901	$(760,562)	$419,629

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Balance Sheet
As of December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$308	$3,490	$848	$—	$4,646
Restricted cash	—	691	—	—	691
Accounts receivable, net	—	71,504	10,613	—	82,117
Intercompany receivables	88,621	120,401	—	(209,022)	—
Inventories	—	18,828	6,521	(1,665)	23,684
Prepaid expenses and other current assets	277	3,802	2	—	4,081
Total current assets	89,206	218,716	17,984	(210,687)	115,219
Property, plant and equipment, net	23	136,240	105,062	—	241,325
Goodwill and intangible assets, net	—	66,750	—	—	66,750
Investment in consolidated affiliates	277,343	—	224,250	(501,593)	—
Other assets	7,511	5,315	—	—	12,826
Total assets	$374,083	$427,021	$347,296	$(712,280)	$436,120
Liabilities, Equity and Partners' Capital
Current liabilities:
Accounts payable	$151	$21,401	$3,326	$—	$24,878
Intercompany payables	—	—	209,021	(209,021)	—
Accrued and other current liabilities	513	6,236	5,499	—	12,248
Due to sponsor	769	11,978	712	—	13,459
Current portion of long-term debt	2,000	—	—	—	2,000
Total current liabilities	3,433	39,615	218,558	(209,021)	52,585
Long-term debt	194,688	3,676	—	—	198,364
Asset retirement obligations	—	1,799	4,931	—	6,730
Total liabilities	198,121	45,090	223,489	(209,021)	257,679
Equity and partners' capital:
Partners' capital	175,962	381,931	121,328	(503,259)	175,962
Non-controlling interest	—	—	2,479	—	2,479
Total equity and partners' capital	175,962	381,931	123,807	(503,259)	178,441
Total liabilities, equity and partners' capital	$374,083	$427,021	$347,296	$(712,280)	$436,120

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$324,703	$44,085	$(29,148)	$339,640
Cost of goods sold (including depreciation, depletion and amortization)	—	257,970	33,846	(30,445)	261,371
Gross profit	—	66,733	10,239	1,297	78,269
Operating costs and expenses:
General and administrative expenses	8,717	11,201	2,447	—	22,365
Impairments and other expenses	—	25,489	170	—	25,659
Accretion of asset retirement obligations	—	136	200	—	336
Other operating income	—	(12,310)	—	—	(12,310)
Income (loss) from operations	(8,717)	42,217	7,422	1,297	42,219
Other income (expense):
Earnings (loss) from consolidated affiliates	50,541	—	—	(50,541)	—
Interest expense	(13,559)	(93)	(157)	—	(13,809)
Net income (loss)	28,265	42,124	7,265	(49,244)	28,410
Income attributable to non-controlling interest	—	—	(145)	—	(145)
Net income (loss) attributable to Hi-Crush Partners LP	$28,265	$42,124	$7,120	$(49,244)	$28,265

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$336,463	$89,208	$(39,124)	$386,547
Cost of goods sold (including depreciation, depletion and amortization)	—	225,728	39,523	(39,267)	225,984
Gross profit	—	110,735	49,685	143	160,563
Operating costs and expenses:
General and administrative expenses	13,624	10,883	1,839	—	26,346
Accretion of asset retirement obligations	—	126	120	—	246
Income (loss) from operations	(13,624)	99,726	47,726	143	133,971
Other income (expense):
Earnings (loss) from consolidated affiliates	146,444	—	—	(146,444)	—
Interest expense	(9,750)	(62)	(134)	—	(9,946)
Net income (loss)	123,070	99,664	47,592	(146,301)	124,025
Income attributable to non-controlling interest	—	—	(955)	—	(955)
Net income (loss) attributable to Hi-Crush Partners LP	$123,070	$99,664	$46,637	$(146,301)	$123,070

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$141,742	$41,630	$(4,402)	$178,970
Cost of goods sold (including depreciation, depletion and amortization)	—	74,539	24,798	(3,453)	95,884
Gross profit	—	67,203	16,832	(949)	83,086
Operating costs and expenses:
General and administrative expenses	9,729	6,476	2,891	—	19,096
Impairments and other expenses	—	47	—	—	47
Accretion of asset retirement obligations	—	117	111	—	228
Income (loss) from operations	(9,729)	60,563	13,830	(949)	63,715
Other income (expense):
Earnings (loss) from consolidated affiliates	72,984	—	—	(72,984)	—
Interest expense	(3,485)	(37)	(149)	—	(3,671)
Net income (loss)	59,770	60,526	13,681	(73,933)	60,044
Income attributable to non-controlling interest	—	—	(274)	—	(274)
Net income (loss) attributable to Hi-Crush Partners LP	$59,770	$60,526	$13,407	$(73,933)	$59,770

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$23,403	$85,781	$18,801	$(40,669)	$87,316
Investing activities:
Capital expenditures for property, plant and equipment	—	(48,158)	(14,078)	—	(62,236)
Restricted cash, net	—	691	—	—	691
Net cash used in investing activities	—	(47,467)	(14,078)	—	(61,545)
Financing activities:
Proceeds from issuance of long-term debt	65,000	—	—	—	65,000
Repayment of long-term debt	(14,500)	(428)	—	—	(14,928)
Proceeds from unit purchase program participants	403	—	—	—	403
Advances to parent, net	—	(36,299)	(4,370)	40,669	—
Loan origination costs	(406)	—	—	—	(406)
Distributions paid	(70,072)	—	—	—	(70,072)
Net cash provided by (used in) financing activities	(19,575)	(36,727)	(4,370)	40,669	(20,003)
Net increase in cash	3,828	1,587	353	—	5,768
Cash:
Beginning of period	308	3,490	848	—	4,646
End of period	$4,136	$5,077	$1,201	$—	$10,414

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$68,139	$82,840	$41,895	$(88,504)	$104,370
Investing activities:
Capital expenditures for property, plant and equipment	(20)	(15,191)	(25,254)	—	(40,465)
Acquisition of Hi-Crush Augusta LLC	—	—	(224,250)	—	(224,250)
Net cash used in investing activities	(20)	(15,191)	(249,504)	—	(264,715)
Financing activities:
Proceeds from issuance of long-term debt	198,000	—	—	—	198,000
Repayment of long-term debt	(139,750)	—	—	—	(139,750)
Proceeds from equity issuance, net	170,693	—	—	—	170,693
Advances to parent, net	(224,250)	(68,150)	212,550	79,850	—
Loan origination costs	(7,120)	—	—	—	(7,120)
Redemption of common units	(19)	—	—	—	(19)
Distributions paid	(77,421)	—	(8,654)	8,654	(77,421)
Net cash provided by (used in) financing activities	(79,867)	(68,150)	203,896	88,504	144,383
Net decrease in cash	(11,748)	(501)	(3,713)	—	(15,962)
Cash:
Beginning of period	12,056	3,991	4,561	—	20,608
End of period	$308	$3,490	$848	$—	$4,646

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$55,252	$44,503	$11,476	$(46,908)	$64,323
Investing activities:
Capital expenditures for property, plant and equipment	—	(6,260)	(4,370)	—	(10,630)
Investment in Hi-Crush Augusta LLC	(37,500)	—	—	37,500	—
Acquisition of D&I Silica LLC, net	(94,955)	—	—	—	(94,955)
Net cash used in investing activities	(132,455)	(6,260)	(4,370)	37,500	(105,585)
Financing activities:
Proceeds from issuance of long-term debt	138,250	—	—	—	138,250
Repayment of long-term debt	—	—	(33,250)	—	(33,250)
Affiliate financing, net	5,615	—	9,092	(9,092)	5,615
Advances to parent, net	—	(44,750)	—	44,750	—
Issuance of preferred units to parent	—	—	37,500	(37,500)	—
Loan origination costs	(829)	—	—	—	(829)
Distributions paid	(53,777)	—	(15,887)	11,250	(58,414)
Net cash provided by (used in) financing activities	89,259	(44,750)	(2,545)	9,408	51,372
Net increase (decrease) in cash	12,056	(6,507)	4,561	—	10,110
Cash:
Beginning of period	—	10,498	—	—	10,498
End of period	$12,056	$3,991	$4,561	$—	$20,608

18. Concentration of Credit Risk
The Partnership is a producer of sand mainly used by the oil and natural gas industry for fracturing wells. The Partnership’s business is, therefore, dependent upon economic activity within this market. For the year ended December 31, 2015, sales to four customers accounted for 68% or the Partnership's revenue. For the year ended December 31, 2014 sales to three customers accounted for 64% of the Partnership’s revenue. For the year ended December 31, 2013, sales to three customers accounted for 78% of the Partnership’s revenue.
Throughout 2015, the Partnership has maintained cash balances in excess of federally insured amounts on deposit with financial institutions.