Form 10-Q
period 2016-03-31
Hi-Crush Partners LP
filed 2016-04-28
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 22, 2016, there were 37,063,547 common units outstanding.

HI-CRUSH PARTNERS LP

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$5,640	$10,414
Accounts receivable, net	33,471	41,477
Inventories	20,665	27,971
Prepaid expenses and other current assets	5,492	4,504
Total current assets	65,268	84,366
Property, plant and equipment, net	281,727	276,455
Goodwill and intangible assets, net	11,359	45,524
Other assets	8,206	8,930
Total assets	$366,560	$415,275
Liabilities, Equity and Partners’ Capital
Current liabilities:
Accounts payable	$12,674	$11,059
Accrued and other current liabilities	5,869	6,340
Due to sponsor	3,116	1,325
Current portion of long-term debt	2,816	3,258
Total current liabilities	24,475	21,982
Long-term debt	245,742	246,783
Asset retirement obligations	7,154	7,066
Total liabilities	277,371	275,831
Commitments and contingencies
Equity and partners’ capital:
General partner interest	—	—
Limited partners interest, 37,063,547 and 36,959,970 units outstanding, respectively	86,588	136,820
Total partners’ capital	86,588	136,820
Non-controlling interest	2,601	2,624
Total equity and partners' capital	89,189	139,444
Total liabilities, equity and partners’ capital	$366,560	$415,275

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Operations
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$52,148	$102,111
Cost of goods sold (including depreciation, depletion and amortization)	52,680	68,639
Gross profit (loss)	(532)	33,472
Operating costs and expenses:
General and administrative expenses	13,603	6,218
Impairments and other expenses (Note 11)	33,747	—
Accretion of asset retirement obligations	88	83
Income (loss) from operations	(47,970)	27,171
Other income (expense):
Interest expense	(3,547)	(3,317)
Net income (loss)	(51,517)	23,854
(Income) loss attributable to non-controlling interest	23	(169)
Net income (loss) attributable to Hi-Crush Partners LP	$(51,494)	$23,685
Earnings (loss) per limited partner unit:
Basic	$(1.39)	$0.61
Diluted	$(1.39)	$0.60

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net income (loss)	$(51,517)	$23,854
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	2,853	1,677
Gain on disposal of property, plant and equipment	(25)	—
Amortization of intangible assets	420	733
Loss on impairment of goodwill	33,745	—
Amortization of loan origination costs into interest expense	394	412
Accretion of asset retirement obligations	88	83
Provision for doubtful accounts	8,236	—
Unit-based compensation to directors and employees	930	884
Changes in operating assets and liabilities:
Accounts receivable	(230)	19,006
Prepaid expenses and other current assets	(657)	(548)
Inventories	6,265	3,115
Other assets	608	17
Accounts payable	(3,588)	(3,514)
Accrued and other current liabilities	(470)	(1,428)
Due to sponsor	1,791	(7,984)
Net cash provided by (used in) operating activities	(1,157)	36,307
Investing activities:
Capital expenditures for property, plant and equipment	(1,856)	(21,772)
Net cash used in investing activities	(1,856)	(21,772)
Financing activities:
Proceeds from issuance of long-term debt	—	25,000
Repayment of long-term debt	(1,758)	(13,000)
Loan origination costs	(3)	(13)
Distributions paid	—	(26,255)
Net cash used in financing activities	(1,761)	(14,268)
Net increase (decrease) in cash	(4,774)	267
Cash:
Beginning of period	10,414	4,646
End of period	$5,640	$4,913
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$5,203	$(3,311)
Cash paid for interest	$3,153	$2,905

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Capital	Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at December 31, 2015	$—	$136,820	$136,820	$2,624	$139,444
Issuance of limited partner units to directors	—	453	453	—	453
Unit-based compensation expense	—	808	808	—	808
Forfeiture of distribution equivalent rights	—	1	1	—	1
Net loss	—	(51,494)	(51,494)	(23)	(51,517)
Balance at March 31, 2016	$—	$86,588	$86,588	$2,601	$89,189

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

1 Basis of Presentation and Use of Estimates
The accompanying unaudited interim Condensed Consolidated Financial Statements (“interim statements”) of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair statement are reflected in the interim periods presented. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Partnership’s Consolidated Financial Statements for the year ended December 31, 2015, which are included in the Partnership’s Annual Report on Form 10-K filed with the SEC on February 23, 2016. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements have been prepared assuming the Partnership will continue to operate as a going concern. On a quarterly basis, the Partnership assesses whether conditions have emerged which may cast substantial doubt about the Partnership's ability to continue as a going concern for the next twelve months. Refer to Note 5 - Long-Term Debt for additional disclosure on covenant compliance under our Revolving Credit Agreement.
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

2. Significant Accounting Policies
In addition to the significant accounting policies listed below, a comprehensive discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K filed with the SEC on February 23, 2016.
Accounts Receivable
Trade receivables relate to sales of raw frac sand and related services for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of March 31, 2016 and December 31, 2015, the Partnership maintained an allowance for doubtful accounts of $8,899 and $663, respectively. During the three months ended March 31, 2016, the Partnership increased its allowance as the result of a spot customer filing for bankruptcy.
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Partnership performs an assessment of the recoverability of goodwill during the third quarter of each fiscal year, or more often if events or circumstances indicate the impairment of an asset may exist. Our assessment of goodwill is based on qualitative factors to determine whether the fair value of the reporting unit is more likely than not less than the carrying value. An additional quantitative impairment analysis is completed if the qualitative analysis indicates that the fair value is not substantially in excess of the carrying value. The quantitative analysis determines the fair value of the reporting unit based on the discounted cash flow method and relative market-based approaches. Refer to Note 11 - Impairments and Other Expenses for additional disclosure on goodwill.

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
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $127,400 as of March 31, 2016, based on the market price quoted from external sources, compared with a carrying value of $196,000. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
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
Income Taxes
The Partnership is a pass-through entity and is not considered a taxing entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Condensed Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At March 31, 2016 and December 31, 2015, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits.
Recent Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2017. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures, but does not anticipate that adoption will have a material impact on its financial position, results of operations or cash flows.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, which will impact all leases with durations greater than twelve months. In general, such arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under the new accounting guidance a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption will be calculated using the applicable incremental borrowing rate at the date of adoption. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2019, and should be applied retrospectively. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. However, debt issuance costs associated with any revolving credit facility remain an asset within the Condensed Consolidated Balance Sheets. The new accounting guidance was effective for the Partnership beginning in the first quarter of 2016, and was applied on a retrospective basis as a change in accounting principle. The adoption of the new accounting guidance resulted in a reclassification of debt issuance costs associated with our Term Loan Credit Facility from "Other assets" to "Long-term debt" on our Condensed Consolidated Balance Sheets for the current and all prior periods. There was no impact on our results of operations or cash flows. As of March 31, 2016 and December 31, 2015, the Partnership maintained unamortized debt issuance costs of $4,150 and $4,354 within long-term debt, respectively (See Note 5 - Long-Term Debt).
During the three months ended March 31, 2016, the Partnership early adopted Accounting Standards Update No. 2014-15, which provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure (See Note 5 - Long-Term Debt).

3. Inventories
Inventories consisted of the following:

	March 31, 2016	December 31, 2015
Raw material	$99	$—
Work-in-process	8,147	11,827
Finished goods	10,310	13,960
Spare parts	2,109	2,184
Inventories	$20,665	$27,971

4. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2016	December 31, 2015
Buildings	$5,519	$5,519
Mining property and mine development	55,148	54,911
Plant and equipment	151,548	151,582
Rail and rail equipment	29,147	29,300
Transload facilities and equipment	62,582	62,557
Construction-in-progress	16,600	9,740
Property, plant and equipment	320,544	313,609
Less: Accumulated depreciation and depletion	(38,817)	(37,154)
Property, plant and equipment, net	$281,727	$276,455
Depreciation and depletion expense was $2,853 and $1,677 during the three months ended March 31, 2016 and 2015, respectively.
The Partnership recognized a (gain) loss on the disposal of fixed assets of $(25) and $1 during the three months ended March 31, 2016 and 2015, respectively. During the fourth quarter of 2015, the Partnership elected to temporarily idle the Augusta facility. No impairment has been recorded related to the Augusta facility.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

5. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
Revolving Credit Agreement	$52,500	$52,500
Term Loan Credit Facility	196,000	196,500
Less: Unamortized original issue discount	(1,459)	(1,529)
Less: Unamortized debt issuance costs	(4,150)	(4,354)
Other notes payable	5,667	6,924
Total debt	248,558	250,041
Less: current portion of long-term debt	(2,816)	(3,258)
Long-term debt	$245,742	$246,783
Revolving Credit Agreement
On April 28, 2014, the Partnership entered into an amended and restated credit agreement (the "Revolving Credit Agreement"). The Revolving Credit Agreement is a senior secured revolving credit facility that permits aggregate borrowings of up to $150,000, including a $25,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans. The Revolving Credit Agreement matures on April 28, 2019. On November 5, 2015, the Partnership entered into a second amendment (the "Second Amendment") to the Revolving Credit Agreement. The Second Amendment provided for a reduction in the commitment level from $150,000 to $100,000. On April 28, 2016, the Partnership entered into a third amendment (the "Third Amendment") to the Revolving Credit Agreement which provides for a reduction in the commitment level to $75,000.
The Revolving Credit Agreement is secured by substantially all assets of the Partnership. In addition, the Partnership's subsidiaries have guaranteed the Partnership's obligations under the Revolving Credit Agreement and have granted to the revolving lenders security interests in substantially all of their respective assets.
Borrowings under the Second Amendment to the Revolving Credit Agreement bear interest at a rate equal to a Eurodollar rate plus an applicable margin of 4.50% per annum through June 30, 2017 (the "Effective Period").
The Revolving Credit Agreement also contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Second Amendment to the Revolving Credit Agreement waives the compliance of customary financial covenants, which are a leverage ratio and minimum interest coverage ratio, through the Effective Period. In addition the Second Amendment established certain minimum quarterly EBITDA covenants, allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan, and requires that capital expenditures during 2016 not exceed $28,000. The Third Amendment waives the minimum quarterly EBITDA covenants, establishes a maximum EBITDA loss for the six months ending March 31, 2017 and provides for an equity cure that can be applied to EBITDA covenant ratios for 2017 and all future periods. In addition, the Revolving Credit Agreement contains customary events of default (some of which are subject to applicable grace or cure periods), including among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. The Third Amendment also contains an event of default should the Partnership be unable to fund $25,000 of gross equity issuance proceeds within 45 days of the effective date. On April 28, 2016, the Partnership entered into an underwriting agreement with an investment bank for a firm commitment underwriting of a common unit offering, which is expected to fund approximately $40,000 of gross equity issuance proceeds on or about May 4, 2016. The Partnership makes no assurance regarding the successful funding of this underwriting commitment. See further discussion in Note 13 - Subsequent Events. If the Partnership is not successful in funding the $25,000 of gross equity required by the Third Amendment, such events of default could entitle the lenders to cause any or all of the Partnership’s indebtedness under the Revolving Credit Agreement to become immediately due and payable. If such a default were to occur, and resulted in a cross default of the Term Loan Credit Agreement, all of our outstanding debt obligations could be accelerated resulting in substantial doubt regarding the Partnership’s ability to meet its obligations over the next twelve months and continue as a going concern.
As of March 31, 2016, we were in compliance with the covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future could be affected by the levels of cash flows from our operations and events or circumstances beyond our control.  If market or other economic conditions deteriorate, our risk of non-compliance may increase.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

As of March 31, 2016, we had $39,847 of undrawn borrowing capacity ($100,000, net of $52,500 indebtedness and $7,653 letter of credit commitments) under our Revolving Credit Agreement.
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
The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of March 31, 2016, we were in compliance with the terms of the agreement.
As of March 31, 2016, we had $190,391 indebtedness ($196,000, net of $1,459 of discounts and $4,150 of debt issuance costs) under our Term Loan Credit Facility, which carried an interest rate of 4.75% as of March 31, 2016.
Other Notes Payable
On October 24, 2014, the Partnership entered into a purchase and sales agreement to acquire land and underlying frac sand deposits. Through March 31, 2016, the Partnership paid total cash consideration of $5,000, and issued two three-year promissory notes in the amounts of $3,676, each, in connection with this agreement. The three-year promissory notes accrue interest at a rate equal to the applicable short-term federal rate, which was 0.75% as of March 31, 2016. All principal and accrued interest is due and payable at the end of the three-year note terms in October 2017 and December 2018, respectively. However, the notes may be prepaid on a quarterly basis during the three-year terms if sand is extracted, delivered, sold and paid for from the properties.
During the three months ended March 31, 2016, the Partnership made a prepayment of $1,258 based on the volume of sand extracted, delivered, sold and paid for during the fourth quarter of 2015. In the second quarter of 2016, the Partnership will make a prepayment of approximately $816 based on the volume of sand extracted, delivered, sold and paid for through the first quarter of 2016. We did not make any prepayments during the three months ended March 31, 2015.

6. Equity
As of March 31, 2016, our sponsor owned 13,640,351 common units, representing a 36.8% ownership interest in the limited partner units. In addition, our sponsor is the owner of our General Partner.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

During the three months ended March 31, 2016, no income was allocated to our holders of incentive distribution rights. During the three months ended March 31, 2015, $1,311 was allocated to our holders of incentive distribution rights.
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
On October 26, 2015, we announced the Board of Directors' decision to temporarily suspend the distribution payment to common unitholders. No quarterly distributions were declared for the first quarter of 2016, as the Partnership continued its distribution suspension to conserve cash.
Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Three Months Ended
	March 31,
	2016	2015
Basic	37,035,068	36,958,227
Diluted	37,035,068	37,201,044
For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and the previously outstanding subordinated units were treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities.
Diluted earnings per unit excludes any dilutive awards granted (see Note 7) if their effect is anti-dilutive. During the three months ended March 31, 2016, the Partnership incurred a net loss and all 211,190 potentially dilutive awards granted and outstanding were excluded from the diluted earnings per unit calculation. Diluted earnings per unit for the three months ended March 31, 2016 includes the dilutive effect of awards granted and outstanding at the assumed number of units which would have vested if the performance period had ended on March 31, 2016.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

The following table provides a reconciliation of net loss and the assumed allocation of net loss under the two-class method for purposes of computing net loss per limited partner unit for the three months ended March 31, 2016 (in thousands, except per unit amounts):

	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(51,494)	(51,494)
Assumed allocation of net loss	$—	$(51,494)	$(51,494)

Loss per limited partner unit - basic		$(1.39)
Loss per limited partner unit - diluted		$(1.39)

7. Unit-Based Compensation
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at January 1, 2016	136,570	$46.85
Granted	—	$—
Outstanding at March 31, 2016	136,570	$46.85
As of March 31, 2016, total compensation expense not yet recognized related to unvested PPUs was $2,889, with a weighted average remaining service period of 1.4 years.

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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at January 1, 2016	55,320	$37.63
Vested	(200)	$46.58
Granted	20,000	$4.55
Forfeited	(500)	$39.09
Outstanding at March 31, 2016	74,620	$28.73
As of March 31, 2016, total compensation expense not yet recognized related to unvested TPUs was $1,267, with a weighted average remaining service period of 2.0 years.
Board Unit Grants
The Partnership issued 103,377 and 6,344 common units to certain of its directors during the three months ended March 31, 2016 and 2015, respectively.
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
On the date of election, the Partnership calculates the fair value of the discount, which is recognized as unit compensation expense on a straight-line basis during the period from election date through the date of purchase.  As of March 31, 2016, total accumulated contributions of $403 from directors under the UPP is maintained within the “Accrued and Other Current Liabilities” line item in our Condensed Consolidated Balance Sheet.
Compensation Expense
The following table presents total unit-based compensation expense:

	Three Months Ended
	March 31,
	2016	2015
Performance Phantom Units	$582	$664
Time-Based Phantom Units	187	147
Director and other unit grants	122	73
Unit Purchase Program	39	—
Total compensation expense	$930	$884

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

8. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the “Services Agreement”) with our General Partner, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended March 31, 2016 and 2015, the Partnership incurred $947 and $644, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of March 31, 2016, an outstanding balance of $3,116 payable to our sponsor is maintained as a current liability under the caption “Due to sponsor”.
During the three months ended March 31, 2016 and 2015, the Partnership purchased $6,948 and $7,054, respectively, of sand in total from Hi-Crush Whitehall LLC and Hi-Crush Blair LLC, subsidiaries of our sponsor and the entities that respectively own the sponsor's Whitehall and Blair facilities, at a purchase price in excess of our production cost per ton.
During the three months ended March 31, 2015, the Partnership purchased $2,425 of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC. We did not purchase any sand from Goose Landing, LLC, during the three months ended March 31, 2016. The father of Mr. Alston, who is our general partner's Chief Operating Officer, owned a beneficial equity interest in Northern Frac Proppants II, LLC. The terms of the purchase price were the result of arm's length negotiations.
During the three months ended March 31, 2016 and throughout 2014 and 2015, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company (“Alston Companies”), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who is our general partner's Chief Operating Officer, owns a beneficial interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions. All purchases from the vendors in question were the result of arm’s length negotiations.

9. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. It conducts operations through its one operating segment titled "Frac Sand Sales". This reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

10. Commitments and Contingencies
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through March 31, 2016, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.
D & I Silica, LLC ("D&I") has entered into a long-term supply agreement with a supplier (the "Sand Supply Agreement"), which includes a requirement to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreement are not in excess of our current requirements.
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $517 and $3,502 for the three months ended March 31, 2016 and 2015, respectively.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

On October 24, 2014, the Partnership entered into a purchase and sale agreement to acquire certain tracts of land and specific quantities of the underlying frac sand deposits. The transaction includes three separate tranches of land and deposits, to be acquired over a three-year period from 2014 through 2016. Through March 31, 2016, the Partnership acquired two tranches of land for $12,352 and has committed to purchase the remaining tranche during 2016 for total consideration of $6,176.
The Partnership has long-term leases for railcars and equipment used at its terminal sites, some of which are also under long-term lease agreements with various railroads.
We have entered into service agreements with transload service providers which require us to purchase minimum amount of services over specific periods of time at specific locations. Our failure to purchase the minimum level of services would require us to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of our current forecasted requirements at these locations.
As of March 31, 2016, future minimum operating lease payments and minimum purchase commitments are as follows:

Fiscal Year	Operating Leases	Minimum Purchase Commitments
2016 (nine months)	$19,738	$2,111
2017	26,839	2,836
2018	25,936	1,576
2019	23,703	1,866
2020	16,569	2,296
Thereafter	21,237	6,701
	$134,022	$17,386
In addition, the Partnership has placed orders for additional leased railcars. Such long-term operating leases commence upon the future delivery of the railcars, which will result in additional future minimum operating lease payments. During the next two years, we expect to receive delivery of approximately 700 additional leased railcars. Following delivery of these additional railcars, we estimate our 2019 annual minimum lease payments will increase to approximately $29,000.
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

11. Impairments and Other Expenses
Our goodwill arose from the acquisition of D&I in 2013 and is therefore allocated to the D&I reporting unit. We performed our annual assessment of the recoverability of goodwill during the third quarter of 2015. Although we had seen a significant decrease in the price of our common units since August 2014, which had resulted in an overall reduction in our market capitalization, our market capitalization exceeded our recorded net book value as of September 30, 2015.  We updated our internal business outlook of the D&I reporting unit to consider the current economic environment that affects our operations. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we considered reasonable. We calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill as of our annual assessment date.
Specific uncertainties affecting our estimated fair value include the impact of competition, the price of frac sand, future overall activity levels and demand for frac sand, activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors were reviewed and assessed during the fourth quarter of 2015 and we determined that there was no impairment of goodwill as of December 31, 2015.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

However, uncertain market conditions for frac sand resulting from current oil and natural gas prices continue. During the three months ended March 31, 2016, volumes sold through the D&I reporting unit declined below previously forecasted levels and pricing deteriorated further. Industry demand for frac sand has continued to decline as the reported Baker Hughes oil rig count in North America fell to 362 rigs as of March 31, 2016, marking a 2016 year-to-date decline of more than 30%. Our customers continue to face uncertainty related to activity levels and have reduced their active frac crews, resulting in further declines in well completion activity. Therefore, as of March 31, 2016, we determined that the state of market conditions and activity levels indicated that an impairment of goodwill may exist. As a result, we assessed qualitative factors and determined that we could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the goodwill as of March 31, 2016, based on the weighted average valuation across several income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the three months ended March 31, 2016 and the pricing, costs structures and market conditions existing as of March 31, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discounts rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the Step 1 and Step 2 valuation exercises, it was determined that a $33,745 impairment loss of all goodwill was incurred during the three months ended March 31, 2016, which was equal to the difference between the carrying value and estimated fair value of goodwill. The Partnership did not recognize any impairment losses for goodwill during the three months ended March 31, 2015.
We recognized impairments and other expenses as outlined in the following table:

	Three Months Ended
	March 31,
	2016	2015
Impairment of Goodwill	$33,745	$—
Severance, retention and relocation	2	—
Impairments and other expenses	$33,747	$—

12. Condensed Consolidating Financial Information
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the subsidiaries of the Partnership as of March 31, 2014 (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities) was a 100% directly or indirectly owned subsidiary of the Partnership (the “guarantors”), will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. As of March 31, 2016, the guarantors were our sole subsidiaries, other than Hi-Crush Finance Corp., Hi-Crush Augusta Acquisition Co. LLC, Hi-Crush Canada Inc and Hi-Crush Canada Distribution Corp., which are our 100% owned subsidiaries, and Augusta, of which we own 98.0% of the common equity interests.
As of March 31, 2016, the Partnership had no assets or operations independent of its subsidiaries, and there were no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. As of March 31, 2016, none of the assets of our subsidiaries represented restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Balance Sheet
As of March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$3,348	$1,946	$346	$—	$5,640
Accounts receivable, net	—	33,471	—	—	33,471
Intercompany receivables	43,455	164,474	—	(207,929)	—
Inventories	—	12,852	8,477	(664)	20,665
Prepaid expenses and other current assets	497	4,846	149	—	5,492
Total current assets	47,300	217,589	8,972	(208,593)	65,268
Property, plant and equipment, net	13	170,117	111,597	—	281,727
Goodwill and intangible assets, net	—	11,359	—	—	11,359
Investment in consolidated affiliates	282,186	—	224,250	(506,436)	—
Other assets	1,436	6,770	—	—	8,206
Total assets	$330,935	$405,835	$344,819	$(715,029)	$366,560
Liabilities, Equity and Partners' Capital
Current liabilities:
Accounts payable	$354	$11,996	$324	$—	$12,674
Intercompany payables	—	—	207,929	(207,929)	—
Accrued and other current liabilities	1,102	3,394	1,373	—	5,869
Due to sponsor	—	3,021	95	—	3,116
Current portion of long-term debt	2,000	816	—	—	2,816
Total current liabilities	3,456	19,227	209,721	(207,929)	24,475
Long-term debt	240,891	4,851	—	—	245,742
Asset retirement obligations	—	1,972	5,182	—	7,154
Total liabilities	244,347	26,050	214,903	(207,929)	277,371
Equity and partners' capital:
Partners' capital	86,588	379,785	127,315	(507,100)	86,588
Non-controlling interest	—	—	2,601	—	2,601
Total equity and partners' capital	86,588	379,785	129,916	(507,100)	89,189
Total liabilities, equity and partners' capital	$330,935	$405,835	$344,819	$(715,029)	$366,560

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Balance Sheet
As of December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$4,136	$5,077	$1,201	$—	$10,414
Accounts receivable, net	—	39,292	2,185	—	41,477
Intercompany receivables	47,951	160,108	—	(208,059)	—
Inventories	—	19,180	9,159	(368)	27,971
Prepaid expenses and other current assets	57	4,282	165	—	4,504
Total current assets	52,144	227,939	12,710	(208,427)	84,366
Property, plant and equipment, net	14	164,500	111,941	—	276,455
Goodwill and intangible assets, net	—	45,524	—	—	45,524
Investment in consolidated affiliates	327,885	—	224,250	(552,135)	—
Other assets	1,553	7,377	—	—	8,930
Total assets	$381,596	$445,340	$348,901	$(760,562)	$415,275
Liabilities, Equity and Partners' Capital
Current liabilities:
Accounts payable	$56	$9,941	$1,062	$—	$11,059
Intercompany payables	—	—	208,059	(208,059)	—
Accrued and other current liabilities	1,284	1,910	3,146	—	6,340
Due to sponsor	319	575	431	—	1,325
Current portion of long-term debt	2,000	1,258	—	—	3,258
Total current liabilities	3,659	13,684	212,698	(208,059)	21,982
Long-term debt	241,117	5,666	—	—	246,783
Asset retirement obligations	—	1,935	5,131	—	7,066
Total liabilities	244,776	21,285	217,829	(208,059)	275,831
Equity and partners' capital:
Partners' capital	136,820	424,055	128,448	(552,503)	136,820
Non-controlling interest	—	—	2,624	—	2,624
Total equity and partners' capital	136,820	424,055	131,072	(552,503)	139,444
Total liabilities, equity and partners' capital	$381,596	$445,340	$348,901	$(760,562)	$415,275

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$56,685	$1,345	$(5,882)	$52,148
Cost of goods sold (including depreciation, depletion and amortization)	—	56,324	1,944	(5,588)	52,680
Gross profit (loss)	—	361	(599)	(294)	(532)
Operating costs and expenses:
General and administrative expenses	2,340	10,811	452	—	13,603
Impairments and other expenses	—	33,747	—	—	33,747
Accretion of asset retirement obligations	—	36	52	—	88
Loss from operations	(2,340)	(44,233)	(1,103)	(294)	(47,970)
Other income (expense):
Loss from consolidated affiliates	(45,697)	—	—	45,697	—
Interest expense	(3,457)	(37)	(53)	—	(3,547)
Net loss	(51,494)	(44,270)	(1,156)	45,403	(51,517)
Loss attributable to non-controlling interest	—	—	23	—	23
Net loss attributable to Hi-Crush Partners LP	$(51,494)	$(44,270)	$(1,133)	$45,403	$(51,494)

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$94,167	$19,525	$(11,581)	$102,111
Cost of goods sold (including depreciation, depletion and amortization)	—	69,290	10,380	(11,031)	68,639
Gross profit	—	24,877	9,145	(550)	33,472
Operating costs and expenses:
General and administrative expenses	2,637	2,963	618	—	6,218
Accretion of asset retirement obligations	—	34	49	—	83
Income (loss) from operations	(2,637)	21,880	8,478	(550)	27,171
Other income (expense):
Earnings from consolidated affiliates	29,580	—	—	(29,580)	—
Interest expense	(3,258)	(26)	(33)	—	(3,317)
Net income	23,685	21,854	8,445	(30,130)	23,854
Income attributable to non-controlling interest	—	—	(169)	—	(169)
Net income attributable to Hi-Crush Partners LP	$23,685	$21,854	$8,276	$(30,130)	$23,685

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(285)	$4,946	$(1,322)	$(4,496)	$(1,157)
Investing activities:
Capital expenditures for property, plant and equipment	—	(1,819)	(37)	—	(1,856)
Net cash used in investing activities	—	(1,819)	(37)	—	(1,856)
Financing activities:
Repayment of long-term debt	(500)	(1,258)	—	—	(1,758)
Advances to parent, net	—	(5,000)	504	4,496	—
Loan origination costs	(3)	—	—	—	(3)
Net cash provided by (used in) financing activities	(503)	(6,258)	504	4,496	(1,761)
Net decrease in cash	(788)	(3,131)	(855)	—	(4,774)
Cash:
Beginning of period	4,136	5,077	1,201	—	10,414
End of period	$3,348	$1,946	$346	$—	$5,640

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$14,582	$26,383	$14,835	$(19,493)	$36,307
Investing activities:
Capital expenditures for property, plant and equipment	—	(15,977)	(5,795)	—	(21,772)
Net cash used in investing activities	—	(15,977)	(5,795)	—	(21,772)
Financing activities:
Proceeds from issuance of long-term debt	25,000	—	—	—	25,000
Repayment of long-term debt	(13,000)	—	—	—	(13,000)
Advances to parent, net	—	(11,050)	(8,443)	19,493	—
Loan origination costs	(13)	—	—	—	(13)
Distributions paid	(26,255)	—	—	—	(26,255)
Net cash used in financing activities	(14,268)	(11,050)	(8,443)	19,493	(14,268)
Net increase (decrease) in cash	314	(644)	597	—	267
Cash:
Beginning of period	308	3,490	848	—	4,646
End of period	$622	$2,846	$1,445	$—	$4,913

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

13. Subsequent Events
On April 28, 2016, the Partnership entered into a third amendment to our Revolving Credit Agreement. The amendment, among other things, provides for a reduction in the commitment level from $100,000 to $75,000, waives the minimum quarterly EBITDA covenants and establishes a maximum EBITDA loss for the six months ending March 31, 2017. The amendment also provides for an equity cure that can be applied to EBITDA covenant ratios for 2017 and all future periods.
On April 28, 2016, the Partnership entered into an underwriting agreement with an investment bank for a firm commitment underwriting of a common unit offering, which is expected to fund approximately $40,000 of gross equity issuance proceeds on or about May 4, 2016. Under the terms and subject to the conditions in the underwriting agreement the investment bank is obligated to purchase all the common units in the offering if any are purchased, other than those shares covered by an option to purchase additional shares therein. The underwriting agreement contains customary conditions precedent and termination events. The Partnership makes no assurance regarding the successful completion of the common unit offering. Proceeds from the common unit offering will be used for general partnership purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited financial statements as of December 31, 2015, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 23, 2016. The information provided below supplements, but does not form part of, our unaudited condensed financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. All amounts are presented in thousands except tonnage, acreage or per unit data, or where otherwise noted.
Overview
We are a pure play, low-cost, domestic producer and supplier of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. We own, operate and develop sand reserves and related excavation and processing facilities. We operate through an extensive logistics network of rail-served destination terminals strategically located throughout Colorado, Pennsylvania, Ohio, New York and Texas, with an additional terminal currently under construction in Texas.
We sell a substantial portion of the frac sand we produce to customers with whom we have long-term contracts. Through March 31, 2016, as a result of the existing and continuing market dynamics, we have provided contract customers with temporary pricing discounts and/or make-whole waivers, in certain circumstances in exchange for, among other things, additional term and/or volume. As of April 1, 2016, the average remaining contractual term was 3.5 years with remaining terms ranging from 21 to 64 months.
Our Assets and Operations
We own and operate an 857-acre facility with integrated rail infrastructure, located in Wyeville, Wisconsin (the "Wyeville facility") which, as of December 31, 2015, contained 82.1 million tons of proven recoverable reserves of frac sand. We completed construction of the Wyeville facility in June 2011 and expanded the facility in 2012. The Wyeville facility has an annual processing capacity of approximately 1,850,000 tons of 20/100 frac sand per year.
We also own a 98.0% interest in the 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin (the "Augusta facility") which, as of December 31, 2015, contained 40.9 million tons of proven recoverable reserves of frac sand. We completed construction of the Augusta facility in June 2012. The Augusta facility has an annual processing capacity of approximately 2,860,000 tons of 20/100 frac sand per year. As a result of current market conditions, the Augusta facility is temporarily idled.
According to John T. Boyd Company ("John T. Boyd"), our proven reserves at the Wyeville and Augusta facilities consist of coarse grade Northern White sand exceeding API specifications. Analysis of sand at our facilities by independent third-party testing companies indicates that they demonstrate characteristics exceeding of API specifications with regard to crush strength, turbidity and roundness and sphericity. Based on third-party reserve reports by John T. Boyd, as of December 31, 2015, we have an implied average reserve life of 26 years, assuming production at the rated capacity of 4,710,000 tons of 20/100 frac sand per year.
During the third quarter of 2014, our sponsor completed construction of the 1,447-acre facility with integrated rail infrastructure, located near Independence, Wisconsin and Whitehall, Wisconsin (the "Whitehall facility"). As of December 31, 2015, this facility contained 80.7 million tons of proven recoverable reserves of frac sand and is capable of delivering approximately 2,860,000 tons of 20/100 frac sand per year. As a result of current market conditions, the Whitehall facility is temporarily idled.
During March 2016, our sponsor completed construction and started operations of the approximately 1,285-acre facility with integrated rail infrastructure, located near Blair, Wisconsin (the "Blair facility"). As of December 31, 2015, this facility contained 120.1 million tons of proven recoverable reserves of frac sand and is capable of delivering approximately 2,860,000 tons of 20/100 frac sand per year.
As of March 31, 2016, we own or operate 15 destination rail-based terminal locations throughout Colorado, Pennsylvania, Ohio, New York and Texas, of which five are temporarily idled and six are capable of accommodating unit trains. Our destination terminals include approximately 78,000 tons of rail storage capacity and approximately 102,000 tons of silo storage capacity.

We are continuously looking to increase the number of destination terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. Our destination terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of March 31, 2016, we leased or owned 4,142 railcars used to transport our sand from origin to destination and managed a fleet of approximately 1,800 additional railcars dedicated to our facilities by our customers or the Class I railroads.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts which have current terms expiring between 2017 and 2021. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product and the price per ton. During the three months ended March 31, 2016, we continued to provide temporary price discounts and/or make-whole waivers to contract customers in response to the market driven decline in proppant demand. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer.
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
Labor costs associated with employees at our processing facilities represent the most significant cost of converting raw frac sand to finished product. We incur utility costs in connection with the operation of our processing facilities, primarily electricity and natural gas, which are both susceptible to price fluctuations. Our facilities require periodic scheduled maintenance to ensure efficient operation and to minimize downtime. Excavation, labor, utilities and other costs of production are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold.
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
We purchase sand from our sponsor's Whitehall and Blair facilities, through a long-term supply agreement with a third party at a specified price per ton and also through the spot market. We incur transportation costs including trucking, rail freight charges and fuel surcharges when transporting our sand from its origin to destination. We utilize a diverse base of railroads to transport our sand and transportation costs are typically negotiated through long-term working relationships.
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
Gross Profit and Contribution Margin
We use contribution margin, which we define as total revenues less costs of goods sold excluding depreciation, depletion and amortization, to measure our financial and operating performance. Contribution margin excludes other operating expenses and income, including costs not directly associated with the operations of our business such as accounting, human resources, information technology, legal, sales and other administrative activities.  We believe contribution margin is a meaningful measure because it provides an operating and financial measure of our ability to generate margin in excess of our operating cost base.
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
EBITDA, Adjusted EBITDA and Distributable Cash Flow
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) plus depreciation, depletion and amortization and interest expense, net of interest income. We define Adjusted EBITDA as EBITDA, adjusted for any non-cash impairments of long-lived assets and goodwill. We define distributable cash flow as Adjusted EBITDA less cash paid for interest expense, income attributable to non-controlling interests and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and non-cash unit-based compensation. We use distributable cash flow as a performance metric to compare cash generating performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow will not reflect changes in working capital balances. EBITDA and Adjusted EBITDA are supplemental measures utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.
Note Regarding Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA, Adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Reconciliation of distributable cash flow to net income (loss):
Net income (loss)	$(51,517)	$23,854
Depreciation and depletion expense	2,853	1,677
Amortization expense	420	733
Interest expense	3,547	3,317
EBITDA	(44,697)	29,581
Non-cash impairment of goodwill	33,745	—
Adjusted EBITDA	(10,952)	29,581
Less: Cash interest paid	(3,153)	(2,905)
Less: (Income) loss attributable to non-controlling interest	23	(169)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(763)	(1,259)
Add: Accretion of asset retirement obligations	88	83
Add: Unit-based compensation	930	884
Distributable cash flow	(13,827)	26,215
Less: Distributable cash flow attributable to holders of incentive distribution rights	—	(1,311)
Distributable cash flow attributable to limited partner unitholders	$(13,827)	$24,904

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
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future principally for the following reasons:

•
Through March 31, 2016, we provided significant price concessions and waivers under our contracts. Since August 2014, oil and natural gas prices have continued to decline and persist at levels well below those experienced through the middle of 2014. As a result of these market dynamics, we have engaged and continue to be engaged in ongoing discussions with all of our contract customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, we have provided contract customers with temporary pricing discounts and/or make-whole waivers, in certain circumstances in exchange for, among other things, additional term and/or volume. We continue to engage in discussions and may deliver sand at prices or at volumes below those provided for in our existing contracts. We expect that these circumstances may continue to negatively affect our revenues, net income and cash generated from operations into the remainder of 2016.

•
We are currently storing a significant number of railcars. As of March 31, 2016, approximately 1,913 of our leased railcar fleet was idled and held in storage. As a result, we are incurring storage costs for these railcars in addition to fixed railcar lease costs.

•
We impaired our goodwill during the three months ended March 31, 2016.  During the three months ended March 31, 2016, we completed an impairment assessment of our goodwill. As a result of the assessment, we estimated the fair value of our goodwill and determined that it was less than its carrying value, resulting in an impairment of $33,745.

•
Our Augusta production facility is temporarily idled as of March 31, 2016. As a result of current market conditions, we elected to temporarily idle our Augusta production facility, resulting in a decrease in volumes produced during the three months ended March 31, 2016 as compared to the same period of 2015.

•
We incurred bad debt expense in connection with a customer’s bankruptcy filing. We incurred bad debt expense of $8,236 during the three months of March 31, 2016, principally as a result of a spot customer filing for bankruptcy. Should negative market conditions continue to persist in 2016, our customer credit risk may increase, which could result in increased bad debt expense and/or reduced cash flows from operations.

Market Conditions
Since August 2014, oil and natural gas prices have continued to decline and persist at levels well below those experienced through the middle of 2014. As a result, the number of rigs drilling for oil and gas fell dramatically through March 31, 2016 as compared to the high levels achieved during third quarter 2014. Specifically during the first quarter of 2016, the reported Baker Hughes oil rig count in North America fell to 362 rigs as of March 31, 2016, marking a 2016 year-to-date decline of more than 30%. Due to the uncertainty regarding the timing and extent of a rebound, exploration and production companies have sharply reduced their drilling activities in an effort to control costs. In addition, many exploration and production companies have announced that a significant number of wells drilled since August 2014 have not yet been completed and may not be completed in the foreseeable future. As a result, customers continue to face uncertainty related to activity levels and have reduced their active frac crews, resulting in further declines in well completion activity. The combination of these factors, among others, has reduced proppant demand and pricing further in the first quarter of 2016 and significantly from the levels experienced during 2014. Given the energy industry's outlook for the remainder of 2016, we expect the low levels of well completion activity to continue throughout 2016, which may result in more pressure on frac sand pricing and reduced sales volumes.
In general, pricing for Northern White frac sand reached its highest levels during the fourth quarter of 2014. Since then and throughout 2015, spot market prices for Northern White frac sand have declined dramatically, as sand producers with excess inventories discounted sand pricing, and in some cases, substantially discounted sand pricing. Pricing has stabilized somewhat in the first quarter of 2016, although at historically low levels.
As a result of the market dynamics existing through March 31, 2016, we have engaged and continue to be engaged in ongoing discussions with all of our contract customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, we have provided contract customers with temporary pricing discounts and/or make-whole waivers, in certain circumstances in exchange for, among other things, additional term and/or volume. We continue to engage in discussions and may deliver sand at prices or at volumes below those provided for in our existing contracts. We expect that these circumstances may continue to negatively affect our revenues, net income and cash generated from operations for the remainder of 2016.
The following table presents sales, volume and pricing comparisons for the first quarter of 2016, as compared to the fourth quarter of 2015:

	Three Months Ended
	March 31,	December 31,		Percentage
	2016	2015	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$51,897	$62,776	$(10,879)	(17)%
Tons sold	962,998	1,209,171	(246,173)	(20)%
Percentage of volumes sold in-basin	59%	52%	7%	13%
Average price per ton sold	$54	$52	$2	4%
We continued to provide additional price discounts to customers during the first quarter of 2016. Tons sold during the first quarter were 20% lower than the fourth quarter of 2015. The decreased volumes, coupled with price discounts were slightly offset by a higher percentage of volumes purchased in-basin during the first quarter of 2016. The combination of these factors led to our frac sand revenues decreasing compared to the prior quarter. Average sales price per ton sold increased to $54 per ton in the first quarter 2016 from $52 per ton in the fourth quarter 2015, reflecting the mix impact of increased in-basin sales.
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

We have taken several steps to ensure we continue to deliver low-cost solutions to our customers, including construction of additional in-basin storage facilities and marketing of our product through additional third-party operated terminals. We eliminated the volumes of sand purchased from third parties, and worked to ensure that volumes were sourced at our lowest cost, combining our lowest production cost with the lowest origin to destination freight rates where possible. We strategically managed the size of our railcar fleet by eliminating the use of system cars to reduce cost. We also focused on ensuring optimal origin and destination routing as we experienced a larger percentage of our sales being made FOB destination.
On October 9, 2015, we announced a reduction in force to our employees in connection with the temporary idling of our Augusta production facility, which has a higher cost structure than our lowest cost production facility. In the first quarter of 2016, we transferred the remaining Augusta facility employees to our sponsor’s Blair facility. During the fourth quarter of 2015, we temporarily idled several transload facilities and closed an administrative office. In the first quarter of 2016, we further reduced headcount of certain transload facilities and temporarily idled our sponsor's Whitehall facility. Given the current macro environment, we continue to focus on reducing our costs to enhance profitability and better serve our customers. However, during 2016, we expect to continue to incur additional railcar storage expense upon delivery of additional leased railcars.
Results of Operations
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
The following table presents consolidated revenues and expenses for the periods indicated.

	Three Months Ended
	March 31,
	2016	2015
Revenues	$52,148	$102,111
Costs of goods sold:
Production costs	6,247	15,188
Other cost of sales	43,583	51,464
Depreciation, depletion and amortization	2,850	1,987
Gross profit (loss)	(532)	33,472
Operating costs and expenses	47,438	6,301
Income (loss) from operations	(47,970)	27,171
Other income (expense):
Interest expense	(3,547)	(3,317)
Net income (loss)	(51,517)	23,854
(Income) loss attributable to non-controlling interest	23	(169)
Net income (loss) attributable to Hi-Crush Partners LP	$(51,494)	$23,685
Revenues
The following table presents sales, volume and pricing comparisons for the first quarter of 2016, as compared to the first quarter of 2015:

	Three Months Ended
	March 31,			Percentage
	2016	2015	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$51,897	$86,874	$(34,977)	(40)%
Tons sold	962,998	1,195,343	(232,345)	(19)%
Percentage of volumes sold in-basin	59%	44%	15%	34%
Average price per ton sold	$54	$73	$(19)	(26)%

Revenues generated from the sale of frac sand was $51,897 and $86,874 for the three months ended March 31, 2016 and 2015, respectively, during which we sold 962,998 and 1,195,343 tons of frac sand, respectively. Average sales price per ton was $54 and $73 for the three months ended March 31, 2016 and 2015, respectively. The sales prices between the two periods differ due to the mix in pricing of FOB plant and in-basin volumes (59% and 44% of tons were sold in-basin for the three months ended March 31, 2016 and 2015, respectively), offset by changes in industry sales price trends. With the decline in oil and gas prices and resulting decline in drilling activity, we continued to provide discounted pricing for contract customers in the first quarter of 2016. Price per ton exiting first quarter of 2016 was lower than the first quarter of 2015.
Other revenue related to transload and terminaling, silo leases and other services was $251 and $15,237 for the three months ended March 31, 2016 and 2015, respectively. The decrease in such revenues was driven by decreased transloading and logistics services provided at our destination terminals, resulting from lower overall industry sand demand and the decrease in volumes sold FOB plant.
Costs of goods sold – Production costs
We incurred production costs of $6,247 and $15,188 for the three months ended March 31, 2016 and 2015, respectively, reflecting lower sales volumes, combined with a greater percentage of volumes produced and delivered from the lower cost Wyeville facility.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
Excavation costs	$1,885	$3,493
Plant operating costs	3,845	8,193
Royalties	517	3,502
Total production costs	$6,247	$15,188
The overall decrease in production costs was attributable to lower tonnage produced and delivered in the current period combined with a focus on sourcing our sand from our lowest cost facility.
Costs of goods sold – Other cost of sales
The other principal costs of goods sold are the cost of purchased sand, freight charges, fuel surcharges, railcar lease expense, terminal switch fees, demurrage costs, storage fees, transload fees, labor and facility rent. The cost of purchased sand and transportation related charges are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Other cost components, including costs associated with in-basin storage, such as demurrage and terminal operations, which includes labor and rent, are charged to costs of goods sold in the period in which they are incurred.
We purchase sand from our sponsor's Whitehall and Blair facilities, and in the first quarter of 2015, through a long-term supply agreement with a third party at a specified price per ton. For the three months ended March 31, 2016 and 2015, we incurred $8,101 and $10,180 of purchased sand costs, respectively. The decrease was due to a lower purchase price paid in the first quarter of 2016 as compared to the first quarter of 2015. In the second quarter of 2016 we will purchase sand from our sponsor's Blair facility and the Whitehall facility will be temporarily idled.
We incur transportation costs including freight charges, fuel surcharges and railcar lease costs when transporting our sand from its origin to destination. For the three months ended March 31, 2016 and 2015, we incurred $31,913 and $35,189 of transportation costs, respectively. Other costs of sales was $3,569 and $6,095 during the three months ended March 31, 2016 and 2015, respectively, and was primarily comprised of demurrage, storage and transload fees and on-site labor. The decrease in transportation and other costs of sales was driven by decreased sales volumes and utilization of silo storage at our terminals.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the three months ended March 31, 2016 and 2015, we incurred $2,850 and $1,987, respectively, of depreciation, depletion and amortization expense. The increase was driven by an increased asset base resulting from completion of terminal expansions, coupled with the depletion of additional acreage acquired.

Gross Profit (Loss)
Gross loss was $532 for the three months ended March 31, 2016, compared to gross profit of $33,472 for the three months ended March 31, 2015. Gross profit percentage declined from 32.8% in first quarter of 2015 to (1.0)% in first quarter of 2016. The decline was primarily driven by pricing discounts, decreased volumes and reduced other revenues, offset by lower production and transportation costs.
Operating Costs and Expenses
For the three months ended March 31, 2016 and 2015, we incurred general and administrative expenses of $13,603 and $6,218, respectively. The increase in such costs was primarily attributable to an $8,236 increase in bad debt expense associated with a spot customer filing for bankruptcy. For the three months ended March 31, 2016, we incurred impairments and other expenses of $33,747 primarily related to the impairment of goodwill.
Interest Expense
Interest expense was $3,547 and $3,317 for the three months ended March 31, 2016 and 2015, respectively. The increase in interest expense during the 2016 period was primarily attributable to an increased interest rate on borrowings on our revolver.
Net Income (Loss) Attributable to Hi-Crush Partners LP
Net loss attributable to Hi-Crush Partners LP was $51,494 for the three months ended March 31, 2016, compared to net income of $23,685 for the three months ended March 31, 2015.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our revolving credit agreement, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. On April 28, 2016, we entered into a third amendment to our revolving credit agreement which provides for a reduction in the commitment level from $100,000 to $75,000. Our sources of liquidity consisted of $6,780 of available cash as of April 22, 2016, and $14,847 pursuant to available borrowings under the third amendment of our revolving credit agreement ($75,000, net of $52,500 indebtedness and $7,653 letter of credit commitments) as of April 28, 2016. Our revolving credit agreement allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan, and requires that capital expenditures during 2016 not exceed $28,000. The third amendment to our revolving credit agreement waives the minimum quarterly EBITDA covenants and establishes a maximum EBITDA loss for the six months ending March 31, 2017. The amendment also provides for an equity cure that can be applied to EBITDA covenant ratios for 2017 and all future periods. As of March 31, 2016, we were in compliance with the covenants contained in our revolving credit agreement. We expect to be in compliance with the covenants throughout the remainder of 2016. However, our ability to comply with such covenants in the future could be affected by the levels of cash flows from our operations and events and circumstances beyond our control, including the successful funding of at least $25,000 of equity proceeds. If market or other economic conditions deteriorate, our risk of non-compliance may increase. In addition, we have a $200,000 senior secured term loan facility which permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Our General Partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, capital expenditures, funding debt service obligations and making distributions to our unitholders. Capital expenditures totaled $1,856 during the three months ended March 31, 2016, representing costs associated with terminal facilities in Colorado and Texas, among other projects. We plan to spend $15,000 to $20,000 on capital expenditures during the remainder of 2016 related to the completion of a distribution terminal facility under construction in Texas, and the expansion of rail capacity at our Wyeville facility, among other projects. On October 26, 2015, our General Partner’s board of directors announced the temporary suspension of our quarterly distribution to common unitholders in order to conserve cash and preserve liquidity. It is currently uncertain when market conditions will improve, at which time it may be appropriate to reinstate the distribution.
Credit Ratings
As of April 28, 2016, the credit rating of the Partnership’s senior secured term loan credit facility was BB- from Standard and Poor’s and Caa1 from Moody’s.
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

Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause overall variability in the Partnership's working capital are (1) the Partnership's cash position, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestures or organic capital expenditures. As of March 31, 2016, we had a positive working capital balance of $37,969 as compared to a balance of $55,228 at December 31, 2015.

	March 31, 2016	December 31, 2015
Current assets:
Accounts receivable, net	$33,471	$41,477
Inventories	20,665	27,971
Prepaid and other current assets	5,492	4,504
Total current assets	59,628	73,952
Current liabilities:
Accounts payable	12,674	11,059
Accrued and other current liabilities	5,869	6,340
Due to sponsor	3,116	1,325
Total current liabilities	21,659	18,724
Working capital	$37,969	$55,228
Accounts receivable decreased $8,006 during the three months ended March 31, 2016. Excluding the increase in our bad debt allowance of $8,236, accounts receivable increased by $230, the net impact of lower sales volumes and pricing compared to the fourth quarter of 2015, offset by slower payments from customers.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. The decrease in our inventory was primarily driven by a $3,680 draw down in our stockpile for processing through the dry plant during the winter months. In addition, our finished goods inventory decreased in alignment with a decrease in demand as compared to December 31, 2015. Most of our finished goods inventory is either in transit or held at our terminals for future sale.
Accounts payable and accrued liabilities increased by $1,144 on a combined basis, primarily due to an increase in the outstanding payables associated with the facilities under construction in Colorado and Texas.
Our balance due to our sponsor increased $1,791 during the three months ended March 31, 2016, primarily as a result of increased payables for sand purchased from our sponsor's Whitehall and Blair facilities.

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(1,157)	$36,307
Investing activities	(1,856)	(21,772)
Financing activities	(1,761)	(14,268)
Cash Flows - Three Months Ended March 31, 2016 and 2015
Operating Activities
Net cash used in operating activities was $1,157 for the three months ended March 31, 2016, compared to net cash provided by operating activities of $36,307 for the three months ended March 31, 2015. Operating cash flows include a net loss of $51,517 and net income earned of $23,854 during the three months ended March 31, 2016 and 2015, respectively, adjusted for non-cash operating expenses and the changes in operating assets and liabilities described above. The decrease in cash flows from operations was primarily attributable to decreased gross profit margins, offset by a net decrease in our working capital associated with lower revenues and increased days of sales outstanding in the first quarter of 2016 as compared to the first quarter of 2015.

Investing Activities
Net cash used in investing activities was $1,856 for the three months ended March 31, 2016, and primarily consisted of capital expenditures related to construct distribution terminal facilities in Colorado and Texas. Net cash used in investing activities was $21,772 for the three months ended March 31, 2015, and primarily consisted of capital expenditures to expand our Augusta facility and expand silo storage at our terminal facilities in Pennsylvania and Ohio.
Financing Activities
Net cash used in financing activities was $1,761 for the three months ended March 31, 2016, and was primarily comprised of $1,758 of repayments on our long-term debt.
Net cash used in financing activities was $14,268 for the three months ended March 31, 2015, and was comprised of $12,500 of cash proceeds from net borrowings under the revolving credit agreement, offset by $26,255 of distributions paid to our unitholders, $13 of loan origination costs and a $500 repayment of our term loan.
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
Capital Requirements
During the three months ended March 31, 2016, we spent $1,856 related to costs associated with distribution terminal facilities in Colorado and Texas, among other projects. We plan to spend $15,000 to $20,000 on capital expenditures during the remainder of 2016 related to the completion of a distribution terminal facility under construction in Texas, and the expansion of rail capacity at our Wyeville facility, among other projects.
Revolving Credit Agreement and Senior Secured Term Loan Facility
As of April 28, 2016, we have a $75,000 senior secured revolving credit agreement, which matures in April 2019. As of April 28, 2016, we had $52,500 of borrowings and $14,847 of undrawn borrowing capacity ($75,000, net of $52,500 of indebtedness and $7,653 letter of credit commitments) under our revolving credit agreement. The revolving credit agreement is available to fund working capital and for other general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our revolving credit agreement are secured by substantially all of our assets.
As of April 28, 2016, we have a $200,000 senior secured term loan facility, which matures in April 2021. As of April 28, 2016, the senior secured term loan facility was fully drawn with a $196,000 balance outstanding. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility. Borrowings under our senior secured term loan facility are secured by substantially all of our assets.
For additional information regarding our revolving credit agreement and our senior secured term loan facility, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and as such should not consider the following to be a complete list of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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
Interest Rate Risk
As of March 31, 2016, we had $254,167 of principal outstanding under our revolving credit agreement, senior secured term loan facility and other notes payable, with an effective interest rate of 4.61%. Assuming no change in the amounts outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $1,172 per year.
Credit Risk – Customer Concentration
During the three months ended March 31, 2016, approximately 46% of our revenues were earned from our two largest customers. In addition, during the three months ended March 31, 2016, approximately 15% of our revenues were earned from a spot customer that filed for bankruptcy in early April. As a result of this bankruptcy, we increased our allowance for doubtful accounts by $7,049, which is reflected in accounts receivables in our Condensed Consolidated Balance Sheet as of March 31, 2016. Our customers are generally pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.
Recent Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2017. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures, but does not anticipate that adoption will have a material impact on its financial position, results of operations or cash flows.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, which will impact all leases with durations greater than twelve months. In general, such arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under the new accounting guidance a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption will be calculated using the applicable incremental borrowing rate at the date of adoption. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2019, and should be applied retrospectively. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.
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
Our goodwill arose from the acquisition of D & I Silica, LLC ("D&I) in 2013 and is therefore allocated to the D&I reporting unit. We performed our annual assessment of the recoverability of goodwill during the third quarter of 2015. Although we had seen a significant decrease in the price of our common units since August 2014, which had resulted in an overall reduction in our market capitalization, our market capitalization exceeded our recorded net book value as of September 30, 2015.  We updated our internal business outlook of the D&I reporting unit to consider the current economic environment that affects our operations. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we considered reasonable. We calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill as of our annual assessment date.
Specific uncertainties affecting our estimated fair value include the impact of competition, the price of frac sand, future overall activity levels and demand for frac sand, activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors were reviewed and assessed during the fourth quarter of 2015 and we determined that there was no impairment of goodwill as of December 31, 2015.
However, uncertain market conditions for frac sand resulting from current oil and natural gas prices continue. During the three months ended March 31, 2016, volumes sold through the D&I reporting unit declined below previously forecasted levels and pricing deteriorated further. Industry demand for frac sand has continued to decline as the reported Baker Hughes oil rig count in North America fell to 362 rigs as of March 31, 2016, marking a 2016 year-to-date decline of more than 30%. Our customers continue to face uncertainty related to activity levels and have reduced their active frac crews, resulting in further declines in well completion activity. Therefore, as of March 31, 2016, we determined that the state of market conditions and activity levels indicated that an impairment of goodwill may exist. As a result, we assessed qualitative factors and determined that we could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the goodwill as of March 31, 2016, based on the weighted average valuation across several income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the three months ended March 31, 2016 and the pricing, costs structures and market conditions existing as of March 31, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discounts rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the Step 1 and Step 2 valuation exercises, it was determined that a $33,745 impairment loss of all goodwill was incurred during the three months ended March 31, 2016, which was equal to the difference between the carrying value and estimated fair value of goodwill. The Partnership did not recognize any impairment losses for goodwill during the three months ended March 31, 2015 (See Note 11 - Impairments and Other Expenses).
A discussion of our significant accounting policies is included in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed with the SEC on February 23, 2016. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, asset retirement obligations, depletion of mineral rights, inventory valuation, valuation of unit-based compensation, and impairment of long-lived and intangible assets.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
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

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 23, 2016. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	April 28, 2016	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

HI-CRUSH PARTNERS LP
EXHIBIT INDEX

Exhibit Number	Description
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

10.1	Third Amendment, dated April 28, 2016, by and among Hi-Crush Partners LP, as borrower, ZB, N.A. DBA Amegy Bank, as administrative agent, and the lenders named therein.
23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016).
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