Form 10-Q
period 2016-06-30
Hi-Crush Partners LP
filed 2016-08-02
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 26, 2016, there were 49,139,227 common units outstanding.

HI-CRUSH PARTNERS LP

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$39,657	$10,414
Accounts receivable, net	23,775	41,477
Inventories	23,788	27,971
Prepaid expenses and other current assets	6,813	4,504
Total current assets	94,033	84,366
Property, plant and equipment, net	282,215	276,455
Goodwill and intangible assets, net	10,938	45,524
Other assets	7,373	8,930
Total assets	$394,559	$415,275
Liabilities, Equity and Partners’ Capital
Current liabilities:
Accounts payable	$7,622	$11,059
Accrued and other current liabilities	3,344	6,340
Due to sponsor	916	1,325
Current portion of long-term debt	2,917	3,258
Total current liabilities	14,799	21,982
Long-term debt	192,240	246,783
Asset retirement obligations	7,243	7,066
Total liabilities	214,282	275,831
Commitments and contingencies
Equity and partners’ capital:
General partner interest	—	—
Limited partners interest, 49,139,227 and 36,959,970 units outstanding, respectively	177,696	136,820
Total partners’ capital	177,696	136,820
Non-controlling interest	2,581	2,624
Total equity and partners' capital	180,277	139,444
Total liabilities, equity and partners’ capital	$394,559	$415,275

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Operations
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$38,429	$83,958	$90,577	$186,069
Cost of goods sold (including depreciation, depletion and amortization)	39,889	63,698	92,569	132,337
Gross profit (loss)	(1,460)	20,260	(1,992)	53,732
Operating costs and expenses:
General and administrative expenses	5,346	5,749	18,949	11,967
Impairments and other expenses (Note 11)	102	—	33,849	—
Accretion of asset retirement obligations	89	84	177	167
Income (loss) from operations	(6,997)	14,427	(54,967)	41,598
Other income (expense):
Interest expense	(3,914)	(2,979)	(7,461)	(6,296)
Net income (loss)	(10,911)	11,448	(62,428)	35,302
(Income) loss attributable to non-controlling interest	20	2	43	(167)
Net income (loss) attributable to Hi-Crush Partners LP	$(10,891)	$11,450	$(62,385)	$35,135
Earnings (loss) per limited partner unit:
Basic	$(0.26)	$0.31	$(1.57)	$0.92
Diluted	$(0.26)	$0.31	$(1.57)	$0.91

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net income (loss)	$(62,428)	$35,302
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	5,987	5,712
Amortization of intangible assets	841	1,466
Loss on impairment of goodwill	33,745	—
Provision for doubtful accounts	8,236	—
Unit-based compensation to directors and employees	1,860	1,937
Amortization of loan origination costs into interest expense	1,121	826
Accretion of asset retirement obligations	177	167
Gain on disposal of property, plant and equipment	(40)	—
Changes in operating assets and liabilities:
Accounts receivable	9,466	28,977
Prepaid expenses and other current assets	(2,095)	165
Inventories	3,966	(2,842)
Other assets	1,114	562
Accounts payable	(3,550)	(6,011)
Accrued and other current liabilities	(2,995)	(2,514)
Due to sponsor	(409)	(5,720)
Net cash provided by (used in) operating activities	(5,004)	58,027
Investing activities:
Capital expenditures for property, plant and equipment	(11,377)	(39,633)
Net cash used in investing activities	(11,377)	(39,633)
Financing activities:
Proceeds from equity issuance, net	101,186	—
Proceeds from issuance of long-term debt	—	50,000
Repayment of long-term debt	(55,434)	(13,500)
Loan origination costs	(128)	(101)
Distributions paid	—	(52,516)
Net cash provided by (used in) financing activities	45,624	(16,117)
Net increase in cash	29,243	2,277
Cash:
Beginning of period	10,414	4,646
End of period	$39,657	$6,923
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$113	$(7,101)
Cash paid for interest	$6,340	$5,469

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Capital	Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at December 31, 2015	$—	$136,820	$136,820	$2,624	$139,444
Issuance of common units, net	—	101,186	101,186	—	101,186
Issuance of limited partner units to directors	—	453	453	—	453
Unit-based compensation expense	—	1,621	1,621	—	1,621
Forfeiture of distribution equivalent rights	—	1	1	—	1
Net loss	—	(62,385)	(62,385)	(43)	(62,428)
Balance at June 30, 2016	$—	$177,696	$177,696	$2,581	$180,277

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

1 Basis of Presentation and Use of Estimates
The accompanying unaudited interim Condensed Consolidated Financial Statements (“interim statements”) of Hi-Crush Partners LP (together with its subsidiaries, the “Partnership”, “we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair statement are reflected in the interim periods presented. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Partnership’s Consolidated Financial Statements for the year ended December 31, 2015, which are included in the Partnership’s Annual Report on Form 10-K filed with the SEC on February 23, 2016. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.
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
Hi-Crush Partners LP is a Delaware limited partnership formed on May 8, 2012 to acquire selected sand reserves and related processing and transportation facilities of Hi-Crush Proppants LLC. The Partnership is engaged in the excavation and processing of raw frac sand for use in hydraulic fracturing operations for oil and natural gas wells. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC, our general partner (the “General Partner” or “Hi-Crush GP”), and a 100% limited partner interest to Hi-Crush Proppants LLC (the “sponsor”), its organizational limited partner.

2. Significant Accounting Policies
In addition to the significant accounting policies listed below, a comprehensive discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K filed with the SEC on February 23, 2016.
Accounts Receivable
Trade receivables relate to sales of raw frac sand and related services for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of June 30, 2016 and December 31, 2015, the Partnership maintained an allowance for doubtful accounts of $8,612 and $663, respectively. During the six months ended June 30, 2016, the Partnership increased its allowance as the result of a spot customer filing for bankruptcy.
Deferred Charges
Certain direct costs incurred in connection with debt financing have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the debt. Amortization expense is included in interest expense.
On April 28, 2016, we amended our Revolving Credit Agreement. As a result of this modification, we accelerated amortization of $349 representing a portion of the remaining unamortized balance of debt issuance costs. Refer to Note 5 - Long-Term Debt for additional disclosure on our Revolver Credit Agreement.
In the first quarter of 2016, we adopted and applied on a retrospective basis the Accounting Standards Update No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As of June 30, 2016 and December 31, 2015, the Partnership maintained unamortized debt issuance costs of $3,946 and $4,354 within long-term debt, respectively (See Note 5 - Long-Term Debt).

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
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $156,400 as of June 30, 2016, based on the market price quoted from external sources, compared with a carrying value of $195,500. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
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
Income Taxes
The Partnership is a pass-through entity and is not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Condensed Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At June 30, 2016 and December 31, 2015, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), an update that supersedes the most current revenue recognition guidance, as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The authoritative guidance, which may be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application, will be effective for the Partnership beginning January 1, 2018. Early adoption is not permitted. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-10 Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Partnership is currently evaluating the potential method and impact of this authoritative guidance on its Consolidated Financial Statements.

3. Inventories
Inventories consisted of the following:

	June 30, 2016	December 31, 2015
Raw material	$10	$—
Work-in-process	10,829	11,827
Finished goods	10,938	13,960
Spare parts	2,011	2,184
Inventories	$23,788	$27,971

4. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2016	December 31, 2015
Buildings	$5,549	$5,519
Mining property and mine development	55,149	54,911
Plant and equipment	151,883	151,582
Rail and rail equipment	31,367	29,300
Transload facilities and equipment	77,970	62,557
Construction-in-progress	2,749	9,740
Property, plant and equipment	324,667	313,609
Less: Accumulated depreciation and depletion	(42,452)	(37,154)
Property, plant and equipment, net	$282,215	$276,455
Depreciation and depletion expense was $3,134 and $4,035 during the three months ended June 30, 2016 and 2015, respectively and $5,987 and $5,712 during the six months ended June 30, 2016 and 2015, respectively.
The Partnership recognized a (gain) loss on the disposal of fixed assets of $(15) and $49 during the three months ended June 30, 2016 and 2015, respectively and $(40) and $50 during the six months ended June 30, 2016 and 2015, respectively. During the fourth quarter of 2015, the Partnership elected to temporarily idle the Augusta facility. No impairment has been recorded related to the Augusta facility.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

5. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
Revolving Credit Agreement	$—	$52,500
Term Loan Credit Facility	195,500	196,500
Less: Unamortized original issue discount	(1,388)	(1,529)
Less: Unamortized debt issuance costs	(3,946)	(4,354)
Other notes payable	4,991	6,924
Total debt	195,157	250,041
Less: current portion of long-term debt	(2,917)	(3,258)
Long-term debt	$192,240	$246,783
Revolving Credit Agreement
On April 28, 2014, the Partnership entered into an amended and restated credit agreement (the "Revolving Credit Agreement"). The Revolving Credit Agreement is a senior secured revolving credit facility that permits aggregate borrowings of up to $150,000, including a $25,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans. The Revolving Credit Agreement matures on April 28, 2019. On November 5, 2015, the Partnership entered into a second amendment (the "Second Amendment") to the Revolving Credit Agreement. The Second Amendment provided for a reduction in the commitment level from $150,000 to $100,000. On April 28, 2016, the Partnership entered into a third amendment (the "Third Amendment") to the Revolving Credit Agreement which provides for a reduction in the commitment level to $75,000. The previously outstanding balance of $52,500 under the Revolving Credit Agreement was paid in full as of June 30, 2016.
The Revolving Credit Agreement is secured by substantially all assets of the Partnership. In addition, the Partnership's subsidiaries have guaranteed the Partnership's obligations under the Revolving Credit Agreement and have granted to the revolving lenders security interests in substantially all of their respective assets.
Borrowings under the Revolving Credit Agreement, as amended, bear interest at a rate equal to a Eurodollar rate plus an applicable margin of 4.50% per annum through June 30, 2017 (the "Effective Period").
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
As of June 30, 2016, we were in compliance with the covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future could be affected by the levels of cash flows from our operations and events or circumstances beyond our control.  If market or other economic conditions deteriorate, our risk of non-compliance may increase.
As of June 30, 2016, we had no indebtedness and $67,413 of undrawn borrowing capacity ($75,000, net of $7,587 letter of credit commitments) under our Revolving Credit Agreement.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Term Loan Credit Facility
On April 28, 2014, the Partnership entered into a credit agreement (the "Term Loan Credit Agreement") providing for a senior secured term loan credit facility (the “Term Loan Credit Facility”) that permits aggregate borrowings of up to $200,000, which has been fully drawn. The Term Loan Credit Agreement permits the Partnership, at its option, to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental term loan facility would be on terms to be agreed among the Partnership, the administrative agent and the lenders who agree to participate in the incremental facility. The maturity date of the Term Loan Credit Facility is April 28, 2021.
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
The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of June 30, 2016, we were in compliance with the terms of the agreement.
As of June 30, 2016, we had $190,166 indebtedness ($195,500, net of $1,388 of discounts and $3,946 of debt issuance costs) under our Term Loan Credit Facility, which carried an interest rate of 4.75% as of June 30, 2016.
Other Notes Payable
On October 24, 2014, the Partnership entered into a purchase and sales agreement to acquire land and underlying frac sand deposits. Through June 30, 2016, the Partnership paid total cash consideration of $5,000, and issued two three-year promissory notes in the amounts of $3,676, each, in connection with this agreement. The three-year promissory notes accrue interest at a rate equal to the applicable short-term federal rate, which was 0.70% as of June 30, 2016. All principal and accrued interest is due and payable at the end of the three-year note terms in October 2017 and December 2018, respectively. However, the notes may be prepaid on a quarterly basis during the three-year terms if sand is extracted, delivered, sold and paid for from the properties.
During the three and six months ended June 30, 2016, the Partnership made prepayments of $676 and $1,934 based on the volume of sand extracted, delivered, sold and paid for, respectively. In July 2016, the Partnership made a prepayment of approximately $917 based on the volume of sand extracted, delivered, sold and paid for through the second quarter of 2016. We did not make any prepayments during the six months ended June 30, 2015.

6. Equity
As of June 30, 2016, our sponsor owned 13,640,351 common units, representing a 27.8% ownership interest in the limited partner units. In addition, our sponsor is the owner of our General Partner.
During the second quarter of 2016, the Partnership completed two public offerings for a total of 12,075,000 common units, representing limited partnership interests in the Partnership for aggregate net proceeds of approximately $101,186.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

During the three and six months ended June 30, 2016, no income was allocated to our holders of incentive distribution rights. During the three and six months ended June 30, 2015, $1,311 and $2,622, respectively, was allocated to our holders of incentive distribution rights.
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
On October 26, 2015, we announced the Board of Directors' decision to temporarily suspend the distribution payment to common unitholders. No quarterly distributions were declared for the second quarter of 2016, as the Partnership continued its distribution suspension to conserve cash.
Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic	42,254,647	36,958,770	39,644,857	36,958,525
Diluted	42,254,647	37,200,774	39,644,857	37,200,529
For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and the previously outstanding subordinated units were treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities.
Diluted earnings per unit excludes any dilutive awards granted (see Note 7) if their effect is anti-dilutive. During the three and six months ended June 30, 2016, the Partnership incurred a net loss and all 210,510 potentially dilutive awards granted and outstanding were excluded from the diluted earnings per unit calculation.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

The following table provides a reconciliation of net loss and the assumed allocation of net loss under the two-class method for purposes of computing net loss per limited partner unit for the three months ended June 30, 2016 (in thousands, except per unit amounts):

	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(10,891)	(10,891)
Assumed allocation of net loss	$—	$(10,891)	$(10,891)

Loss per limited partner unit - basic		$(0.26)
Loss per limited partner unit - diluted		$(0.26)
The following table provides a reconciliation of net loss and the assumed allocation of net loss under the two-class method for purposes of computing net loss per limited partner unit for the six months ended June 30, 2016 (in thousands, except per unit amounts):

	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(62,385)	(62,385)
Assumed allocation of net loss	$—	$(62,385)	$(62,385)

Loss per limited partner unit - basic		$(1.57)
Loss per limited partner unit - diluted		$(1.57)

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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at January 1, 2016	136,570	$46.85
Granted	—	$—
Outstanding at June 30, 2016	136,570	$46.85
As of June 30, 2016, total compensation expense not yet recognized related to unvested PPUs was $2,307, with a weighted average remaining service period of 1.1 years.
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at January 1, 2016	55,320	$37.63
Vested	(880)	$39.48
Granted	20,000	$4.55
Forfeited	(500)	$39.09
Outstanding at June 30, 2016	73,940	$28.65
As of June 30, 2016, total compensation expense not yet recognized related to unvested TPUs was $1,075, with a weighted average remaining service period of 1.8 years.
Board Unit Grants
The Partnership issued 103,377 and 6,344 common units to certain of its directors during the six months ended June 30, 2016 and 2015, respectively.
Unit Purchase Program
During 2015, the Partnership commenced a unit purchase program ("UPP") offered under the Plan. The UPP provides participating employees and members of our board of directors the opportunity to purchase common units representing limited partner interests of the Partnership at a discount. Non-director employees contribute through payroll deductions not to exceed 35% of the employee's eligible compensation during the applicable offering period. Directors contribute through cash contributions not to exceed $150 in aggregate. If the closing price of the Partnership's common units on February 28, 2017 (the "Purchase Date Price") is greater than or equal to 90% of the closing market price of our common units on a participant's applicable election date (the "Election Price"), then the participant will receive a number of common units equal to the amount of accumulated payroll deductions or cash contributions, as applicable (the “Contribution”), divided by the Election Price, capped at 20,000 common units. If the Purchase Date Price is less than the Election Price, then the participant’s Contribution will be returned to the participant.
On the date of election, the Partnership calculates the fair value of the discount, which is recognized as unit compensation expense on a straight-line basis during the period from election date through the date of purchase.  As of June 30, 2016, total accumulated contributions of $403 from directors under the UPP is maintained within the “Accrued and Other Current Liabilities” line item in our Condensed Consolidated Balance Sheet.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Compensation Expense
The following table presents total unit-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Performance Phantom Units	$582	$793	$1,164	$1,457
Time-Based Phantom Units	193	187	380	334
Director and other unit grants	117	73	239	146
Unit Purchase Program	38	—	77	—
Total compensation expense	$930	$1,053	$1,860	$1,937

8. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the “Services Agreement”) with our General Partner, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended June 30, 2016 and 2015, the Partnership incurred $846 and $974, respectively, of management and administrative service expenses from Hi-Crush Services. During the six months ended June 30, 2016 and 2015, the Partnership incurred $1,793 and $1,618, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of June 30, 2016, an outstanding balance of $916 payable to our sponsor is maintained as a current liability under the caption “Due to sponsor”.
During the three months ended June 30, 2016 and 2015, the Partnership purchased $7,543 and $7,849, respectively, of sand in total from Hi-Crush Whitehall LLC and Hi-Crush Blair LLC, subsidiaries of our sponsor and the entities that respectively own the sponsor's Whitehall and Blair facilities, at a purchase price in excess of our production cost per ton. During the six months ended June 30, 2016 and 2015, the Partnership purchased $14,491 and $14,903, respectively, of sand from our sponsor's Whitehall and Blair facilities.
During the three and six months ended June 30, 2015, the Partnership purchased $329 and $2,754, respectively, of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC. We did not purchase any sand from Goose Landing, LLC, during the six months ended June 30, 2016. The father of Mr. Alston, who is our general partner's Chief Operating Officer, owned a beneficial equity interest in Northern Frac Proppants II, LLC.
During the six months ended June 30, 2016 and throughout 2014 and 2015, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company (“Alston Companies”), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who is our general partner's Chief Operating Officer, owns a beneficial interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.

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

10. Commitments and Contingencies
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through June 30, 2016, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.
D & I Silica, LLC ("D&I") has entered into a long-term supply agreement with a supplier (the "Sand Supply Agreement"), which includes a requirement to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreement are not in excess of our current requirements.
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense (credits) was $(9) and $2,638 for the three months ended June 30, 2016 and 2015, respectively, and $508 and $6,140 for the six months ended June 30, 2016 and 2015, respectively.
On October 24, 2014, the Partnership entered into a purchase and sale agreement to acquire certain tracts of land and specific quantities of the underlying frac sand deposits. The transaction includes three separate tranches of land and deposits, to be acquired over a three-year period from 2014 through 2016. Through June 30, 2016, the Partnership acquired two tranches of land for $12,352 and has committed to purchase the remaining tranche during 2016 for total consideration of $6,176.
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
As of June 30, 2016, future minimum operating lease payments and minimum purchase commitments are as follows:

Fiscal Year	Operating Leases	Minimum Purchase Commitments
2016 (six months)	$13,145	$1,418
2017	26,827	2,836
2018	25,930	1,576
2019	23,876	1,866
2020	16,908	2,296
Thereafter	21,292	6,700
	$127,978	$16,692
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

11. Impairments and Other Expenses
Our goodwill arose from the acquisition of D&I in 2013 and is therefore allocated to the D&I reporting unit. We performed our annual assessment of the recoverability of goodwill during the third quarter of 2015. Although we had seen a significant decrease in the price of our common units since August 2014, which had resulted in an overall reduction in our market capitalization, our market capitalization exceeded our recorded net book value as of September 30, 2015.  At such time, we updated our internal business outlook of the D&I reporting unit to consider the current economic environment that affects our operations. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we considered reasonable. We calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill as of our annual assessment date.
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
However, uncertain market conditions for frac sand resulting from current oil and natural gas prices continued. During the three months ended March 31, 2016, volumes sold through the D&I reporting unit declined below previously forecasted levels and pricing deteriorated further. Industry demand for frac sand has continued to decline as the reported Baker Hughes oil rig count in North America fell to 362 rigs as of March 31, 2016, marking a 2016 year-to-date decline of more than 30%. Our customers continued to face uncertainty related to activity levels and have reduced their active frac crews, resulting in further declines in well completion activity. Therefore, as of March 31, 2016, we determined that the state of market conditions and activity levels indicated that an impairment of goodwill may exist. As a result, we assessed qualitative factors and determined that we could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the goodwill as of March 31, 2016, based on the weighted average valuation across several income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the three months ended March 31, 2016 and the pricing, costs structures and market conditions existing as of March 31, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discounts rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the Step 1 and Step 2 valuation exercises, it was determined that a $33,745 impairment loss of all goodwill was incurred during the three months ended March 31, 2016, which was equal to the difference between the carrying value and estimated fair value of goodwill. The Partnership did not recognize any impairment losses for goodwill during the six months ended June 30, 2015.
We recognized impairments and other expenses as outlined in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Impairment of Goodwill	$—	$—	$33,745	$—
Severance, retention and relocation	102	—	104	—
Impairments and other expenses	$102	$—	$33,849	$—

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

12. Condensed Consolidating Financial Information
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the subsidiaries of the Partnership as of March 31, 2014 (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities) was a 100% directly or indirectly owned subsidiary of the Partnership (the “guarantors”), will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. As of June 30, 2016, the guarantors were our sole subsidiaries, other than Hi-Crush Finance Corp., Hi-Crush Augusta Acquisition Co. LLC, Hi-Crush Canada Inc and Hi-Crush Canada Distribution Corp., which are our 100% owned subsidiaries, and Augusta, of which we own 98.0% of the common equity interests.
As of June 30, 2016, the Partnership had no assets or operations independent of its subsidiaries, and there were no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. As of June 30, 2016, none of the assets of our subsidiaries represented restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Balance Sheet
As of June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$37,011	$2,477	$169	$—	$39,657
Accounts receivable, net	—	23,775	—	—	23,775
Intercompany receivables	53,558	155,962	—	(209,520)	—
Inventories	—	15,969	8,343	(524)	23,788
Prepaid expenses and other current assets	422	6,270	121	—	6,813
Total current assets	90,991	204,453	8,633	(210,044)	94,033
Property, plant and equipment, net	11	170,950	111,254	—	282,215
Goodwill and intangible assets, net	—	10,938	—	—	10,938
Investment in consolidated affiliates	277,181	—	224,250	(501,431)	—
Other assets	1,109	6,264	—	—	7,373
Total assets	$369,292	$392,605	$344,137	$(711,475)	$394,559
Liabilities, Equity and Partners' Capital
Current liabilities:
Accounts payable	$428	$6,964	$230	$—	$7,622
Intercompany payables	—	—	209,520	(209,520)	—
Accrued and other current liabilities	1,006	1,900	438	—	3,344
Due to sponsor	(4)	1,101	(181)	—	916
Current portion of long-term debt	2,000	917	—	—	2,917
Total current liabilities	3,430	10,882	210,007	(209,520)	14,799
Long-term debt	188,166	4,074	—	—	192,240
Asset retirement obligations	—	2,008	5,235	—	7,243
Total liabilities	191,596	16,964	215,242	(209,520)	214,282
Equity and partners' capital:
Partners' capital	177,696	375,641	126,314	(501,955)	177,696
Non-controlling interest	—	—	2,581	—	2,581
Total equity and partners' capital	177,696	375,641	128,895	(501,955)	180,277
Total liabilities, equity and partners' capital	$369,292	$392,605	$344,137	$(711,475)	$394,559

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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$42,444	$55	$(4,070)	$38,429
Cost of goods sold (including depreciation, depletion and amortization)	—	43,716	382	(4,209)	39,889
Gross profit (loss)	—	(1,272)	(327)	139	(1,460)
Operating costs and expenses:
General and administrative expenses	2,188	2,669	489	—	5,346
Impairments and other expenses	—	95	7	—	102
Accretion of asset retirement obligations	—	37	52	—	89
Loss from operations	(2,188)	(4,073)	(875)	139	(6,997)
Other income (expense):
Loss from consolidated affiliates	(5,006)	—	—	5,006	—
Interest expense	(3,697)	(71)	(146)	—	(3,914)
Net loss	(10,891)	(4,144)	(1,021)	5,145	(10,911)
Loss attributable to non-controlling interest	—	—	20	—	20
Net loss attributable to Hi-Crush Partners LP	$(10,891)	$(4,144)	$(1,001)	$5,145	$(10,891)

For the Six Months Ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$99,129	$1,400	$(9,952)	$90,577
Cost of goods sold (including depreciation, depletion and amortization)	—	100,040	2,326	(9,797)	92,569
Gross profit (loss)	—	(911)	(926)	(155)	(1,992)
Operating costs and expenses:
General and administrative expenses	4,528	13,480	941	—	18,949
Impairments and other expenses	—	33,842	7	—	33,849
Accretion of asset retirement obligations	—	73	104	—	177
Loss from operations	(4,528)	(48,306)	(1,978)	(155)	(54,967)
Other income (expense):
Loss from consolidated affiliates	(50,703)	—	—	50,703	—
Interest expense	(7,154)	(108)	(199)	—	(7,461)
Net loss	(62,385)	(48,414)	(2,177)	50,548	(62,428)
Loss attributable to non-controlling interest	—	—	43	—	43
Net loss attributable to Hi-Crush Partners LP	$(62,385)	$(48,414)	$(2,134)	$50,548	$(62,385)

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$82,260	$8,346	$(6,648)	$83,958
Cost of goods sold (including depreciation, depletion and amortization)	—	64,681	7,695	(8,678)	63,698
Gross profit	—	17,579	651	2,030	20,260
Operating costs and expenses:
General and administrative expenses	2,218	2,841	690	—	5,749
Accretion of asset retirement obligations	—	34	50	—	84
Income (loss) from operations	(2,218)	14,704	(89)	2,030	14,427
Other income (expense):
Earnings from consolidated affiliates	16,643	—	—	(16,643)	—
Interest expense	(2,975)	(3)	(1)	—	(2,979)
Net income (loss)	11,450	14,701	(90)	(14,613)	11,448
Loss attributable to non-controlling interest	—	—	2	—	2
Net income (loss) attributable to Hi-Crush Partners LP	$11,450	$14,701	$(88)	$(14,613)	$11,450

For the Six Months Ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$176,427	$27,871	$(18,229)	$186,069
Cost of goods sold (including depreciation, depletion and amortization)	—	133,971	18,075	(19,709)	132,337
Gross profit	—	42,456	9,796	1,480	53,732
Operating costs and expenses:
General and administrative expenses	4,855	5,804	1,308	—	11,967
Accretion of asset retirement obligations	—	68	99	—	167
Income (loss) from operations	(4,855)	36,584	8,389	1,480	41,598
Other income (expense):
Earnings from consolidated affiliates	46,223	—	—	(46,223)	—
Interest expense	(6,233)	(29)	(34)	—	(6,296)
Net income	35,135	36,555	8,355	(44,743)	35,302
Income attributable to non-controlling interest	—	—	(167)	—	(167)
Net income attributable to Hi-Crush Partners LP	$35,135	$36,555	$8,188	$(44,743)	$35,135

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(14,683)	$6,874	$(2,802)	$5,607	$(5,004)
Investing activities:
Capital expenditures for property, plant and equipment	—	(11,342)	(35)	—	(11,377)
Net cash used in investing activities	—	(11,342)	(35)	—	(11,377)
Financing activities:
Proceeds from equity issuance	101,186	—	—	—	101,186
Repayment of long-term debt	(53,500)	(1,934)	—	—	(55,434)
Advances from (to) parent, net	—	3,802	1,805	(5,607)	—
Loan origination costs	(128)	—	—	—	(128)
Net cash provided by (used in) financing activities	47,558	1,868	1,805	(5,607)	45,624
Net increase (decrease) in cash	32,875	(2,600)	(1,032)	—	29,243
Cash:
Beginning of period	4,136	5,077	1,201	—	10,414
End of period	$37,011	$2,477	$169	$—	$39,657

For the Six Months Ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$16,860	$47,556	$19,603	$(25,992)	$58,027
Investing activities:
Capital expenditures for property, plant and equipment	—	(28,758)	(10,875)	—	(39,633)
Net cash used in investing activities	—	(28,758)	(10,875)	—	(39,633)
Financing activities:
Proceeds from issuance of long-term debt	50,000	—	—	—	50,000
Repayment of long-term debt	(13,500)	—	—	—	(13,500)
Advances to parent, net	—	(17,300)	(8,692)	25,992	—
Loan origination costs	(101)	—	—	—	(101)
Distributions paid	(52,516)	—	—	—	(52,516)
Net cash used in financing activities	(16,117)	(17,300)	(8,692)	25,992	(16,117)
Net increase in cash	743	1,498	36	—	2,277
Cash:
Beginning of period	308	3,490	848	—	4,646
End of period	$1,051	$4,988	$884	$—	$6,923

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
Overview
We are a pure play, low-cost, domestic producer and supplier of premium monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves consist of “Northern White” sand, a resource existing predominately in Wisconsin and limited portions of the upper Midwest region of the United States, which is highly valued as a preferred proppant because it exceeds all American Petroleum Institute (“API”) specifications. We own, operate and develop sand reserves and related excavation and processing facilities. We operate through an extensive logistics network of rail-served destination terminals strategically located throughout Colorado, Pennsylvania, Ohio, New York and Texas.
We sell a substantial portion of the frac sand we produce to customers with whom we have long-term contracts. Through June 30, 2016, as a result of the existing and continuing market dynamics, we have provided contract customers with temporary pricing discounts and/or waivers of minimum volume purchase requirements, in certain circumstances in exchange for, among other things, additional term and/or volume. As of July 1, 2016, the average remaining contractual term was 3.4 years with remaining terms ranging from 18 to 61 months.
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
During March 2016, our sponsor completed construction and started operations of the 1,285-acre facility with integrated rail infrastructure, located near Blair, Wisconsin (the "Blair facility"). As of December 31, 2015, this facility contained 120.1 million tons of proven recoverable reserves of frac sand and is capable of delivering approximately 2,860,000 tons of 20/100 frac sand per year.
As of June 30, 2016, we own or operate 15 destination rail-based terminal locations throughout Colorado, Pennsylvania, Ohio, New York and Texas, of which five are temporarily idled and six are capable of accommodating unit trains. Our destination terminals include approximately 81,000 tons of rail storage capacity and approximately 120,000 tons of silo storage capacity.

We are continuously looking to increase the number of destination terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. Our destination terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of June 30, 2016, we leased or owned 4,214 railcars used to transport our sand from origin to destination and managed a fleet of approximately 1,500 additional railcars dedicated to our facilities by our customers or the Class I railroads.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts which have current terms expiring between 2017 and 2021. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product and the price per ton. During the six months ended June 30, 2016, we continued to provide temporary price discounts and/or waivers of minimum volume purchase requirements to contract customers in response to the market driven decline in proppant demand. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer.
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
We purchase sand from our sponsor's production facilities, through a long-term supply agreement with a third party at a specified price per ton and also through the spot market. We incur transportation costs including trucking, rail freight charges and fuel surcharges when transporting our sand from its origin to destination. We utilize multiple railroads to transport our sand and transportation costs are typically negotiated through long-term working relationships.
We incur general and administrative costs related to our corporate operations. Under our partnership agreement and the services agreement with our sponsor and our general partner, our sponsor has discretion to determine, in good faith, the proper allocation of costs and expenses to us for its services, including expenses incurred by our general partner and its affiliates on our behalf. The allocation of such costs is based on management’s best estimate of time and effort spent on the respective operations and facilities. Under these agreements, we reimburse our sponsor for all direct and indirect costs incurred on our behalf.

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
EBITDA, Adjusted EBITDA and Distributable Cash Flow
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) plus depreciation, depletion and amortization and interest expense, net of interest income. We define Adjusted EBITDA as EBITDA, adjusted for any non-cash impairments of long-lived assets and goodwill. We define distributable cash flow as Adjusted EBITDA less cash paid for interest expense, income attributable to non-controlling interests and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and non-cash unit-based compensation. We use distributable cash flow as a performance metric to compare cash generating performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow will not reflect changes in working capital balances. EBITDA and Adjusted EBITDA are supplemental measures utilized by our management and other users of our financial statements, such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.
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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of distributable cash flow to net income (loss):
Net income (loss)	$(10,911)	$11,448	$(62,428)	$35,302
Depreciation and depletion expense	3,134	4,035	5,987	5,712
Amortization expense	421	733	841	1,466
Interest expense	3,914	2,979	7,461	6,296
EBITDA	(3,442)	19,195	(48,139)	48,776
Non-cash impairment of goodwill	—	—	33,745	—
Adjusted EBITDA	(3,442)	19,195	(14,394)	48,776
Less: Cash interest paid	(3,187)	(2,564)	(6,340)	(5,469)
Less: (Income) loss attributable to non-controlling interest	20	2	43	(167)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(655)	(1,120)	(1,418)	(2,379)
Add: Accretion of asset retirement obligations	89	84	177	167
Add: Unit-based compensation	930	1,053	1,860	1,937
Distributable cash flow	(6,245)	16,650	(20,072)	42,865
Less: Distributable cash flow attributable to holders of incentive distribution rights	—	—	—	(1,311)
Distributable cash flow attributable to limited partner unitholders	$(6,245)	$16,650	$(20,072)	$41,554

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
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future principally for the following reasons:

•
Through June 30, 2016, we provided significant price concessions and waivers under our contracts. Since August 2014, oil and natural gas prices have declined and persist at levels well below those experienced through the middle of 2014. As a result of these market dynamics and coupled with the impact on proppant demand and pricing, we have engaged and continue to be engaged in ongoing discussions with all of our contract customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, we have provided contract customers with temporary pricing discounts and/or waivers of minimum volume purchase requirements, in certain circumstances in exchange for, among other things, additional term and/or volume. We continue to engage in discussions and may deliver sand at prices or at volumes below those provided for in our existing contracts. We expect that these circumstances may continue to negatively affect our revenues, net income and cash generated from operations into the remainder of 2016.

•
We are currently storing a significant number of railcars. As of June 30, 2016, 1,161 of our leased railcar fleet were idled and held in storage, a decrease from approximately 1,900 at December 31, 2015. As a result, we are incurring storage costs for these railcars in addition to fixed railcar lease costs.

•
We impaired our goodwill during the first quarter of 2016.  During the three months ended March 31, 2016, we completed an impairment assessment of our goodwill. As a result of the assessment, we estimated the fair value of our goodwill and determined that it was less than its carrying value, resulting in an impairment of $33,745.

•
Our Augusta production facility is temporarily idled as of June 30, 2016. As a result of current market conditions, we elected to temporarily idle our Augusta production facility, resulting in a decrease in volumes produced during the six months ended June 30, 2016 as compared to the same period of 2015.

•
We incurred bad debt expense in connection with a customer’s bankruptcy filing. We incurred bad debt expense of $8,236 during the six months ended June 30, 2016, principally as a result of a spot customer filing for bankruptcy. Should negative market conditions continue to persist in 2016, our customer credit risk may increase, which could result in increased bad debt expense and/or reduced cash flows from operations.

•
Our outstanding balance under the Revolving Credit Agreement was paid in full. As of June 30, 2016, we did not have any indebtedness outstanding under our Revolving Credit Agreement. As a result, our interest expense will decrease during the third quarter of 2016.

Market Conditions
Since August 2014, oil and natural gas prices have declined and persist at levels well below those experienced through the middle of 2014. As a result, the number of rigs drilling for oil and gas fell dramatically through June 30, 2016 as compared to the high levels achieved during third quarter 2014. Specifically, the reported Baker Hughes oil rig count in North America fell to a low of 316 in May 2016 and was at 341 rigs as of June 30, 2016, marking a 2016 year-to-date decline of more than 36%. Due to the uncertainty regarding the timing and extent of a rebound, exploration and production companies have sharply reduced their drilling activities in an effort to control costs. In addition, many exploration and production companies have announced that a significant number of wells drilled since August 2014 have not yet been completed and may not be completed in the foreseeable future. As a result, customers continue to face uncertainty related to activity levels and have reduced their active frac crews, resulting in further declines in well completion activity. The combination of these factors, among others, has reduced proppant demand and pricing further in the second quarter of 2016 and significantly from the levels experienced during 2014. Given the energy industry's outlook for the remainder of 2016, we expect the low levels of well completion activity may continue throughout 2016, which may result in more pressure on frac sand pricing and reduced sales volumes.
In general, pricing for Northern White frac sand reached its highest levels during the fourth quarter of 2014. Since then spot market prices for Northern White frac sand have declined dramatically, as sand producers with excess inventories discounted sand pricing, and in some cases, substantially discounted sand pricing. Pricing declined throughout the year and has stabilized somewhat in the second quarter of 2016, although at historically low levels.
As a result of the market dynamics existing through June 30, 2016, we have engaged and continue to be engaged in ongoing discussions with all of our contract customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, we have provided contract customers with temporary pricing discounts and/or waivers of minimum volume purchase requirements, in certain circumstances in exchange for, among other things, additional term and/or volume. We continue to engage in discussions and may deliver sand at prices or at volumes below those provided for in our existing contracts. We expect that these circumstances may continue to negatively affect our revenues, net income and cash generated from operations for the remainder of 2016.
The following table presents sales, volume and pricing comparisons for the second quarter of 2016, as compared to the first quarter of 2016:

	Three Months Ended
	June 30,	March 31,		Percentage
	2016	2016	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$38,229	$51,897	$(13,668)	(26)%
Tons sold	849,263	962,998	(113,735)	(12)%
Percentage of volumes sold in-basin	49%	59%	(10)%	(17)%
Average price per ton sold	$45	$54	$(9)	(17)%
We continued to provide additional price discounts to customers during the second quarter of 2016. Tons sold during the second quarter were 12% lower than the first quarter of 2016. The decreased volumes, coupled with price discounts and a lower percentage of volumes purchased in-basin during the second quarter of 2016, led to our frac sand revenues decreasing compared to the prior quarter. Average sales price per ton sold decreased to $45 per ton in the second quarter 2016 from $54 per ton in the first quarter of 2016, reflecting the combined impact of continued pricing pressure and decreased in-basin sales.

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
We have taken several steps to ensure we continue to deliver low-cost solutions to our customers, including construction of additional in-basin storage facilities and marketing of our product through additional third-party operated terminals. We eliminated the volumes of sand purchased from third parties, and worked to ensure that volumes were sourced at our lowest cost, combining our lowest production cost with the lowest origin to destination freight rates where possible. We strategically managed the size of our railcar fleet by eliminating the use of system cars to reduce cost and returning cars at the end of their lease term. However, during 2016, we expect to continue to incur railcar storage expense related to railcars in long-term storage. We also focused on ensuring optimal origin and destination routing.
On October 9, 2015, we announced a reduction in force to our employees in connection with the temporary idling of our Augusta production facility, which has a higher cost structure than our lowest cost production facility, and during the fourth quarter of 2015, we temporarily idled several transload facilities and closed an administrative office. In the first six months of 2016, we transferred the remaining Augusta facility employees to our sponsor’s Blair facility, and we further reduced headcount of certain transload facilities and temporarily idled our sponsor's Whitehall facility. Given the current macro environment, we continue to focus on reducing our costs to enhance profitability and better serve our customers.
Results of Operations
The following table presents consolidated revenues and expenses for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$38,429	$83,958	$90,577	$186,069
Costs of goods sold:
Production costs	3,470	11,159	9,717	26,347
Other cost of sales	33,285	48,194	76,868	99,658
Depreciation, depletion and amortization	3,134	4,345	5,984	6,332
Gross profit (loss)	(1,460)	20,260	(1,992)	53,732
Operating costs and expenses	5,537	5,833	52,975	12,134
Income (loss) from operations	(6,997)	14,427	(54,967)	41,598
Other income (expense):
Interest expense	(3,914)	(2,979)	(7,461)	(6,296)
Net income (loss)	(10,911)	11,448	(62,428)	35,302
(Income) loss attributable to non-controlling interest	20	2	43	(167)
Net income (loss) attributable to Hi-Crush Partners LP	$(10,891)	$11,450	$(62,385)	$35,135

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Revenues
The following table presents sales, volume and pricing comparisons for the second quarter of 2016, as compared to the second quarter of 2015:

	Three Months Ended
	June 30,			Percentage
	2016	2015	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$38,229	$80,121	$(41,892)	(52)%
Tons sold	849,263	1,190,156	(340,893)	(29)%
Percentage of volumes sold in-basin	49%	58%	(9)%	(16)%
Average price per ton sold	$45	$67	$(22)	(33)%
Revenues generated from the sale of frac sand were $38,229 and $80,121 for the three months ended June 30, 2016 and 2015, respectively, during which we sold 849,263 and 1,190,156 tons of frac sand, respectively. Average sales price per ton was $45 and $67 for the three months ended June 30, 2016 and 2015, respectively. The sales prices between the two periods differ due to the mix in pricing of FOB plant and in-basin volumes (49% and 58% of tons were sold in-basin for the three months ended June 30, 2016 and 2015, respectively), offset by changes in industry sales price trends. With oil and gas prices persisting at levels well below those experienced in middle of 2014 and the resulting decline in drilling activity, we continued to provide discounted pricing for contract customers in the second quarter of 2016. Price per ton exiting second quarter of 2016 was lower than the second quarter of 2015.
Other revenue related to transload and terminaling, silo leases and other services was $200 and $3,837 for the three months ended June 30, 2016 and 2015, respectively. The decrease in such revenues was driven by decreased transloading and logistics services provided at our destination terminals, resulting from lower overall industry sand demand and the decrease in total volumes sold FOB plant.
Costs of goods sold – Production costs
We incurred production costs of $3,470 and $11,159 for the three months ended June 30, 2016 and 2015, respectively, reflecting lower sales volumes, combined with a greater percentage of volumes produced and delivered from the lower cost Wyeville facility.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the three months ended June 30, 2016 and 2015.

	Three Months Ended
	June 30,
	2016	2015
Excavation costs	$1,541	$3,665
Plant operating costs	1,938	4,856
Royalties	(9)	2,638
Total production costs	$3,470	$11,159
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

We purchase sand from our sponsor's Whitehall and Blair facilities, and during 2015, through a long-term supply agreement with a third party at a specified price per ton. For the three months ended June 30, 2016 and 2015, we incurred $7,147 and $8,579 of purchased sand costs, respectively. The decrease was due to a lower average purchase price paid and slightly lower volumes in the second quarter of 2016 as compared to the second quarter of 2015.
We incur transportation costs including freight charges, fuel surcharges and railcar lease costs when transporting our sand from its origin to destination. For the three months ended June 30, 2016 and 2015, we incurred $23,960 and $35,363 of transportation costs, respectively. Other costs of sales were $2,178 and $4,252 during the three months ended June 30, 2016 and 2015, respectively, and were primarily comprised of demurrage, storage and transload fees and on-site labor. The decrease in transportation and other costs of sales was driven by decreased sales volumes and utilization of silo storage at our terminals.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the three months ended June 30, 2016 and 2015, we incurred $3,134 and $4,345, respectively, of depreciation, depletion and amortization expense. The decrease was driven by the idling of our Augusta facility and reduced amortization of intangible assets due to the impairment of the Sand Supply Agreement in the third quarter of 2015.
Gross Profit (Loss)
Gross loss was $1,460 for the three months ended June 30, 2016, compared to gross profit of $20,260 for the three months ended June 30, 2015. Gross profit percentage declined from 24.1% in second quarter of 2015 to (3.8)% in second quarter of 2016. The decline was primarily driven by pricing discounts, decreased volumes and reduced other revenues, offset by lower production and transportation costs.
Operating Costs and Expenses
For the three months ended June 30, 2016 and 2015, we incurred general and administrative expenses of $5,346 and $5,749, respectively.
Interest Expense
Interest expense was $3,914 and $2,979 for the three months ended June 30, 2016 and 2015, respectively. The increase in interest expense during the 2016 period was primarily attributable to increased borrowings outstanding on our revolver. In addition, during the three months ended June 30, 2016, we amended our Revolving Credit Agreement and as a result of this modification, we accelerated amortization of $349 representing a portion of the remaining unamortized balance of debt issuance costs.
Net Income (Loss) Attributable to Hi-Crush Partners LP
Net loss attributable to Hi-Crush Partners LP was $10,891 for the three months ended June 30, 2016, compared to net income of $11,450 for the three months ended June 30, 2015.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenues
The following table presents sales, volume and pricing comparisons for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015:

	Six Months Ended
	June 30,			Percentage
	2016	2015	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$90,126	$166,995	$(76,869)	(46)%
Tons sold	1,812,261	2,385,499	(573,238)	(24)%
Percentage of volumes sold in-basin	55%	51%	4%	8%
Average price per ton sold	$50	$70	$(20)	(29)%
Revenues generated from the sale of frac sand were $90,126 and $166,995 for the six months ended June 30, 2016 and 2015, respectively, during which we sold 1,812,261 and 2,385,499 tons of frac sand, respectively. Average sales price per ton was $50 and $70 for the six months ended June 30, 2016 and 2015, respectively. The sales prices between the two periods differ due to the mix in pricing of FOB plant and in-basin volumes (55% and 51% of tons were sold in-basin for the six months ended June 30, 2016 and 2015, respectively), offset by changes in industry sales price trends. With oil and gas prices persisting at levels well below those experienced in middle of 2014 and the resulting decline in drilling activity, we continued to provide discounted pricing for contract customers in the second quarter of 2016. Price per ton exiting the second quarter of 2016 was lower than the second quarter of 2015.

Other revenue related to transload and terminaling, silo leases and other services was $451 and $19,074 for the six months ended June 30, 2016 and 2015, respectively. The decrease in such revenues was driven by decreased transloading and logistics services provided at our destination terminals, resulting from lower overall industry sand demand and the decrease in volumes sold FOB plant.
Costs of goods sold – Production costs
We incurred production costs of $9,717 and $26,347 for the six months ended June 30, 2016 and 2015, respectively, reflecting lower sales volumes, combined with a greater percentage of volumes produced and delivered from the lower cost Wyeville facility.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,
	2016	2015
Excavation costs	$3,426	$7,158
Plant operating costs	5,783	13,049
Royalties	508	6,140
Total production costs	$9,717	$26,347
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
We purchase sand from our sponsor's Whitehall and Blair facilities, and in 2015, through a long-term supply agreement with a third party at a specified price per ton. For the six months ended June 30, 2016 and 2015, we incurred $15,248 and $18,759 of purchased sand costs, respectively. The decrease was due to a lower average purchase price paid in the first half of 2016 as compared to the first half of 2015, offset by higher volumes purchased. In the second quarter of 2016, we primarily purchased sand from our sponsor's Blair facility while the Whitehall facility was temporarily idled. Purchases from the Blair facility allow us to ship volumes via low cost origin and destination pairings.
We incur transportation costs including freight charges, fuel surcharges and railcar lease costs when transporting our sand from its origin to destination. For the six months ended June 30, 2016 and 2015, we incurred $55,873 and $70,552 of transportation costs, respectively. Other costs of sales was $5,747 and $10,347 during the six months ended June 30, 2016 and 2015, respectively, and was primarily comprised of demurrage, storage and transload fees and on-site labor. The decrease in transportation and other costs of sales was driven by decreased sales volumes and utilization of silo storage at our terminals.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the six months ended June 30, 2016 and 2015, we incurred $5,984 and $6,332, respectively, of depreciation, depletion and amortization expense. The decrease was driven reduced amortization of intangible assets due to the impairment of the Sand Supply Agreement in the third quarter of 2015.
Gross Profit (Loss)
Gross loss was $1,992 for the six months ended June 30, 2016, compared to gross profit of $53,732 for the six months ended June 30, 2015. Gross profit percentage declined from 28.9% in first half of 2015 to (2.2)% in first half of 2016. The decline was primarily driven by pricing discounts, decreased volumes and reduced other revenues, offset by lower production and transportation costs.

Operating Costs and Expenses
For the six months ended June 30, 2016 and 2015, we incurred general and administrative expenses of $18,949 and $11,967, respectively. The increase in such costs was primarily attributable to an $8,236 increase in bad debt expense associated with a spot customer filing for bankruptcy. For the six months ended June 30, 2016, we incurred impairments and other expenses of $33,849 primarily related to the impairment of goodwill.
Interest Expense
Interest expense was $7,461 and $6,296 for the six months ended June 30, 2016 and 2015, respectively. The increase in interest expense during the 2016 period was primarily attributable to increased borrowings outstanding on our revolver. In addition, during the three months ended June 30, 2016, we amended our Revolving Credit Agreement and as a result of this modification, we accelerated amortization of $349 representing a portion of the remaining unamortized balance of debt issuance costs.
Net Income (Loss) Attributable to Hi-Crush Partners LP
Net loss attributable to Hi-Crush Partners LP was $62,385 for the six months ended June 30, 2016, compared to net income of $35,135 for the six months ended June 30, 2015.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our Revolving Credit Agreement, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of July 26, 2016, our sources of liquidity consisted of $35,022 of available cash and $67,413 pursuant to available borrowings under the third amendment of our Revolving Credit Agreement ($75,000, net of $7,587 letter of credit commitments). Our Revolving Credit Agreement allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan, and requires that capital expenditures during 2016 not exceed $28,000. The third amendment to our Revolving Credit Agreement waives the minimum quarterly EBITDA covenants and establishes a maximum EBITDA loss for the six months ending March 31, 2017. The amendment also provides for an equity cure that can be applied to EBITDA covenant ratios for 2017 and all future periods. As of June 30, 2016, we were in compliance with the covenants contained in our Revolving Credit Agreement. We expect to be in compliance with the covenants throughout the remainder of 2016. However, our ability to comply with such covenants in the future could be affected by the levels of cash flows from our operations and events and circumstances beyond our control. If market or other economic conditions deteriorate, our risk of non-compliance may increase. In addition, we have a $200,000 senior secured term loan facility which permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Our General Partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, capital expenditures, funding debt service obligations and making distributions to our unitholders. Capital expenditures totaled $11,377 during the six months ended June 30, 2016, representing costs associated with terminal facilities in Colorado and Texas, among other projects. We plan to spend $4,000 to $8,000 on capital expenditures during the remainder of 2016 primarily related to the expansion of rail capacity at our Wyeville facility, among other projects. On October 26, 2015, our General Partner’s board of directors announced the temporary suspension of our quarterly distribution to common unitholders in order to conserve cash and preserve liquidity. It is currently uncertain when market conditions will improve, at which time it may be appropriate to reinstate the distribution.
Credit Ratings
As of July 26, 2016, the credit rating of the Partnership’s senior secured term loan credit facility was B+ from Standard and Poor’s and Caa1 from Moody’s.
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

Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause overall variability in the Partnership's working capital are (1) the Partnership's cash position, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestures or organic capital expenditures. As of June 30, 2016, we had a positive working capital balance of $42,494 as compared to a balance of $55,228 at December 31, 2015.
The following table summarizes our working capital as of the dates indicated.

	June 30, 2016	December 31, 2015
Current assets:
Accounts receivable, net	$23,775	$41,477
Inventories	23,788	27,971
Prepaid and other current assets	6,813	4,504
Total current assets	54,376	73,952
Current liabilities:
Accounts payable	7,622	11,059
Accrued and other current liabilities	3,344	6,340
Due to sponsor	916	1,325
Total current liabilities	11,882	18,724
Working capital	$42,494	$55,228
Accounts receivable decreased $17,702 during the six months ended June 30, 2016. Excluding the increase in our bad debt allowance of $8,236, accounts receivable decreased by $9,466, the net impact of lower sales volumes and pricing compared to the fourth quarter of 2015.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. The decrease in our inventory was primarily driven by a $3,022 decrease in our finished goods inventory and a draw down in our stockpile for processing through the dry plant during the winter months. Most of our finished goods inventory is either in transit or held at our terminals for future sale.
Accounts payable and accrued liabilities decreased by $6,433 on a combined basis, primarily due to the completion of the terminal facilities under construction in Colorado and Texas.
Our balance due to our sponsor decreased $409 during the six months ended June 30, 2016, primarily as a result of decreased payables for sand purchased from our sponsor's Whitehall and Blair facilities.
The following table provides a summary of our cash flows for the periods indicated.

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(5,004)	$58,027
Investing activities	(11,377)	(39,633)
Financing activities	45,624	(16,117)

Cash Flows - Six Months Ended June 30, 2016 and 2015
Operating Activities
Net cash used in operating activities was $5,004 for the six months ended June 30, 2016, compared to net cash provided by operating activities of $58,027 for the six months ended June 30, 2015. Operating cash flows include a net loss of $62,428 and net income earned of $35,302 during the six months ended June 30, 2016 and 2015, respectively, adjusted for non-cash operating expenses and the changes in operating assets and liabilities described above. The decrease in cash flows from operations was primarily attributable to decreased gross profit margins, offset by a net decrease in our working capital associated with lower revenues and increased days of sales outstanding in the second quarter of 2016 as compared to the second quarter of 2015.
Investing Activities
Net cash used in investing activities was $11,377 for the six months ended June 30, 2016, and primarily consisted of capital expenditures related to construct distribution terminal facilities in Colorado and Texas. Net cash used in investing activities was $39,633 for the six months ended June 30, 2015, and primarily consisted of capital expenditures to expand our Augusta facility and expand silo storage at our terminal facilities in Pennsylvania and Ohio.
Financing Activities
Net cash provided by financing activities was $45,624 for the six months ended June 30, 2016, and was comprised of $101,186 net proceeds from the issuance of 12,075,000 common units, offset by $128 of loan origination costs and a $52,500 repayment of the outstanding balance on our Revolving Credit Agreement and $2,934 of repayments on other long-term debt.
Net cash used in financing activities was $16,117 for the six months ended June 30, 2015, and was comprised of $37,500 of cash proceeds from net borrowings under the Revolving Credit Agreement, offset by $52,516 of distributions paid to our unitholders, $101 of loan origination costs and a $1,000 repayment of our term loan.
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
Capital Requirements
During the six months ended June 30, 2016, we spent $11,377 related to costs associated with distribution terminal facilities in Colorado and Texas, among other projects. We plan to spend $4,000 to $8,000 on capital expenditures during the remainder of 2016 primarily related to the expansion of rail capacity at our Wyeville facility, among other projects.
Revolving Credit Agreement and Senior Secured Term Loan Facility
As of July 26, 2016, we have a $75,000 senior secured Revolving Credit Agreement, which matures in April 2019. As of July 26, 2016, we had no indebtedness and $67,413 of undrawn borrowing capacity ($75,000, net of $7,587 letter of credit commitments) under our Revolving Credit Agreement. The Revolving Credit Agreement is available to fund working capital and for other general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our Revolving Credit Agreement are secured by substantially all of our assets.
As of July 26, 2016, we have a $200,000 senior secured term loan facility, which matures in April 2021. As of July 26, 2016, the senior secured term loan facility was fully drawn with a $195,500 balance outstanding. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility. Borrowings under our senior secured term loan facility are secured by substantially all of our assets.
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
Interest Rate Risk
As of June 30, 2016, we had $200,491 of principal outstanding under our senior secured term loan facility and other notes payable, with an effective interest rate of 4.65%. Assuming no change in the amounts outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $932 per year.
Credit Risk – Customer Concentration
During the six months ended June 30, 2016, approximately 48% of our revenues were earned from our two largest customers. In addition, during the six months ended June 30, 2016, approximately 8% of our revenues were earned from a spot customer that filed for bankruptcy in early April. As a result of this bankruptcy, we increased our allowance for doubtful accounts by $7,049, which is reflected in accounts receivables in our Condensed Consolidated Balance Sheet as of June 30, 2016. Our customers are generally pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), an update that supersedes the most current revenue recognition guidance, as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The authoritative guidance, which may be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application, will be effective for the Partnership beginning January 1, 2018. Early adoption is not permitted. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-10 Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Partnership is currently evaluating the potential method and impact of this authoritative guidance on its Consolidated Financial Statements.
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
Our goodwill arose from the acquisition of D & I Silica, LLC ("D&I") in 2013 and is therefore allocated to the D&I reporting unit. We performed our annual assessment of the recoverability of goodwill during the third quarter of 2015. Although we had seen a significant decrease in the price of our common units since August 2014, which had resulted in an overall reduction in our market capitalization, our market capitalization exceeded our recorded net book value as of September 30, 2015.  At such time, we updated our internal business outlook of the D&I reporting unit to consider the current economic environment that affects our operations. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we considered reasonable. We calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill as of our annual assessment date.
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
However, uncertain market conditions for frac sand resulting from current oil and natural gas prices continued. During the three months ended March 31, 2016, volumes sold through the D&I reporting unit declined below previously forecasted levels and pricing deteriorated further. Industry demand for frac sand has continued to decline as the reported Baker Hughes oil rig count in North America fell to 362 rigs as of March 31, 2016, marking a 2016 year-to-date decline of more than 30%. Our customers continued to face uncertainty related to activity levels and have reduced their active frac crews, resulting in further declines in well completion activity. Therefore, as of March 31, 2016, we determined that the state of market conditions and activity levels indicated that an impairment of goodwill may exist. As a result, we assessed qualitative factors and determined that we could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the goodwill as of March 31, 2016, based on the weighted average valuation across several income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the three months ended March 31, 2016 and the pricing, costs structures and market conditions existing as of March 31, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discounts rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the Step 1 and Step 2 valuation exercises, it was determined that a $33,745 impairment loss of all goodwill was incurred during the three months ended March 31, 2016, which was equal to the difference between the carrying value and estimated fair value of goodwill. The Partnership did not recognize any impairment losses for goodwill during the six months ended June 30, 2015 (See Note 11 - Impairments and Other Expenses).
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	August 2, 2016	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

HI-CRUSH PARTNERS LP
EXHIBIT INDEX

Exhibit Number	Description
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

10.1
Third Amendment, dated April 28, 2016, by and among Hi-Crush Partners LP, as borrower, ZB, N.A. DBA Amegy Bank, as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on April 28, 2016).

10.2*	Letter Agreement, dated May 13, 2016, by and between Hi-Crush Operating LLC and Weatherford U.S., L.P.
23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016).
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