Form 10-Q/A
period 2016-06-30
Hi-Crush Partners LP
filed 2016-10-28
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Hi-Crush Partners LP (the “Partnership”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “Commission”) on August 2, 2016 (the “Original Filing Date”). This Amendment No. 1 is being filed solely to amend Exhibit 10.2 (the “Exhibit”) originally filed with the Form 10-Q. The Partnership had sought confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for portions of the Exhibit and, following correspondence and conversations with the Staff of the Commission’s Division of Corporate Finance, is re-filing the Exhibit with less information redacted. The Exhibit filed herewith supersedes in its entirety the Exhibit originally filed with the Form 10-Q. Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Form 10-Q. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Form 10-Q.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Partnership's principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) of the Exchange Act. The Partnership is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hi-Crush Partners LP

		By:	Hi-Crush GP LLC, its general partner

Date:	October 28, 2016	By:	/s/ Laura C. Fulton
Laura C. Fulton
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

32.1†	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer.
32.2†	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Financial Officer.
95.1†	Mine Safety Disclosure Exhibit
101†	Interactive Data Files- XBRL

*	Parts of the exhibit have been omitted pursuant to a request for confidential treatment.
†    Previously filed or furnished with the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed on August 2, 2016.