Form 10-Q
period 2016-09-30
Hi-Crush Partners LP
filed 2016-10-31
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 28, 2016, there were 63,668,244 common units outstanding.

HI-CRUSH PARTNERS LP

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	September 30, 2016	December 31, 2015 (a)
Assets
Current assets:
Cash	$24,786	$11,054
Accounts receivable, net	32,872	41,477
Inventories	34,741	27,971
Prepaid expenses and other current assets	6,074	4,840
Total current assets	98,473	85,342
Property, plant and equipment, net	411,289	393,512
Goodwill and intangible assets, net	10,518	45,524
Equity method investments	4,411	—
Other assets	8,011	9,830
Total assets	$532,702	$534,208
Liabilities, Equity and Partners’ Capital
Current liabilities:
Accounts payable	$17,134	$24,237
Accrued and other current liabilities	8,099	6,429
Due to sponsor	200	106,746
Current portion of long-term debt	3,045	3,258
Total current liabilities	28,478	140,670
Long-term debt	190,969	246,783
Asset retirement obligations	7,713	7,066
Other liabilities	5,000	—
Total liabilities	232,160	394,519
Commitments and contingencies
Equity and partners’ capital:
General partner interest	—	—
Limited partners interest, 63,667,519 and 36,959,970 units outstanding, respectively	297,986	134,096
Total partners’ capital	297,986	134,096
Non-controlling interest	2,556	5,593
Total equity and partners' capital	300,542	139,689
Total liabilities, equity and partners’ capital	$532,702	$534,208

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Operations
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015 (a)	2016 (a)	2015 (a)
Revenues	$46,556	$81,494	$137,133	$267,563
Cost of goods sold (including depreciation, depletion and amortization)	46,340	66,400	138,032	198,737
Gross profit (loss)	216	15,094	(899)	68,826
Operating costs and expenses:
General and administrative expenses	7,896	6,516	28,310	19,947
Impairments and other expenses (Note 12)	148	23,718	33,997	23,718
Accretion of asset retirement obligations	94	84	274	251
Income (loss) from operations	(7,922)	(15,224)	(63,480)	24,910
Other income (expense):
Interest expense	(2,845)	(3,438)	(10,398)	(9,739)
Net income (loss)	(10,767)	(18,662)	(73,878)	15,171
(Income) loss attributable to non-controlling interest	25	(35)	68	(202)
Net income (loss) attributable to Hi-Crush Partners LP	$(10,742)	$(18,697)	$(73,810)	$14,969
Earnings (loss) per limited partner unit:
Basic	$(0.21)	$(0.49)	$(1.65)	$0.43
Diluted	$(0.21)	$(0.49)	$(1.65)	$0.42

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016 (a)	2015 (a)
Operating activities:
Net income (loss)	$(73,878)	$15,171
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	11,457	10,031
Amortization of intangible assets	1,261	2,199
Loss on impairments of goodwill and intangibles assets	33,745	18,606
Provision for doubtful accounts	8,236	—
Unit-based compensation to directors and employees	3,015	2,985
Amortization of loan origination costs into interest expense	1,494	1,242
Accretion of asset retirement obligations	274	251
(Gain) loss on disposal or impairments of property, plant and equipment	(147)	4,781
Changes in operating assets and liabilities:
Accounts receivable	369	28,613
Inventories	(6,054)	(5,565)
Prepaid expenses and other current assets	(1,137)	2,179
Other assets	1,277	(2,779)
Accounts payable	2,109	(2,800)
Accrued and other current liabilities	1,672	(4,541)
Due to sponsor	(1,296)	(4,016)
Net cash provided by (used in) operating activities	(17,603)	66,357
Investing activities:
Acquisition of Hi-Crush Blair LLC	(75,000)	—
Capital expenditures for property, plant and equipment	(36,990)	(93,649)
Equity method investments	(4,411)	—
Restricted cash, net	—	691
Net cash used in investing activities	(116,401)	(92,958)
Financing activities:
Proceeds from equity issuances, net	189,015	—
Proceeds from issuance of long-term debt	—	65,000
Repayment of long-term debt	(56,851)	(14,000)
Loan origination costs	(128)	(101)
Affiliate financing, net	15,700	46,471
Distributions paid	—	(70,072)
Net cash provided by financing activities	147,736	27,298
Net increase in cash	13,732	697
Cash at beginning of period	11,054	4,809
Cash at end of period	$24,786	$5,506
Non-cash investing and financing activities:
Decrease in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$(9,212)	$(16,444)
Increase in property, plant and equipment for asset retirement obligations	$373	$—
Estimated fair value of contingent consideration liability	$5,000	$—
Due to sponsor balance converted into non-controlling interest	$120,950	$—
Expense paid by Member on behalf of Hi-Crush Blair LLC	$1,652	$1,808
Cash paid for interest	$8,904	$8,497

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC. See Note 3. See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Capital	Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at December 31, 2015 (a)	$—	$134,096	$134,096	$5,593	$139,689
Issuance of common units, net	—	189,015	189,015	—	189,015
Issuance of limited partner units to directors	—	453	453	—	453
Unit-based compensation expense	—	2,659	2,659	—	2,659
Forfeiture of distribution equivalent rights	—	2	2	—	2
Non-cash contributions by sponsor	—	—	—	1,652	1,652
Conversion of advances to Hi-Crush Proppants LLC	—	—	—	120,950	120,950
Acquisition of Hi-Crush Blair LLC	—	45,571	45,571	(125,571)	(80,000)
Net loss (a)	—	(73,810)	(73,810)	(68)	(73,878)
Balance at September 30, 2016	$—	$297,986	$297,986	$2,556	$300,542

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

1 Basis of Presentation and Use of Estimates
The accompanying unaudited interim Condensed Consolidated Financial Statements (“interim statements”) of Hi-Crush Partners LP (together with its subsidiaries, the “Partnership”, “we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair statement are reflected in the interim periods presented. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Partnership’s Consolidated Financial Statements for the year ended December 31, 2015, which are included in the Partnership’s Annual Report on Form 10-K filed with the SEC on February 23, 2016, as amended by the Partnership's Current Report on Form 8-K filed with the SEC on September 6, 2016. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements have been prepared assuming the Partnership will continue to operate as a going concern. On a quarterly basis, the Partnership assesses whether conditions have emerged which may cast substantial doubt about the Partnership's ability to continue as a going concern for the next twelve months following the issuance of the interim statements. Refer to Note 6 - Long-Term Debt for additional disclosure regarding covenant compliance under our Revolving Credit Agreement.
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
On August 9, 2016, the Partnership entered into a contribution agreement with the sponsor to acquire all of the outstanding membership interests in Hi-Crush Blair LLC ("Blair"), the entity that owned our sponsor's Blair facility, for $75,000 in cash, 7,053,292 of newly issued common units in the Partnership, and payment of up to $10,000 of contingent earnout consideration (the "Blair Contribution"). The Partnership completed the acquisition of the Blair facility on August 31, 2016.
The Blair Contribution was accounted for as a transaction between entities under common control whereby Blair's net assets were recorded at their historical cost. Therefore, the Partnership's historical financial information was recast to combine Blair and the Partnership as if the combination had been in effect since inception of the common control on July 31, 2014. Refer to Note 3 for additional disclosure regarding the Blair Contribution.

2. Significant Accounting Policies
In addition to the significant accounting policies listed below, a comprehensive discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K filed with the SEC on February 23, 2016.
Accounts Receivable
Trade receivables relate to sales of raw frac sand and related services for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of September 30, 2016 and December 31, 2015, the Partnership maintained an allowance for doubtful accounts of $1,549 and $663, respectively. During the nine months ended September 30, 2016, the Partnership incurred bad debt expense of $8,236 which was primarily the result of the write-off of accounts receivable due from a spot customer filing for bankruptcy.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

On April 28, 2016, we amended our Revolving Credit Agreement. As a result of this modification, we accelerated amortization of $349 representing a portion of the remaining unamortized balance of debt issuance costs. Refer to Note 6 - Long-Term Debt for additional disclosure regarding our Revolving Credit Agreement.
In the first quarter of 2016, we adopted and applied on a retrospective basis the Accounting Standards Update No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As of September 30, 2016 and December 31, 2015, the Partnership maintained unamortized debt issuance costs of $3,742 and $4,354 within long-term debt, respectively (See Note 6 - Long-Term Debt).
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Partnership performs an assessment of the recoverability of goodwill during the third quarter of each fiscal year, or more often if events or circumstances indicate the impairment of an asset may exist. Our assessment of goodwill is based on qualitative factors to determine whether the fair value of the reporting unit is more likely than not less than the carrying value. An additional quantitative impairment analysis is completed if the qualitative analysis indicates that the fair value is not substantially in excess of the carrying value. The quantitative analysis determines the fair value of the reporting unit based on the discounted cash flow method and relative market-based approaches. Refer to Note 12 - Impairments and Other Expenses for additional disclosure regarding goodwill.
Equity Method Investments
The Partnership accounts for investments, which it does not control but has the ability to exercise significant influence, using the equity method of accounting. Under this method, the investment is carried originally at cost, increased by any allocated share of the Partnership's net income and contributions made, and decreased by any allocated share of the Partnership's net losses and distributions received.
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
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $190,761 as of September 30, 2016, based on the market price quoted from external sources, compared with a carrying value of $195,000. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
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
As described in Note 1, the Partnership's historical financial information has been recast to combine Blair for all periods presented. The amounts of incremental income or losses recast to periods prior to the Blair Contribution are excluded from the calculation of net income per limited partner unit.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Income Taxes
The Partnership is a pass-through entity and is not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Condensed Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At September 30, 2016 and December 31, 2015, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits.
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-15 ("ASU 2016-15"), which provides guidance that is intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The amendment will be effective for the Partnership beginning January 1, 2018, with early adoption permitted. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), an update that supersedes the most current revenue recognition guidance, as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The authoritative guidance, which may be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application, will be effective for the Partnership beginning January 1, 2018. Early adoption is not permitted. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-10 Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Partnership is currently evaluating the potential method and impact of this authoritative guidance on its Consolidated Financial Statements.

3. Acquisition of Hi-Crush Blair LLC
On August 9, 2016, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Blair, the entity that owned our sponsor’s Blair facility, for $75,000 in cash, 7,053,292 of newly issued common units in the Partnership, and payment of up to $10,000 of contingent earnout consideration (the "Blair Contribution"). The Partnership completed the acquisition of the Blair facility on August 31, 2016.
The contingent earnout consideration is based on the Partnership's adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") exceeding certain thresholds for each of the fiscal years ending December 31, 2017 and 2018. If the Partnership exceeds either or both of the respective thresholds, then it will pay an additional $5,000 for each threshold met or exceeded, for an undiscounted total of up to $10,000. As of September 30, 2016, the preliminary fair value of the contingent consideration liability based on available information was $5,000, as reflected in "Other liabilities" on our Condensed Consolidated Balance Sheet. In connection with its annual budgeting process, management continues to review the preliminary valuation and expects to finalize the valuation during the fourth quarter of 2016.
As a result of this transaction, the Partnership's historical financial information has been recast to combine the Condensed Consolidated Statements of Operations and the Condensed Consolidated Balance Sheets of the Partnership with those of Blair as if the combination had been in effect since inception of common control on July 31, 2014. Any material transactions between the Partnership and Blair have been eliminated. The balance of non-controlling interest as of September 30, 2016 includes the sponsor's interest in Blair prior to the combination. Except for the combination of the Condensed Consolidated Statements of Operations and the respective allocation of recast net income (loss), capital transactions between the sponsor and Blair prior to August 31, 2016 have not been allocated on a recast basis to the Partnership’s unitholders. Such transactions are presented within the non-controlling interest column in the Condensed Consolidated Statement of Partners' Capital as the Partnership and its unitholders would not have participated in these transactions.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

The following table summarizes the carrying value of Blair's assets as of August 31, 2016, and the allocation of the cash consideration payable:

Net assets of Hi-Crush Blair LLC as of August 31, 2016:
Cash	$75
Inventories	6,310
Prepaid expenses and other current assets	360
Due from Hi-Crush Partners LP	406
Property, plant and equipment	125,565
Other assets	700
Accounts payable	(5,653)
Accrued liabilities and other current liabilities	(2,269)
Due to sponsor	(311)
Due to Hi-Crush Partners LP	(1,240)
Asset retirement obligation	(380)
Total carrying value of Blair's net assets	$123,563

Allocation of purchase price
Carrying value of sponsor's non-controlling interest prior to Blair Contribution	$125,571
Excess purchase price over the acquired interest (a)	(45,571)
Cost of Blair acquisition	$80,000
(a) The deemed contribution attributable to the purchase price was allocated to the common unitholders and excludes the $5,000 estimated fair value of contingent consideration payable in the future.
The following tables present our recast revenues, net income (loss) and net income (loss) attributable to Hi-Crush Partners LP per limited partner unit giving effect to the Blair Contribution, as reconciled to the revenues, net income (loss) and net income (loss) attributable to Hi-Crush Partners LP per limited partner unit of the Partnership.

	Three Months Ended September 30, 2016
	Partnership Historical	Blair through August 31, 2016	Eliminations	Partnership Recast
Revenues	$46,556	$6,473	$(6,473)	$46,556
Net income (loss)	$(11,729)	$1,106	$(144)	$(10,767)
Net loss attributable to Hi-Crush Partners LP per limited partner unit - basic	$(0.21)			$(0.19)

	Three Months Ended September 30, 2015
	Partnership Historical	Blair	Eliminations	Partnership Recast
Revenues	$81,494	$—	$—	$81,494
Net loss	$(18,073)	$(589)	$—	$(18,662)
Net loss attributable to Hi-Crush Partners LP per limited partner unit - basic	$(0.49)			$(0.51)

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

	Nine Months Ended September 30, 2016
	Partnership Historical	Blair through August 31, 2016	Eliminations	Partnership Recast
Revenues	$137,133	$13,761	$(13,761)	$137,133
Net income (loss)	$(74,157)	$716	$(437)	$(73,878)
Net loss attributable to Hi-Crush Partners LP per limited partner unit - basic	$(1.65)			$(1.65)

	Nine Months Ended September 30, 2015
	Partnership Historical	Blair	Eliminations	Partnership Recast
Revenues	$267,563	$—	$—	$267,563
Net income (loss)	$17,229	$(2,058)	$—	$15,171
Net income attributable to Hi-Crush Partners LP per limited partner unit - basic	$0.43			$0.37

4. Inventories
Inventories consisted of the following:

	September 30, 2016	December 31, 2015
Raw material	$280	$—
Work-in-process	16,546	11,827
Finished goods	15,550	13,960
Spare parts	2,365	2,184
Inventories	$34,741	$27,971

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2016	December 31, 2015
Buildings	$9,694	$5,519
Mining property and mine development	87,278	79,244
Plant and equipment	236,917	151,582
Rail and rail equipment	43,169	29,300
Transload facilities and equipment	76,879	62,557
Construction-in-progress	3,205	102,464
Property, plant and equipment	457,142	430,666
Less: Accumulated depreciation and depletion	(45,853)	(37,154)
Property, plant and equipment, net	$411,289	$393,512
During the first quarter of 2016, we completed construction and commenced operations of our Blair facility.
Depreciation and depletion expense was $4,623 and $4,319 during the three months ended September 30, 2016 and 2015, respectively and $11,457 and $10,031 during the nine months ended September 30, 2016 and 2015, respectively.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

The Partnership recognized a (gain) loss on the disposal of fixed assets of $(107) and $20 during the three months ended September 30, 2016 and 2015, respectively and $(147) and $70 during the nine months ended September 30, 2016 and 2015, respectively.
The Partnership recognized an impairment of $4,455 related to the write-down of transload and office facilities' assets to their net realizable value and recognized expense of $256 related to the abandonment of certain transload construction projects during the three months ended September 30, 2015. These expenses are included in impairments and other expenses in our Condensed Consolidated Statements of Operations. Refer to Note 12 for additional disclosure on impairments and other expenses. During the three months ended September 30, 2016 the Partnership sold two of the idled transload facilities and terminated the lease on a third idled transload facility.

6. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
Revolving Credit Agreement	$—	$52,500
Term Loan Credit Facility	195,000	196,500
Less: Unamortized original issue discount	(1,318)	(1,529)
Less: Unamortized debt issuance costs	(3,742)	(4,354)
Other notes payable	4,074	6,924
Total debt	194,014	250,041
Less: current portion of long-term debt	(3,045)	(3,258)
Long-term debt	$190,969	$246,783
Revolving Credit Agreement
On April 28, 2014, the Partnership entered into an amended and restated credit agreement (the "Revolving Credit Agreement"). The Revolving Credit Agreement is a senior secured revolving credit facility that permits aggregate borrowings of up to $150,000, including a $25,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans. The Revolving Credit Agreement matures on April 28, 2019. On November 5, 2015, the Partnership entered into a second amendment (the "Second Amendment") to the Revolving Credit Agreement. The Second Amendment provided for a reduction in the commitment level from $150,000 to $100,000. On April 28, 2016, the Partnership entered into a third amendment (the "Third Amendment") to the Revolving Credit Agreement which provided for a reduction in the commitment level to $75,000. The outstanding balance of $52,500 under the Revolving Credit Agreement was paid in full as of June 30, 2016.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

The Revolving Credit Agreement also contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Second Amendment to the Revolving Credit Agreement waives the compliance of customary financial covenants, which are a leverage ratio and minimum interest coverage ratio, through the Effective Period. In addition, the Second Amendment established certain minimum quarterly EBITDA covenants, allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan, and requires that capital expenditures during 2016 not exceed $28,000. The Third Amendment waives the minimum quarterly EBITDA covenants, establishes a maximum EBITDA loss for the six months ending March 31, 2017 and provides for an "equity cure" that can be applied to EBITDA covenant ratios for 2017 and all future periods. In addition, the Revolving Credit Agreement contains customary events of default (some of which are subject to applicable grace or cure periods), including among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Such events of default could entitle the lenders to cause any or all of the Partnership’s indebtedness under the Revolving Credit Agreement to become immediately due and payable. If such a default were to occur, and resulted in a cross default of the Term Loan Credit Agreement, all of our outstanding debt obligations could be accelerated resulting in substantial doubt regarding the Partnership’s ability to meet its obligations over the next twelve months and continue as a going concern.
As of September 30, 2016, we were in compliance with the covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future could be affected by the levels of cash flows from our operations and events or circumstances beyond our control.  If market or other economic conditions deteriorate, our risk of non-compliance may increase.
As of September 30, 2016, we had $67,055 of undrawn available borrowing capacity ($75,000, net of $7,945 letter of credit commitments) and no indebtedness under our Revolving Credit Agreement.
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
The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of September 30, 2016, we were in compliance with the terms of the agreement.
As of September 30, 2016, we had $189,940 indebtedness ($195,000, net of $1,318 of discounts and $3,742 of debt issuance costs) under our Term Loan Credit Facility, which carried an interest rate of 4.75%.
Other Notes Payable
On October 24, 2014, the Partnership entered into a purchase and sales agreement to acquire land and underlying frac sand deposits. Through September 30, 2016, the Partnership paid total cash consideration of $5,000, and issued two three-year promissory notes in the amounts of $3,676, each, in connection with this agreement. The three-year promissory notes accrue interest at a rate equal to the applicable short-term federal rate, which was 0.66% as of September 30, 2016. All principal and accrued interest is due and payable at the end of the three-year note terms in October 2017 and December 2018, respectively. However, the notes may be prepaid on a quarterly basis during the three-year terms if sand is extracted, delivered, sold and paid for from the properties.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

During the three and nine months ended September 30, 2016, the Partnership made prepayments of $917 and $2,851 based on the volume of sand extracted, delivered, sold and paid for, respectively. In October 2016, the Partnership made a prepayment of approximately $1,045 based on the volume of sand extracted, delivered, sold and paid for through the third quarter of 2016. We did not make any prepayments during the nine months ended September 30, 2015.

7. Equity
As of September 30, 2016, our sponsor owned 20,693,643 common units, representing a 32.5% ownership interest in the limited partner units. In addition, our sponsor is the owner of our General Partner.
During the nine months ended September 30, 2016, the Partnership completed three public offerings for a total of 19,550,000 common units, representing limited partnership interests in the Partnership for aggregate net proceeds of approximately $189,015. The net proceeds from these offerings were used to pay off the outstanding balance under the Partnership's Revolving Credit Agreement, to fund the Blair Contribution and for general partnership purposes.
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
During the three and nine months ended September 30, 2016, no income was allocated to our holders of incentive distribution rights. During the three months ended September 30, 2015, no income was allocated to our holders of incentive distribution rights. During the nine months ended September 30, 2015, $2,622 was allocated to our holders of incentive distribution rights.
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
On October 26, 2015, we announced the Board of Directors' decision to temporarily suspend the distribution payment to common unitholders. No quarterly distributions were declared for the third quarter of 2016, as the Partnership continued its distribution suspension to conserve cash.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic	55,095,464	36,959,020	44,832,652	36,958,692
Diluted	55,095,464	36,959,020	44,832,652	37,200,426
For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and the previously outstanding subordinated units were treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities.
Diluted earnings per unit excludes any dilutive awards granted (see Note 8) if their effect is anti-dilutive. During the three and nine months ended September 30, 2016, the Partnership incurred a net loss and all 627,900 potentially dilutive awards granted and outstanding were excluded from the diluted earnings per unit calculation.
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
The following table provides a reconciliation of net loss and the assumed allocation of net loss under the two-class method for purposes of computing net loss per limited partner unit for the three months ended September 30, 2016 (in thousands, except per unit amounts):

	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(10,742)	(10,742)
Add back recast income attributable to Blair through August 31, 2016	—	(962)	(962)
Assumed allocation of net loss	$—	$(11,704)	$(11,704)

Loss per limited partner unit - basic		$(0.21)
Loss per limited partner unit - diluted		$(0.21)
The following table provides a reconciliation of net loss and the assumed allocation of net loss under the two-class method for purposes of computing net loss per limited partner unit for the nine months ended September 30, 2016 (in thousands, except per unit amounts):

	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(73,810)	(73,810)
Add back recast income attributable to Blair through August 31, 2016	—	(279)	(279)
Assumed allocation of net loss	$—	$(74,089)	$(74,089)

Loss per limited partner unit - basic		$(1.65)
Loss per limited partner unit - diluted		$(1.65)

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Recast Equity Transactions
During the nine months ended September 30, 2016, the sponsor paid $1,652 of expenses on behalf of Blair. During the three and nine months ended September 30, 2015, the sponsor paid $838 and $1,808, respectively, of expenses on behalf of Blair. Such transactions are recognized within the non-controlling interest section of the accompanying Condensed Consolidated Statement of Partners' Capital.

8. Unit-Based Compensation
Long-Term Incentive Plan
On August 21, 2012, Hi-Crush GP adopted the Hi-Crush Partners LP Long Term Incentive Plan (the “Plan”) for employees, consultants and directors of Hi-Crush GP and those of its affiliates, including our sponsor, who perform services for the Partnership. The Plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The Plan limits the number of common units that may be issued pursuant to awards under the Plan is currently 1,364,035 units. If our unitholders approve the first amendment and restatement of the Plan at a special meeting of our common unitholders to be held on December 8, 2016, the number of common units that may be issued pursuant to awards under the Plan will increase to 4,064,035 common units. After giving effect to the first amendment and restatement of the Plan, to the extent that an award is forfeited, cancelled, exercised, settled in cash, or otherwise terminates or expires without the actual delivery of common units pursuant to such awards, the common units subject to the award will again be available for new awards granted under the Plan; provided, however, that any common units withheld to cover a tax withholding obligation will not again be available for new awards under the Plan. The Plan is administered by Hi-Crush GP’s Board of Directors or a committee thereof.
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at January 1, 2016	136,570	$46.85
Granted	112,345	$15.94
Outstanding at September 30, 2016	248,915	$32.90
As of September 30, 2016, total compensation expense not yet recognized related to unvested PPUs was $3,451, with a weighted average remaining service period of 1.5 years.
Time-Based Phantom Units - Equity Settled
The Partnership has awarded Time-Based Phantom Units ("TPUs") pursuant to the Plan to certain employees which automatically vest if the employee remains employed at the end of the vesting period. Each TPU represents the right to receive, upon vesting, one common unit representing limited partner interests in the Partnership. The TPUs are also entitled to forfeitable DERs, which accumulate during the vesting period and are paid in cash on the date of settlement. The fair value of each TPU is calculated based on the grant-date unit price and is amortized into compensation expense, reduced for an estimate of expected forfeitures, over the period of service corresponding with the vesting period. The following table presents information relative to our TPUs.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at January 1, 2016	55,320	$37.63
Vested	(880)	$39.48
Granted	325,470	$12.96
Forfeited	(925)	$38.48
Outstanding at September 30, 2016	378,985	$16.44
As of September 30, 2016, total compensation expense not yet recognized related to unvested TPUs was $4,851, with a weighted average remaining service period of 2.6 years.
Board Unit Grants
The Partnership issued 103,377 and 6,344 common units to certain of its directors during the nine months ended September 30, 2016 and 2015, respectively.
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
On the date of election, the Partnership calculates the fair value of the discount, which is recognized as unit compensation expense on a straight-line basis during the period from election date through the date of purchase.  As of September 30, 2016, total accumulated contributions of $486 from directors under the UPP is maintained within the “Accrued and Other Current Liabilities” line item in our Condensed Consolidated Balance Sheet.
Compensation Expense
The following table presents total unit-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Performance Phantom Units	$647	$794	$1,811	$2,251
Time-Based Phantom Units	352	187	732	521
Director and other unit grants	117	67	356	213
Unit Purchase Program	39	—	116	—
Total compensation expense	$1,155	$1,048	$3,015	$2,985

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

9. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the “Services Agreement”) with our General Partner, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended September 30, 2016 and 2015, the Partnership incurred $1,245 and $1,262, respectively, of management and administrative service expenses from Hi-Crush Services. During the nine months ended September 30, 2016 and 2015, the Partnership incurred $3,337 and $3,333, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of September 30, 2016, an outstanding balance of $200 payable to our sponsor is maintained as a current liability under the caption “Due to sponsor”.
During the three months ended September 30, 2016 and 2015, the Partnership purchased $57 and $9,625, respectively, of sand from Hi-Crush Whitehall LLC, a subsidiary of our sponsor and the entity that owns the sponsor's Whitehall facility, at a purchase price in excess of our production cost per ton. During the nine months ended September 30, 2016 and 2015, the Partnership purchased $7,260 and $24,528, respectively, of sand from our sponsor's Whitehall facility.
During the nine months ended September 30, 2015, the Partnership purchased $2,754 of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC. We did not purchase any sand during the three months ended September 30, 2015 or the nine months ended September 30, 2016. The father of Mr. Alston, who is a director of our General Partner, owned a beneficial equity interest in Northern Frac Proppants II, LLC.
During the nine months ended September 30, 2016 and throughout 2014 and 2015, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company (“Alston Companies”), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, has an ownership interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.

10. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. It conducts operations through its one operating segment titled "Frac Sand Sales". This reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

11. Commitments and Contingencies
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through September 30, 2016, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.
D & I Silica, LLC ("D&I") has entered into a long-term supply agreement with a supplier (the "Sand Supply Agreement"), which includes a requirement to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreement are not in excess of our current requirements.
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $2,002 and $2,352 for the three months ended September 30, 2016 and 2015, respectively, and $3,357 and $8,492 for the nine months ended September 30, 2016 and 2015, respectively.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

During the third quarter of 2016, the Partnership entered into an agreement to terminate certain existing royalty agreements for $6,750, of which $3,375 was paid during September 2016, with another payment scheduled for August 2017. As a result of this agreement, the Partnership reduced its ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. As part of this transaction, we recorded an asset of $6,750, as reflected in property, plant and equipment in the September 30, 2016 balance sheet.
On October 24, 2014, the Partnership entered into a purchase and sale agreement to acquire certain tracts of land and specific quantities of the underlying frac sand deposits. The transaction includes three separate tranches of land and deposits, to be acquired over a three-year period from 2014 through 2016. Through September 30, 2016, the Partnership acquired two tranches of land for $12,352 and has committed to purchase the remaining tranche during 2016 for total consideration of $6,176.
On September 8, 2016, the Partnership entered into an agreement to form Proppant Express Investments, LLC ("PropX"), an entity established to develop critical last-mile sand logistics equipment for the proppant industry. PropX is responsible for manufacturing the containers, or pods, and the conveyor systems that allow for transportation of frac sand from in-basin terminals to the well site. The Partnership has committed to investing up to $17,400 in PropX over the next year to 18 months for use in manufacturing of containers and conveyor systems, among other things. Through September 30, 2016, the Partnership has funded $4,411 of its commitment.
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
As of September 30, 2016, future minimum operating lease payments and minimum purchase commitments are as follows:

Fiscal Year	Operating Leases	Minimum Purchase Commitments
2016 (three months)	$6,396	$394
2017	26,705	1,576
2018	26,585	1,576
2019	29,183	1,866
2020	26,620	2,296
Thereafter	58,928	6,464
	$174,417	$14,172
In addition, the Partnership has placed orders for additional leased railcars. Such long-term operating leases commence upon the future delivery of the railcars. During the third quarter of 2016, we completed negotiations with a railcar lessor to defer the delivery of approximately 700 additional leased railcars until the second half of 2018 and reduced our annual minimum operating lease by approximately $1,300.
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
However, uncertain market conditions for frac sand resulting from current oil and natural gas prices continued. During the three months ended March 31, 2016, volumes sold through the D&I reporting unit declined below previously forecasted levels and pricing deteriorated further. Industry demand for frac sand has continued to decline as the reported Baker Hughes oil rig count in North America fell to 362 rigs as of March 31, 2016, marking a 2016 year-to-date decline of more than 30%. Our customers continued to face uncertainty related to activity levels and have reduced their active frac crews, resulting in further declines in well completion activity. Therefore, as of March 31, 2016, we determined that the state of market conditions and activity levels indicated that an impairment of goodwill may exist. As a result, we assessed qualitative factors and determined that we could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the goodwill as of March 31, 2016, based on the weighted average valuation across several income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the three months ended March 31, 2016 and the pricing, costs structures and market conditions existing as of March 31, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discounts rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the Step 1 and Step 2 valuation exercises, it was determined that a $33,745 impairment loss of all goodwill was incurred during the three months ended March 31, 2016, which was equal to the difference between the carrying value and estimated fair value of goodwill. The Partnership did not recognize any impairment losses for goodwill during the nine months ended September 30, 2015.
During the three months ended September 30, 2015, we completed an impairment assessment of the intangible asset associated with the Sand Supply Agreement.  Given current market conditions, coupled with our ability to source sand from our sponsor on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606.
During the three months ended September 30, 2015, we elected to temporarily idle five destination transload facilities and three rail origin transload facilities.  In addition, to consolidate our administrative functions, we commenced the process of closing down an office facility in Sheffield, Pennsylvania. As a result of these actions, we recognized an impairment of $4,455 related to the write down of transload and office facilities’ assets to their net realizable value, and severance, retention and relocation costs of $371 for affected employees.
We recognized impairments and other expenses as outlined in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Impairment of Goodwill	$—	$—	$33,745	$—
Impairment of Sand Supply Agreement	—	18,606	—	18,606
Impairment of idled administrative and transload facilities	—	4,455	—	4,455
Severance, retention and relocation	148	371	252	371
Abandonment of construction projects	—	256	—	256
Expiration of exclusivity agreement	—	30	—	30
Impairments and other expenses	$148	$23,718	$33,997	$23,718

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

13. Condensed Consolidating Financial Information
The Partnership has filed a registration statement on Form S-3 to register, among other securities, debt securities. Each of the subsidiaries of the Partnership as of March 31, 2014 (other than Hi-Crush Finance Corp., whose sole purpose is to act as a co-issuer of any debt securities) was a 100% directly or indirectly owned subsidiary of the Partnership (the “guarantors”), will issue guarantees of the debt securities, if any of them issue guarantees, and such guarantees will be full and unconditional and will constitute the joint and several obligations of such guarantors. As of September 30, 2016, the guarantor subsidiaries consisted of those subsidiaries associated with the Wyeville facility and D & I Silica, LLC.
As of September 30, 2016, the Partnership had no assets or operations independent of its subsidiaries, and there were no significant restrictions upon the ability of the Partnership or any of its subsidiaries to obtain funds from its respective subsidiaries by dividend or loan. As of September 30, 2016, none of the assets of our subsidiaries represented restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Balance Sheet
As of September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$22,501	$1,803	$482	$—	$24,786
Accounts receivable, net	—	28,119	4,753	—	32,872
Intercompany receivables	76,213	146,915	—	(223,128)	—
Inventories	—	22,403	13,251	(913)	34,741
Prepaid expenses and other current assets	232	5,042	800	—	6,074
Total current assets	98,946	204,282	19,286	(224,041)	98,473
Property, plant and equipment, net	9	167,839	243,441	—	411,289
Goodwill and intangible assets, net	—	10,518	—	—	10,518
Equity method investments	—	—	4,411	—	4,411
Investment in consolidated affiliates	395,033	—	224,250	(619,283)	—
Other assets	1,011	6,278	722	—	8,011
Total assets	$494,999	$388,917	$492,110	$(843,324)	$532,702
Liabilities, Equity and Partners' Capital
Current liabilities:
Accounts payable	$182	$10,968	$5,984	$—	$17,134
Intercompany payables	—	—	223,128	(223,128)	—
Accrued and other current liabilities	1,790	2,320	3,989	—	8,099
Due to sponsor	101	(717)	816	—	200
Current portion of long-term debt	2,000	1,045	—	—	3,045
Total current liabilities	4,073	13,616	233,917	(223,128)	28,478
Long-term debt	187,940	3,029	—	—	190,969
Asset retirement obligations	—	2,045	5,668	—	7,713
Other liabilities	5,000	—	—	—	5,000
Total liabilities	197,013	18,690	239,585	(223,128)	232,160
Equity and partners' capital:
Partners' capital	297,986	370,227	249,969	(620,196)	297,986
Non-controlling interest	—	—	2,556	—	2,556
Total equity and partners' capital	297,986	370,227	252,525	(620,196)	300,542
Total liabilities, equity and partners' capital	$494,999	$388,917	$492,110	$(843,324)	$532,702

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Balance Sheet
As of December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash	$4,136	$5,077	$1,841	$—	$11,054
Accounts receivable, net	—	39,292	2,185	—	41,477
Intercompany receivables	47,951	160,108	—	(208,059)	—
Inventories	—	19,180	9,159	(368)	27,971
Prepaid expenses and other current assets	57	4,282	501	—	4,840
Total current assets	52,144	227,939	13,686	(208,427)	85,342
Property, plant and equipment, net	14	164,500	228,998	—	393,512
Goodwill and intangible assets, net	—	45,524	—	—	45,524
Investment in consolidated affiliates	325,161	—	224,250	(549,411)	—
Other assets	1,553	7,377	900	—	9,830
Total assets	$378,872	$445,340	$467,834	$(757,838)	$534,208
Liabilities, Equity and Partners' Capital
Current liabilities:
Accounts payable	$56	$9,941	$14,240	$—	$24,237
Intercompany payables	—	—	208,059	(208,059)	—
Accrued and other current liabilities	1,284	1,910	3,235	—	6,429
Due to sponsor	319	575	105,852	—	106,746
Current portion of long-term debt	2,000	1,258	—	—	3,258
Total current liabilities	3,659	13,684	331,386	(208,059)	140,670
Long-term debt	241,117	5,666	—	—	246,783
Asset retirement obligations	—	1,935	5,131	—	7,066
Total liabilities	244,776	21,285	336,517	(208,059)	394,519
Equity and partners' capital:
Partners' capital	134,096	424,055	125,724	(549,779)	134,096
Non-controlling interest	—	—	5,593	—	5,593
Total equity and partners' capital	134,096	424,055	131,317	(549,779)	139,689
Total liabilities, equity and partners' capital	$378,872	$445,340	$467,834	$(757,838)	$534,208

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$47,916	$13,338	$(14,698)	$46,556
Cost of goods sold (including depreciation, depletion and amortization)	—	50,233	10,708	(14,601)	46,340
Gross profit (loss)	—	(2,317)	2,630	(97)	216
Operating costs and expenses:
General and administrative expenses	3,616	2,917	1,363	—	7,896
Impairments and other expenses	—	148	—	—	148
Accretion of asset retirement obligations	—	37	57	—	94
Income (loss) from operations	(3,616)	(5,419)	1,210	(97)	(7,922)
Other income (expense):
Loss from consolidated affiliates	(4,313)	—	—	4,313	—
Interest expense	(2,813)	5	(37)	—	(2,845)
Net income (loss)	(10,742)	(5,414)	1,173	4,216	(10,767)
Loss attributable to non-controlling interest	—	—	25	—	25
Net income (loss) attributable to Hi-Crush Partners LP	$(10,742)	$(5,414)	$1,198	$4,216	$(10,742)

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$76,194	$10,475	$(5,175)	$81,494
Cost of goods sold (including depreciation, depletion and amortization)	—	63,154	8,154	(4,908)	66,400
Gross profit	—	13,040	2,321	(267)	15,094
Operating costs and expenses:
General and administrative expenses	2,406	3,003	1,107	—	6,516
Impairments and other expenses	—	23,692	26	—	23,718
Accretion of asset retirement obligations	—	34	50	—	84
Income (loss) from operations	(2,406)	(13,689)	1,138	(267)	(15,224)
Other income (expense):
Loss from consolidated affiliates	(13,019)	—	—	13,019	—
Interest expense	(3,272)	(37)	(129)	—	(3,438)
Net income (loss)	(18,697)	(13,726)	1,009	12,752	(18,662)
Income attributable to non-controlling interest	—	—	(35)	—	(35)
Net income (loss) attributable to Hi-Crush Partners LP	$(18,697)	$(13,726)	$974	$12,752	$(18,697)

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$147,045	$22,026	$(31,938)	$137,133
Cost of goods sold (including depreciation, depletion and amortization)	—	150,273	19,152	(31,393)	138,032
Gross profit (loss)	—	(3,228)	2,874	(545)	(899)
Operating costs and expenses:
General and administrative expenses	8,144	16,397	3,769	—	28,310
Impairments and other expenses	—	33,990	7	—	33,997
Accretion of asset retirement obligations	—	110	164	—	274
Loss from operations	(8,144)	(53,725)	(1,066)	(545)	(63,480)
Other income (expense):
Loss from consolidated affiliates	(55,699)	—	—	55,699	—
Interest expense	(9,967)	(103)	(328)	—	(10,398)
Net loss	(73,810)	(53,828)	(1,394)	55,154	(73,878)
Loss attributable to non-controlling interest	—	—	68	—	68
Net loss attributable to Hi-Crush Partners LP	$(73,810)	$(53,828)	$(1,326)	$55,154	$(73,810)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$252,621	$38,346	$(23,404)	$267,563
Cost of goods sold (including depreciation, depletion and amortization)	—	197,125	26,229	(24,617)	198,737
Gross profit	—	55,496	12,117	1,213	68,826
Operating costs and expenses:
General and administrative expenses	7,261	8,807	3,879	—	19,947
Impairments and other expenses	—	23,692	26	—	23,718
Accretion of asset retirement obligations	—	102	149	—	251
Income (loss) from operations	(7,261)	22,895	8,063	1,213	24,910
Other income (expense):
Earnings from consolidated affiliates	31,735	—	—	(31,735)	—
Interest expense	(9,505)	(66)	(168)	—	(9,739)
Net income	14,969	22,829	7,895	(30,522)	15,171
Income attributable to non-controlling interest	—	—	(202)	—	(202)
Net income attributable to Hi-Crush Partners LP	$14,969	$22,829	$7,693	$(30,522)	$14,969

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(41,522)	$(1,858)	$(2,485)	$28,262	$(17,603)
Investing activities:
Acquisition of Hi-Crush Blair LLC	(75,000)	—	—	—	(75,000)
Capital expenditures for property, plant and equipment	—	(11,867)	(25,123)	—	(36,990)
Equity method investments	—	—	(4,411)	—	(4,411)
Net cash used in investing activities	(75,000)	(11,867)	(29,534)	—	(116,401)
Financing activities:
Proceeds from equity issuances	189,015	—	—	—	189,015
Repayment of long-term debt	(54,000)	(2,851)	—	—	(56,851)
Advances from (to) parent, net	—	13,302	14,960	(28,262)	—
Loan origination costs	(128)	—	—	—	(128)
Affiliate financing, net	—	—	15,700	—	15,700
Net cash provided by financing activities	134,887	10,451	30,660	(28,262)	147,736
Net increase (decrease) in cash	18,365	(3,274)	(1,359)	—	13,732
Cash:
Beginning of period	4,136	5,077	1,841	—	11,054
End of period	$22,501	$1,803	$482	$—	$24,786

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$20,866	$61,935	$17,298	$(33,742)	$66,357
Investing activities:
Capital expenditures for property, plant and equipment	—	(34,591)	(59,058)	—	(93,649)
Restricted cash, net	—	691	—	—	691
Net cash used in investing activities	—	(33,900)	(59,058)	—	(92,958)
Financing activities:
Proceeds from issuance of long-term debt	65,000	—	—	—	65,000
Repayment of long-term debt	(14,000)	—	—	—	(14,000)
Advances to parent, net	—	(29,299)	(4,443)	33,742	—
Loan origination costs	(101)	—	—	—	(101)
Affiliate financing, net	—	—	46,471	—	46,471
Distributions paid	(70,072)	—	—	—	(70,072)
Net cash provided by (used in) financing activities	(19,173)	(29,299)	42,028	33,742	27,298
Net increase (decrease) in cash	1,693	(1,264)	268	—	697
Cash:
Beginning of period	308	3,490	1,011	—	4,809
End of period	$2,001	$2,226	$1,279	$—	$5,506

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our audited financial statements as of December 31, 2015, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 23, 2016, as amended by the Partnership's Current Report on Form 8-K filed with the SEC on September 6, 2016. The information provided below supplements, but does not form part of, our unaudited condensed financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. All amounts are presented in thousands except tonnage, acreage or per unit data, or where otherwise noted.
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
We sell a substantial portion of the frac sand we produce to customers with whom we have long-term contracts. Through September 30, 2016, as a result of the existing and continuing market dynamics, we have provided contract customers with temporary pricing discounts and/or waivers of minimum volume purchase requirements, in certain circumstances in exchange for, among other things, additional term and/or volume. As of October 1, 2016, the average remaining contractual term was 2.9 years with remaining terms ranging from 11 to 58 months.
Our Assets and Operations
We own and operate an 857-acre facility with integrated rail infrastructure, recently expanded to approximately 32,000 feet of track, located in Wyeville, Wisconsin (the "Wyeville facility") which, as of December 31, 2015, contained 82.1 million tons of proven recoverable reserves of frac sand. We completed construction of the Wyeville facility in June 2011 and expanded the facility in 2012. The Wyeville facility has an annual processing capacity of approximately 1,850,000 tons of 20/100 frac sand per year.
We also own a 98.0% interest in the 1,187-acre facility with approximately 28,800 feet of integrated rail infrastructure, located in Eau Claire County, Wisconsin (the "Augusta facility") which, as of December 31, 2015, contained 40.9 million tons of proven recoverable reserves of frac sand. We completed construction of the Augusta facility in June 2012. The Augusta facility has an annual processing capacity of approximately 2,860,000 tons of 20/100 frac sand per year. During September 2016, the Partnership restarted production at its Augusta facility, which was previously idled as a result of market conditions.
We also own the 1,285-acre facility with approximately 43,000 feet of integrated rail infrastructure, located near Blair, Wisconsin (the "Blair facility"). During March 2016, we completed construction and started operations of the Blair facility, which is capable of delivering approximately 2,860,000 tons of 20/100 frac sand per year. As of December 31, 2015, this facility contained 120.1 million tons of proven recoverable reserves of frac sand.
According to John T. Boyd Company ("John T. Boyd"), our proven reserves at the Wyeville, Augusta and Blair facilities consist of coarse grade Northern White sand exceeding API specifications. Analysis of sand at our facilities by independent third-party testing companies indicates that they demonstrate characteristics exceeding of API specifications with regard to crush strength, turbidity and roundness and sphericity. Based on third-party reserve reports by John T. Boyd, as of December 31, 2015, we have an implied average reserve life of 32 years, assuming production at the rated capacity of 7,570,000 tons of 20/100 frac sand per year.
During the third quarter of 2014, our sponsor completed construction of the 1,447-acre facility with approximately 30,000 feet of integrated rail infrastructure, located near Independence, Wisconsin and Whitehall, Wisconsin (the "Whitehall facility"). As of December 31, 2015, this facility contained 80.7 million tons of proven recoverable reserves of frac sand and is capable of delivering approximately 2,860,000 tons of 20/100 frac sand per year. As a result of current market conditions, the Whitehall facility is temporarily idled.
As of September 30, 2016, we own or operate 12 destination rail-based terminal locations throughout Colorado, Pennsylvania, Ohio, New York and Texas, of which two are temporarily idled and seven are capable of accommodating unit trains. Our destination terminals include approximately 81,000 tons of rail storage capacity and approximately 120,000 tons of silo storage capacity.

We are continuously looking to increase the number of destination terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. Our destination terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of September 30, 2016, we leased or owned 4,208 railcars used to transport our sand from origin to destination and managed a fleet of approximately 1,500 additional railcars dedicated to our facilities by our customers or the Class I railroads. As of September 30, 2016, 607 railcars were idled and held in storage.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts which have current terms expiring between 2017 and 2021. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product and the price per ton. During the nine months ended September 30, 2016, we continued to provide temporary price discounts and/or waivers of minimum volume purchase requirements to contract customers in response to the market driven decline in proppant demand. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer.
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
We pay royalties to third parties at our facilities at various rates, as defined in the individual royalty agreements. During the third quarter of 2016, the Partnership entered into an agreement to terminate certain existing royalty agreements for $6,750, of which $3,375 was paid during September 2016, with another payment scheduled for August 2017. As a result of this agreement, the Partnership reduced its ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. We currently pay an aggregate rate up to $5.15 per ton of sand excavated, delivered at our on-site rail facilities and paid for by our customers.
The principal expenses involved in distribution of raw sand are the cost of purchased sand, freight charges, fuel surcharges, railcar lease expense, terminal switch fees, demurrage costs, storage fees, transload fees, labor and facility rent.
We purchase sand from our sponsor's production facility, through a long-term supply agreement with a third party at a specified price per ton and also through the spot market. We incur transportation costs including trucking, rail freight charges and fuel surcharges when transporting our sand from its origin to destination. We utilize multiple railroads to transport our sand and transportation costs are typically negotiated through long-term working relationships.
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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of distributable cash flow to net income (loss):
Net income (loss)	$(10,767)	$(18,662)	$(73,878)	$15,171
Depreciation and depletion expense	4,623	4,319	11,457	10,031
Amortization expense	420	733	1,261	2,199
Interest expense	2,845	3,438	10,398	9,739
EBITDA	(2,879)	(10,172)	(50,762)	37,140
Non-cash impairment of goodwill and long-lived assets	—	23,061	33,745	23,061
Adjusted EBITDA	(2,879)	12,889	(17,017)	60,201
Less: Cash interest paid	(2,472)	(3,023)	(8,904)	(8,497)
Less: (Income) loss attributable to non-controlling interest	25	(35)	68	(202)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(1,550)	(1,282)	(3,460)	(3,661)
Add: Accretion of asset retirement obligations	94	84	274	251
Add: Unit-based compensation	1,155	1,048	3,015	2,985
Distributable cash flow	(5,627)	9,681	(26,024)	51,077
Adjusted for: Distributable cash flow attributable to Hi-Crush Blair LLC, prior to the Blair Contribution (b)	(1,072)	589	(747)	2,058
Distributable cash flow attributable to Hi-Crush Partners LP	(6,699)	10,270	(26,771)	53,135
Less: Distributable cash flow attributable to holders of incentive distribution rights	—	—	—	(1,311)
Distributable cash flow attributable to limited partner unitholders	$(6,699)	$10,270	$(26,771)	$51,824

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

(b)
The Partnership's historical financial information has been recast to consolidate Blair for all periods presented. For purposes of calculating distributable cash flow attributable to Hi-Crush Partners LP, the Partnership excludes the incremental amount of recast distributable cash flow earned during the periods prior to the Blair Contribution.

Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future principally for the following reasons:

•
Through September 30, 2016, we provided significant price concessions and waivers under our contracts. Beginning in August 2014 and continuing through the second quarter of 2016, oil and natural gas prices have declined dramatically and persist at levels well below those experienced through the middle of 2014. As a result of these market dynamics and coupled with the impact on proppant demand and pricing, we have engaged and continue to be engaged in ongoing discussions with all of our contract customers regarding pricing and volume requirements under our existing contracts. We have provided contract customers with temporary pricing discounts and/or waivers of minimum volume purchase requirements, in certain circumstances in exchange for, among other things, additional term and/or volume. We continue to engage in discussions and may deliver sand at prices or at volumes below those provided for in our existing contracts. Through September 30, 2016 these circumstances have negatively affected our revenues, net income and cash generated from operations and may continue into the remainder of 2016.

•
We impaired our goodwill during the first quarter of 2016.  During the three months ended March 31, 2016, we completed an impairment assessment of our goodwill. As a result of the assessment, we estimated the fair value of our goodwill and determined that it was less than its carrying value, resulting in an impairment of $33,745.

•
Our Augusta production facility was temporarily idled from October 2015 through August 2016. On October 9, 2015, we announced a reduction in force to our employees in connection with the temporary idling of our Augusta production facility, which has a higher cost structure than our lowest cost production facility. During September 2016, the Partnership restarted production at its Augusta facility. The temporarily idling of Augusta resulted in a decrease in volumes produced and delivered during the nine months ended September 30, 2016 as compared to the same period of 2015.

•
We incurred bad debt expense in connection with a customer’s bankruptcy filing. We incurred bad debt expense of $8,236 during the nine months ended September 30, 2016, principally as a result of a spot customer filing for bankruptcy.

•
Our outstanding balance under the Revolving Credit Agreement was paid in full. As of September 30, 2016, we did not have any indebtedness outstanding under our Revolving Credit Agreement. As a result, our interest expense decreased during the third quarter of 2016.

•	We completed construction of our Blair facility. During the first quarter of 2016, we completed construction and commenced operations of our Blair facility.

•
We impaired the intangible value associated with a third party supply agreement. During the three months ended September 30, 2015, we completed an impairment assessment of the intangible asset associated with a third party supply agreement (the "Sand Supply Agreement").  Given current market conditions, coupled with our ability to source sand from our sponsor on more favorable terms, we determined that the fair value of the Sand Supply Agreement was less than its carrying value, resulting in an impairment of $18,606.

•
We realized asset impairments and other expenses during the third quarter of 2015. During the three months ended September 30, 2015, we elected to idle five destination transload facilities and three rail origin transload facilities.  In addition, to consolidate our administrative functions, we commenced the process of closing down an office facility in Sheffield, Pennsylvania.  As a result of these actions, we recognized an impairment of $4,455 related to the write down of transload and office facilities’ assets to their net realizable value, and severance, retention and relocation costs of $371 for affected employees.

Market Conditions
Beginning in August 2014 and continuing through the second quarter of 2016, oil and natural gas prices declined dramatically and persisted at levels well below those experienced through the middle of 2014. As a result, the number of rigs drilling for oil and gas fell dramatically as compared to the high levels achieved during third quarter of 2014, but have now started to improve as oil and gas prices have somewhat stabilized. Specifically, the reported Baker Hughes oil rig count in North America fell from a high of 1,589 rigs in August 2014 to a low of 316 rigs in May 2016 and recovered to 425 rigs as of September 30, 2016. From January 1, 2016, the year-to-date decline in rig count has been more than 31%. Due to the uncertainty experienced over the past two years regarding the timing and extent of a rebound, exploration and production companies sharply reduced their drilling activities in an effort to control costs. In addition a significant number of wells drilled since August 2014 have not yet been completed and may not be completed in the foreseeable future. As a result, our customers continue to face uncertainty related to activity levels and well completion activity is significantly below levels experienced in 2014 and 2015. The combination of these factors, along with others, has reduced proppant demand and pricing in 2016 and significantly from the levels experienced during 2014. Proppant demand did not decline as significantly as the rig count and well completion activity might imply, though, due to the continuing trend of increasing use of sand per lateral foot in well completions. The recent rebound in rig count and related well completion activity has resulted in an increase in proppant demand in the third quarter of 2016. Given the energy industry's outlook for the remainder of 2016 combined with seasonal factors that normally reduce activity levels, increases in proppant demand and, therefore, our sales volumes, may be pressured in the fourth quarter, although we expect continued improvement in demand absent a correction in oil and gas prices that leads to a reversal of the increase activity levels during the remainder of 2016.
In general, pricing for Northern White frac sand reached its highest levels during the fourth quarter of 2014. Since then spot market prices for Northern White frac sand have declined dramatically, as sand producers with excess inventories discounted sand pricing, and in some cases, substantially discounted sand pricing. Pricing declined throughout the year and has stabilized in the third quarter of 2016, although at historically low levels. Given the amount of idled and higher cost production capacity, combined with the expected levels of well completion activity and resulting proppant demand, frac sand pricing may continue to be pressured throughout 2016 and into 2017.
As a result of the market dynamics existing throughout the past two years, we have engaged and continue to be engaged in ongoing discussions with all of our contract customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, we have provided contract customers with temporary pricing discounts and/or waivers of minimum volume purchase requirements, in certain circumstances in exchange for, among other things, additional term and/or volume. We continue to engage in discussions and may deliver sand at prices or at volumes below those provided for in our existing contracts. We expect that these circumstances may continue to negatively affect our revenues, net income and cash generated from operations for the remainder of 2016.
The following table presents sales, volume and pricing comparisons for the third quarter of 2016, as compared to the second quarter of 2016:

	Three Months Ended
	September 30,	June 30,		Percentage
	2016	2016	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$46,546	$38,229	$8,317	22%
Tons sold	1,082,974	849,263	233,711	28%
Percentage of volumes sold in-basin	47%	49%	(2)%	(4)%
Average price per ton sold	$43	$45	$(2)	(4)%
We continued to sell sand at spot pricing during the third quarter of 2016, continuing to provide price discounts to customers compared to contract prices. In-basin and FOB plant spot prices improved sequentially, however, due to the decreased percentage of total sales made in-basin and timing of price increases, our average sales price per ton sold decreased slightly to $43 per ton in the third quarter of 2016 from $45 per ton in the second quarter of 2016. Tons sold during the third quarter of 2016 were 28% higher than the second quarter of 2016 reflecting the increased demand associated with a contract amendment for higher volumes, combined with the increase in market demand resulting from the improvement in rig count and well completion activity. The Augusta facility resumed operations in September 2016 to meet this increased demand. Revenues increased due to the sequential increase in sales volumes, offset by a lower percentage of higher-priced volumes sold in-basin during the third quarter of 2016.

Our sales volumes and pricing may be lower in the future if demand for frac sand decreases. Such decreases could have a negative impact on our future liquidity if it results in lower net income and/or cash flows generated from operations. In such a circumstance, we may access availability under our Revolving Credit Agreement and continue to focus on reducing our operating expenses. Despite the current market declines, we continue to believe that the long-term fundamental trends for frac sand demand, including the increased use of sand per lateral foot in well completions, remain favorable.
We have taken several steps to ensure we continue to deliver low-cost solutions to our customers, including construction of additional in-basin storage facilities and marketing of our product through additional third-party operated terminals. We eliminated the volumes of sand purchased from third parties, and worked to ensure that volumes were sourced at our lowest cost, combining our lowest production cost with the lowest origin to destination freight rates where possible. In 2015, we temporarily idled production at our Augusta facility, idled several transload facilities and closed an administrative office, reducing headcount and eliminating costs. In 2016, we further reduced headcount and our sponsor temporarily idled our sponsor's Whitehall facility. We strategically managed the size of our railcar fleet by eliminating the use of system cars to reduce cost and returning cars at the end of their lease term. As of September 30, 2016, we have 607 railcars in long-term storage and will continue to incur storage expense related to these cars. We also focused on ensuring optimal origin and destination routing. Our fleet management resulted in minimizing paid storage for idled railcars compared to industry.
Results of Operations
The following table presents consolidated revenues and expenses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$46,556	$81,494	$137,133	$267,563
Costs of goods sold:
Production costs	13,144	10,744	28,132	37,091
Other cost of sales	28,576	51,026	98,449	150,684
Depreciation, depletion and amortization	4,620	4,630	11,451	10,962
Gross profit (loss)	216	15,094	(899)	68,826
Operating costs and expenses	8,138	30,318	62,581	43,916
Income (loss) from operations	(7,922)	(15,224)	(63,480)	24,910
Other income (expense):
Interest expense	(2,845)	(3,438)	(10,398)	(9,739)
Net income (loss)	(10,767)	(18,662)	(73,878)	15,171
(Income) loss attributable to non-controlling interest	25	(35)	68	(202)
Net income (loss) attributable to Hi-Crush Partners LP	$(10,742)	$(18,697)	$(73,810)	$14,969
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenues
The following table presents sales, volume and pricing comparisons for the third quarter of 2016, as compared to the third quarter of 2015:

	Three Months Ended
	September 30,			Percentage
	2016	2015	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$46,546	$80,695	$(34,149)	(42)%
Tons sold	1,082,974	1,409,032	(326,058)	(23)%
Percentage of volumes sold in-basin	47%	49%	(2)%	(4)%
Average price per ton sold	$43	$57	$(14)	(25)%

Revenues generated from the sale of frac sand were $46,546 and $80,695 for the three months ended September 30, 2016 and 2015, respectively, during which we sold 1,082,974 and 1,409,032 tons of frac sand, respectively. Average sales price per ton was $43 and $57 for the three months ended September 30, 2016 and 2015, respectively. The sales prices between the two periods differ due primarily to changes in industry sales price trends, coupled with the change in the mix in pricing of FOB plant and in-basin volumes (47% and 49% of tons were sold in-basin for the three months ended September 30, 2016 and 2015, respectively). With oil and gas prices persisting at levels well below those experienced in the middle of 2014 and the resulting decline in drilling activity, pricing of frac sand continued to decline during 2015 through the second quarter of 2016 and we continued to provide discounted pricing for contract customers in the third quarter of 2016. Pricing in the third quarter of 2016 was lower than the third quarter of 2015.
Costs of goods sold – Production costs
We incurred production costs of $13,144 and $10,744 for the three months ended September 30, 2016 and 2015, respectively, reflecting increased tonnage produced and delivered from our facilities offset by more volumes originating from the lower cost Wyeville and Blair facilities rather than being produced from our sponsor's Whitehall facility.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,
	2016	2015
Excavation costs	$5,062	$2,532
Plant operating costs	6,080	5,860
Royalties	2,002	2,352
Total production costs	$13,144	$10,744
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
We procure sand from our facilities and our sponsor's Whitehall facility. For the three months ended September 30, 2016 and 2015, we purchased $57 and $9,625 of sand, respectively. The decrease was attributable to the Whitehall facility being temporarily idled during the three months ended September 30, 2016.
We incur transportation costs including freight charges, fuel surcharges and railcar lease costs when transporting our sand from its origin to destination. For the three months ended September 30, 2016 and 2015, we incurred $26,798 and $37,009 of transportation costs, respectively. Other costs of sales were $2,828 and $3,960 during the three months ended September 30, 2016 and 2015, respectively, and were primarily comprised of demurrage, storage and transload fees and on-site labor. The decrease in transportation and other costs of sales was driven by decreased in-basin sales volumes, utilization of silo storage at our terminals, decreases in freight rates and lease costs were offset by increased costs of storage of idled rail cars.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the three months ended September 30, 2016 and 2015, we incurred $4,620 and $4,630, respectively, of depreciation, depletion and amortization expense.
Gross Profit
Gross profit was $216 and $15,094 for the three months ended September 30, 2016 and 2015, respectively. Gross profit percentage declined to 0.5% in the third quarter of 2016 from 18.5% in the third quarter of 2015. The decline was primarily driven by pricing discounts, decreased volumes and reduced other revenues, offset by lower production and transportation costs.

Operating Costs and Expenses
For the three months ended September 30, 2016 and 2015, we incurred total operating costs and expenses of $8,138 and $30,318, respectively. For the three months ended September 30, 2016 and 2015, we incurred general and administrative expenses of $7,896 and $6,516, respectively. The increase in such costs was primarily attributable to $850 in transaction costs associated with the Blair Contribution and $407 in other business development costs.
For the three months ended September 30, 2015, we incurred impairments and other expenses of $23,718 related to the impairment of the Sand Supply Agreement, idled administrative and transload facilities, costs associated with staffing reductions and relocations and the write-off of costs associated with abandoned construction projects.
Interest Expense
Interest expense was $2,845 and $3,438 for the three months ended September 30, 2016 and 2015, respectively. The decrease in interest expense during the three months ended September 30, 2016 was primarily attributable to having no borrowings outstanding on our revolver.
Net Loss Attributable to Hi-Crush Partners LP
Net loss attributable to Hi-Crush Partners LP was $10,742 and $18,697 for the three months ended September 30, 2016 and 2015, respectively.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenues
The following table presents sales, volume and pricing comparisons for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015:

	Nine Months Ended
	September 30,			Percentage
	2016	2015	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$136,672	$247,690	$(111,018)	(45)%
Tons sold	2,895,235	3,794,531	(899,296)	(24)%
Percentage of volumes sold in-basin	52%	50%	2%	4%
Average price per ton sold	$47	$65	$(18)	(28)%
Revenues generated from the sale of frac sand were $136,672 and $247,690 for the nine months ended September 30, 2016 and 2015, respectively, during which we sold 2,895,235 and 3,794,531 tons of frac sand, respectively. Average sales price per ton was $47 and $65 for the nine months ended September 30, 2016 and 2015, respectively. The sales prices between the two periods differ due to changes in industry sales price trends, offset by the mix in pricing of FOB plant and in-basin volumes (52% and 50% of tons were sold in-basin for the nine months ended September 30, 2016 and 2015, respectively). With oil and gas prices persisting at levels well below those experienced in the middle of 2014 and the resulting decline in drilling activity, pricing of frac sand continued to decline during 2015 through the second quarter of 2016 and we continued to provide discounted pricing for contract customers into the third quarter of 2016. Pricing in the third quarter of 2016 was lower than the third quarter of 2015.
Other revenue related to transload and terminaling, silo leases and other services was $461 and $19,873 for the nine months ended September 30, 2016 and 2015, respectively. The decrease in such revenues was driven by decreased transloading and logistics services provided at our destination terminals, resulting from lower overall industry sand demand and the decrease in volumes sold FOB plant.

Costs of goods sold – Production costs
We incurred production costs of $28,132 and $37,091 for the nine months ended September 30, 2016 and 2015, respectively, reflecting lower sales volumes, combined with a greater percentage of volumes produced and delivered from the lower cost Wyeville and Blair facilities rather than being produced from our sponsor's Whitehall facility.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,
	2016	2015
Excavation costs	$10,486	$9,690
Plant operating costs	14,289	18,909
Royalties	3,357	8,492
Total production costs	$28,132	$37,091
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
We procure sand from our facilities and our sponsor's Whitehall facility, and in 2015, through a long-term supply agreement with a third party at a specified price per ton. For the nine months ended September 30, 2016 and 2015, we purchased $7,260 and $27,282 of sand, respectively. The decrease was due to a lower average purchase price paid in the first nine months of 2016 as compared to the same period in 2015 and lower volumes purchased as we temporarily idled our sponsor's Whitehall facility in late March 2016.
We incur transportation costs including freight charges, fuel surcharges and railcar lease costs when transporting our sand from its origin to destination. For the nine months ended September 30, 2016 and 2015, we incurred $82,671 and $107,561 of transportation costs, respectively. Other costs of sales was $8,575 and $14,307 during the nine months ended September 30, 2016 and 2015, respectively, and was primarily comprised of demurrage, storage and transload fees and on-site labor. The decrease in transportation and other costs of sales was driven by decreased in-basin sales volumes, utilization of silo storage at our terminals, decreases in freight rates and lease costs were offset by increased costs of storage of idled rail cars.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the nine months ended September 30, 2016 and 2015, we incurred $11,451 and $10,962, respectively, of depreciation, depletion and amortization expense. The increase was driven by an increased asset base offset by reduced amortization of intangible assets due to the impairment of the Sand Supply Agreement in the third quarter of 2015.
Gross Profit (Loss)
Gross loss was $899 for the nine months ended September 30, 2016, compared to gross profit of $68,826 for the nine months ended September 30, 2015. Gross profit (loss) percentage declined to (0.7)% in the first nine months of 2016 from 25.7% in the first nine months of 2015. The decline was primarily driven by pricing discounts, decreased volumes and reduced other revenues, offset by lower production and transportation costs.
Operating Costs and Expenses
For the nine months ended September 30, 2016 and 2015, we incurred total operating costs and expenses of $62,581 and $43,916, respectively. For the nine months ended September 30, 2016 and 2015, we incurred general and administrative expenses of $28,310 and $19,947, respectively. The increase in such costs was primarily attributable to $850 in transaction costs associated with the Blair Contribution, $407 in other business development costs and $8,236 increase in bad debt expense associated with a spot customer filing for bankruptcy.

For the nine months ended September 30, 2016, we incurred impairments and other expenses of $33,997 primarily related to the impairment of goodwill. For the nine months ended September 30, 2015, we incurred impairments and other expenses of $23,718 related to the impairment of the Sand Supply Agreement, idled administrative and transload facilities, costs associated with staffing reductions and relocations and the write-off of costs associated with abandoned construction projects.
Interest Expense
Interest expense was $10,398 and $9,739 for the nine months ended September 30, 2016 and 2015, respectively. The increase in interest expense during the 2016 period was primarily attributable to increased borrowings outstanding on our revolver during the first half of 2016. In addition, during the first half of 2016, we amended our Revolving Credit Agreement and as a result of this modification, we accelerated amortization of $349 representing a portion of the remaining unamortized balance of debt issuance costs.
Net Income (Loss) Attributable to Hi-Crush Partners LP
Net loss attributable to Hi-Crush Partners LP was $73,810 for the nine months ended September 30, 2016, compared to net income of $14,969 for the nine months ended September 30, 2015.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our Revolving Credit Agreement, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of October 28, 2016, our sources of liquidity consisted of $25,119 of available cash and $66,368 pursuant to available borrowings under the third amendment of our Revolving Credit Agreement ($75,000, net of $8,632 letter of credit commitments). Our Revolving Credit Agreement allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan, and requires that capital expenditures during 2016 not exceed $28,000, excluding any capital expenditures associated with the Blair facility prior to August 31, 2016, the date of the Blair Contribution. The third amendment to our Revolving Credit Agreement waives the minimum quarterly EBITDA covenants and establishes a maximum EBITDA loss for the six months ending March 31, 2017. The third amendment also provides for an equity cure that can be applied to EBITDA covenant ratios for 2017 and all future periods. As of September 30, 2016, we were in compliance with the covenants contained in our Revolving Credit Agreement. We expect to be in compliance with the covenants throughout the remainder of 2016. However, our ability to comply with such covenants in the future could be affected by the levels of cash flows from our operations and events and circumstances beyond our control. If market or other economic conditions deteriorate, our risk of non-compliance may increase. In addition, we have a $200,000 senior secured term loan facility which permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Our General Partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, capital expenditures, funding debt service obligations and making distributions to our unitholders. Capital expenditures totaled $36,990 during the nine months ended September 30, 2016, representing costs associated with the completion of our Blair facility, completion of distribution terminal facilities in Colorado and Texas, and expansion of rail capacity at our Wyeville facility, among other projects. We plan to spend $5,000 to $10,000 on capital expenditures during the remainder of 2016. On October 26, 2015, our General Partner’s board of directors announced the temporary suspension of our quarterly distribution to common unitholders in order to conserve cash and preserve liquidity. It is currently uncertain when market conditions will improve, at which time it may be appropriate to reinstate the distribution.
Credit Ratings
As of October 28, 2016, the credit rating of the Partnership’s senior secured term loan credit facility was B+ from Standard and Poor’s and Caa1 from Moody’s.
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

Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Partnership's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestures or organic capital expenditures. As of September 30, 2016, we had a positive working capital balance of $48,254 as compared to a deficit of $63,124 at December 31, 2015.
The following table summarizes our working capital as of the dates indicated.

	September 30, 2016	December 31, 2015
Current assets:
Accounts receivable, net	$32,872	$41,477
Inventories	34,741	27,971
Prepaid and other current assets	6,074	4,840
Total current assets	73,687	74,288
Current liabilities:
Accounts payable	17,134	24,237
Accrued and other current liabilities	8,099	6,429
Due to sponsor	200	106,746
Total current liabilities	25,433	137,412
Working capital (deficit)	$48,254	$(63,124)
Accounts receivable decreased $8,605 during the nine months ended September 30, 2016, reflecting the combined impact of lower sales volumes and lower pricing compared to the fourth quarter of 2015.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. The increase in our inventory was primarily driven by an increase in our finished goods inventory held in-basin and the stockpiling of washed sand at our production facilities for processing through the dry plant during the winter months.
Accounts payable and accrued liabilities decreased by $5,433 on a combined basis, primarily due to a decrease in outstanding payables associated with capital projects.
Our balance due to our sponsor decreased $106,546 during the nine months ended September 30, 2016, primarily as a result of $120,950 of sponsor advances converting to capital on August 31, 2016, in connection with the closing of the Blair Contribution and decreased payables for sand purchased from our sponsor's Whitehall facility.
The following table provides a summary of our cash flows for the periods indicated.

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(17,603)	$66,357
Investing activities	(116,401)	(92,958)
Financing activities	147,736	27,298

Cash Flows - Nine Months Ended September 30, 2016 and 2015
Operating Activities
Net cash used in operating activities was $17,603 for the nine months ended September 30, 2016, compared to net cash provided by operating activities of $66,357 for the nine months ended September 30, 2015. Operating cash flows include a net loss of $73,878 and net income earned of $15,171 during the nine months ended September 30, 2016 and 2015, respectively, adjusted for non-cash operating expenses and the changes in operating assets and liabilities described above. The decrease in cash flows from operations was primarily attributable to decreased gross profit margins, increased days of sales outstanding in the third quarter of 2016 as compared to the third quarter of 2015 and an increase of inventory both finished goods held in-basin and wet sand at our production facilities as of September 30, 2016.
Investing Activities
Net cash used in investing activities was $116,401 for the nine months ended September 30, 2016, and consisted of the $75,000 cost of the Blair Contribution, $4,411 of equity method investments and $36,990 of capital expenditures related to the completion of the Blair facility, completion of distribution terminal facilities in Colorado and Texas, and expansion of rail capacity at our Wyeville facility. Net cash used in investing activities was $92,958 for the nine months ended September 30, 2015, and primarily consisted of capital expenditures for construction of the Blair facility, expanding our Augusta facility and expanding silo storage at our terminal facilities in Pennsylvania and Ohio. During the nine months ended September 30, 2015, $691 of restricted cash was released from escrow upon completion of a project.
Financing Activities
Net cash provided by financing activities was $147,736 for the nine months ended September 30, 2016, and was comprised of $189,015 net proceeds from the issuance of 19,550,000 common units, $15,700 of advances received from our sponsor to fund the construction of the Blair facility, offset by $128 of loan origination costs and a $52,500 repayment of the outstanding balance on our Revolving Credit Agreement and $4,351 of repayments on other long-term debt.
Net cash provided by financing activities was $27,298 for the nine months ended September 30, 2015, and was comprised of $52,500 of cash proceeds from net borrowings under the Revolving Credit Agreement, $46,471 of advances received from our sponsor to fund the construction of the Blair facility, offset by $70,072 of distributions paid to our unitholders, $101 of loan origination costs and a $1,500 repayment of our term loan.
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
Capital Requirements
During the nine months ended September 30, 2016, we spent $36,990 related to costs associated with the completion of our Blair facility, completion of distribution terminal facilities in Colorado and Texas, and expansion of rail capacity at our Wyeville facility, among other projects. We plan to spend $5,000 to $10,000 on capital expenditures during the remainder of 2016.
Revolving Credit Agreement and Senior Secured Term Loan Facility
As of October 28, 2016, we have a $75,000 senior secured Revolving Credit Agreement, which matures in April 2019. As of October 28, 2016, we had $66,368 of undrawn available borrowing capacity ($75,000, net of $8,632 letter of credit commitments) and had no indebtedness under our Revolving Credit Agreement. The Revolving Credit Agreement is available to fund working capital and for other general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our Revolving Credit Agreement are secured by substantially all of our assets.
As of October 28, 2016, we have a $200,000 senior secured term loan facility, which matures in April 2021. As of October 28, 2016, the senior secured term loan facility was fully drawn with a $195,000 balance outstanding. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility. Borrowings under our senior secured term loan facility are secured by substantially all of our assets.
For additional information regarding our Revolving Credit Agreement and our senior secured term loan facility, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 23, 2016, as amended by the Partnership's Current Report on Form 8-K filed with the SEC on September 6, 2016. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and as such should not consider the following to be a complete list of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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
Interest Rate Risk
As of September 30, 2016, we had $199,074 of principal outstanding under our senior secured term loan facility and other notes payable, with an effective interest rate of 4.67%. Assuming no change in the amounts outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $929 per year.
Credit Risk – Customer Concentration
During the nine months ended September 30, 2016, approximately 47% of our revenues were earned from our two largest customers. In addition, during the nine months ended September 30, 2016, approximately 6% of our revenues were earned from a spot customer that filed for bankruptcy in early April. We incurred bad debt expense of $8,236 which was primarily the result of the write-off of accounts receivable due from the spot customer. Our customers are generally pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or we are unable to renew or replace these customer relationships, our gross profit and cash flows may be adversely affected.
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-15 ("ASU 2016-15"), which provides guidance that is intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The amendment will be effective for the Partnership beginning January 1, 2018, with early adoption permitted. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.
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
However, uncertain market conditions for frac sand resulting from current oil and natural gas prices continued. During the three months ended March 31, 2016, volumes sold through the D&I reporting unit declined below previously forecasted levels and pricing deteriorated further. Industry demand for frac sand has continued to decline as the reported Baker Hughes oil rig count in North America fell to 362 rigs as of March 31, 2016, marking a 2016 year-to-date decline of more than 30%. Our customers continued to face uncertainty related to activity levels and have reduced their active frac crews, resulting in further declines in well completion activity. Therefore, as of March 31, 2016, we determined that the state of market conditions and activity levels indicated that an impairment of goodwill may exist. As a result, we assessed qualitative factors and determined that we could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the goodwill as of March 31, 2016, based on the weighted average valuation across several income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the three months ended March 31, 2016 and the pricing, costs structures and market conditions existing as of March 31, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discounts rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the Step 1 and Step 2 valuation exercises, it was determined that a $33,745 impairment loss of all goodwill was incurred during the three months ended March 31, 2016, which was equal to the difference between the carrying value and estimated fair value of goodwill. The Partnership did not recognize any impairment losses for goodwill during the nine months ended September 30, 2015 (See Note 12 - Impairments and Other Expenses).
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

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	October 31, 2016	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

HI-CRUSH PARTNERS LP
EXHIBIT INDEX

Exhibit Number	Description
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

10.1
Second Amendment to Registration Rights Agreement, dated August 31, 2016, by and between Hi-Crush Partners LP and Hi-Crush Proppants LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 6, 2016).

10.2
Fourth Amendment, dated August 31, 2016, by and among Hi-Crush Partners LP, as borrower, ZB, N.A. DBA Amegy Bank, as administrative agent, and the lenders named (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 6, 2016).

10.3	Contribution Agreement, dated August 9, 2016, by and between Hi-Crush Proppants LLC and Hi-Crush Partners LP.
10.4*	Letter Agreement, dated September 6, 2016, by and between D & I Silica, LLC, Hi-Crush Operating LLC and Halliburton Energy Services, Inc.
23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016).
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