Form 10-K
period 2016-12-31
Hi-Crush Partners LP
filed 2017-02-21
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No
As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common units held by non-affiliates was approximately $459,499,010 based on the closing price of $13.07 per common unit on that date.
As of February 10, 2017, there were 63,697,392 common units outstanding.

HI-CRUSH PARTNERS LP

Forward-Looking Statements
Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” "hope," “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such risk factors and as such should not consider the following to be a complete list of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include those described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K, and the following factors, among others:

•	the volume of frac sand we are able to buy and sell;

•	the price at which we are able to buy and sell frac sand;

•	demand and pricing for our integrated logistics solutions;

•	the pace of adoption of our integrated logistics solutions;

•
the amount of frac sand we are able to timely deliver at the well site, which could be adversely affected by, among other things, logistics constraints, weather, or other delays at the transloading facility;

•	changes in prevailing economic conditions, including the extent of changes in natural gas, crude oil and other commodity prices;

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	changes in the price and availability of natural gas or electricity;

•	unanticipated ground, grade or water conditions;

•	reduction in the amount of water available for processing;

•	cave-ins, pit wall failures or rock falls;

•	inability to obtain necessary production equipment or replacement parts;

•	changes in the railroad infrastructure, price, capacity and availability, including the potential for rail line washouts;

•	changes in the price and availability of transportation;

•	availability of or failure of our contractors to provide services at the agreed-upon levels or times;

•	failure to maintain safe work sites at our facilities or by third parties at their work sites;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial and transportation related accidents;

•	technical difficulties or failures;

•	fires, explosions or other accidents;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	difficulties in obtaining and renewing environmental permits;

•	facility shutdowns in response to environmental regulatory actions;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits, licenses or other approvals, including mining or water rights;

•	labor disputes and disputes with our third-party contractors;

•	inability to attract and retain key personnel;

•	cyber security breaches of our systems and information technology;

•	our ability to borrow funds and access capital markets; and

•	changes in the political environment of the drilling basins in which we and our customers operate.
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
Overview
Hi-Crush Partners LP (together with its subsidiaries, the “Partnership”) is an integrated producer, transporter, marketer and distributor of high-quality monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves, which are located in Wisconsin, consist of "Northern White" sand, a resource that exists predominately in Wisconsin and limited portions of the upper Midwest region of the United States. The Partnership owns and operates a portfolio of sand facilities with on-site wet and dry plant assets, including direct access to major U.S. railroads for distribution to in-basin terminals. We own and operate a network of strategically located terminals and an integrated distribution system throughout North America, including our PropStreamTM integrated logistics solution, which delivers proppant into the blender at the well site.
Over the past decade, exploration and production companies have increasingly focused on exploiting the vast hydrocarbon reserves contained in North America’s unconventional oil and natural gas reservoirs through advanced techniques, such as horizontal drilling and hydraulic fracturing. In recent years, this focus has resulted in exploration and production companies drilling longer horizontal wells, completing more hydraulic fracturing stages per well and utilizing more proppant per stage in an attempt to efficiently maximize the volume of hydrocarbon recovery per wellbore. As a result, North American demand for proppant increased rapidly over the same period.
Beginning in August 2014 and continuing through the second quarter of 2016, oil and natural gas prices declined dramatically and persisted at levels well below those experienced during the middle of 2014. As a result, the number of rigs drilling for oil and gas fell dramatically from the high levels achieved during third quarter of 2014. Due to uncertainty experienced over the past two years regarding the timing and extent of a recovery, exploration and production companies sharply reduced their drilling and completion activities in an effort to control costs. As a result, our customers faced uncertainty related to overall activity levels, and well completion activity was significantly below levels experienced in 2014 and 2015. The combination of these and other factors reduced proppant demand and pricing during 2016 significantly from the levels experienced during 2014. Proppant demand did not decline as significantly as the rig count and well completion activity might imply, though, due to the continuing trend of longer laterals and increasing use of sand per lateral foot in well completions. Given the marginal improvement in exploration and production activity during the fourth quarter of 2016 and the energy industry's outlook for 2017 activity levels, we expect the recent years' downward trend in well completion activity to reverse over the next several quarters, which, when coupled with higher usage of frac sand per well, should result in an increased strong positive influence on demand for raw frac sand.
We utilize the significant oil and natural gas industry experience of our management team to take advantage of what we believe are favorable, long-term market dynamics as we execute our growth strategy, which includes the acquisition of additional frac sand reserves, the development of new excavation and processing facilities and the development of new terminal facilities and logistics related assets. We expect to have the opportunity to acquire significant additional acreage and reserves currently owned by our sponsor, including the 1,447-acre facility with integrated rail infrastructure, located near Independence, Wisconsin and Whitehall, Wisconsin (the "Whitehall facility"), in addition to potential acquisitions from unrelated third parties.
General
The Partnership is a Delaware limited partnership formed on May 8, 2012. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC, our general partner, and a 100% limited partner interest to our sponsor, its organizational limited partner.
Acquisition of Hi-Crush Augusta LLC
In January 2013 and April 2014, the Partnership entered into agreements with our sponsor which ultimately resulted in the acquisition of 98.0% of the common equity interests in Hi-Crush Augusta LLC (“Augusta”), the entity that owns a 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin (the "Augusta facility"), for total cash consideration of $261.8 million and 3,750,000 newly issued convertible Class B units in the Partnership (the “Augusta Contribution”). Subsequently on August 15, 2014, our sponsor, as the sole owner of our Class B units, elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis.

Acquisition of D & I Silica, LLC
In June 2013, the Partnership acquired an independent frac sand supplier, D & I Silica, LLC (“D&I”), transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and distributor. Founded in 2006, D&I was the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales.
Acquisition of Hi-Crush Blair LLC
On August 9, 2016, the Partnership entered into a contribution agreement with the sponsor to acquire all of the outstanding membership interests in Hi-Crush Blair LLC ("Blair"), the entity that owned our sponsor's 1,285-acre facility with integrated rail infrastructure, located near Blair, Wisconsin (the "Blair facility"), for $75.0 million in cash, 7,053,292 of newly issued common units in the Partnership, and payment of up to $10.0 million of contingent earnout consideration (the "Blair Contribution"). The Partnership completed the acquisition of the Blair facility on August 31, 2016.
Assets and Operations
According to John T. Boyd Company, a leading mining consulting firm focused on the mineral and natural gas industries (“John T. Boyd”), our proven reserves consist entirely of “Northern White” sand exceeding American Petroleum Institute (“API”) minimum specifications. Analysis of our sand by independent third-party testing companies indicates that it demonstrates characteristics in excess of API minimum specifications with regard to crush strength (ability to withstand high pressures), turbidity (low levels of contaminants) and roundness and sphericity (facilitates hydrocarbon flow or conductivity).
Wyeville Facility
We own and operate a 971-acre facility with integrated rail infrastructure, located in Wyeville, Wisconsin (the "Wyeville facility"), which, as of December 31, 2016, contained 76.4 million tons of proven recoverable reserves of frac sand meeting API specifications. The Wyeville facility, completed in 2011 and expanded in 2012, has an annual processing capacity of approximately 1,850,000 tons of frac sand per year. Assuming production at the rated capacity and based on a reserve report prepared by John T. Boyd, our Wyeville facility has an implied reserve life of 41 years as of December 31, 2016.
All of the product from the Wyeville facility is shipped by rail from approximately 32,000 feet of track that connects our facility to a Union Pacific Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars. It also enables us to accommodate unit trains, which significantly increases our efficiency in meeting our customers’ frac sand transportation needs. Unit trains, typically 80 rail cars in length or longer, are dedicated trains chartered for a single delivery destination. Generally, unit trains receive priority scheduling and do not switch cars at various intermediate junctions, which results in a more cost-effective and expedited method of shipping than the standard method of rail shipment.
Augusta Facility
The Augusta facility, as of December 31, 2016, contained 40.9 million tons of proven recoverable reserves of frac sand meeting API specifications. Construction of the Augusta facility was completed in June 2012 and we expanded the facility in 2014. The Augusta facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. Assuming production at the rated capacity and based on a reserve report prepared by John T. Boyd, our Augusta facility has an implied reserve life of 14 years as of December 31, 2016. During September 2016, we resumed production at the Augusta facility, which was previously idled in October 2015 as a result of market conditions.
All of the product from the Augusta facility is shipped by rail from approximately 28,800 feet of track that connects our facility to a Union Pacific Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains.
Blair Facility
The Blair facility, as of December 31, 2016, contained 117.7 million tons of proven recoverable reserves of frac sand meeting API specifications. Construction of the Blair facility was completed in March 2016. The Blair facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. Assuming production at the rated capacity and based on a reserve report prepared by John T. Boyd, our Blair facility has an implied reserve life of 41 years as of December 31, 2016.
All of the product from the Blair facility is shipped by rail from approximately 43,000 feet of track that connects our facility to a Canadian National Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains.

Sponsor's Whitehall Facility
Our sponsor's Whitehall facility, as of December 31, 2016, contained 80.7 million tons of proven recoverable reserves of frac sand meeting API specifications. The Whitehall facility, completed in September 2014, has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. During 2016, the Partnership purchased 413,781 tons from our sponsor's Whitehall facility. Assuming production at the rated capacity and based on a reserve report prepared by John T. Boyd, the Whitehall facility has an implied reserve life of 28 years as of December 31, 2016. As a result of market conditions, the Whitehall facility was temporarily idled during the second quarter of 2016 and is expected to resume operations in late March or early April 2017.
All of the product from the Whitehall facility is shipped by rail from approximately 30,000 feet of track that connects the facility to a Canadian National Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains.
Terminal Facilities
As of December 31, 2016, we own or operate 11 terminal locations throughout Colorado, Pennsylvania, Ohio, New York and Texas, of which three are temporarily idled and six are capable of accommodating unit trains. Our terminals include approximately 74,000 tons of rail storage capacity and approximately 120,000 tons of silo storage capacity. Each terminal location is strategically positioned in the shale plays to facilitate our customers' operations. Our terminals include rail-to-truck and rail-to-storage capabilities and serve as the base for a majority of our terminal resources and materials management services. Our terminal facilities include origin and distribution material staging areas, rail track capabilities, material handling equipment, private rail fleet, bulk storage and quality assurance services.
Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of December 31, 2016, we leased or owned 4,200 railcars used to transport our sand from origin to destination and managed a fleet of approximately 1,358 additional railcars dedicated to our facilities by our customers or the Class I railroads.
PropStream Operations
In September 2016, the Partnership and other partners formed Proppant Express Investments, LLC (“PropX”), which was established to develop critical last-mile logistics equipment for the proppant industry. In October 2016, the Partnership announced the successful pilot test of its PropStream integrated logistics solution, which involves loading proppant at in-basin terminals into PropX containers before being transported by truck to the well site. The containers utilize intermodal container chassis or standard flatbeds for transportation, resulting in significant savings both in terms of up-front and ongoing operations costs versus widely-used pneumatic equipment. PropStream allows for increased transportation efficiency and a reduction in supply chain related congestion at well sites, lowering the number of trucks required per job and meaningfully reducing or eliminating demurrage costs.
At the well site, the proprietary conveyor system (“PropBeast™”) significantly reduces noise and dust emissions due to its enclosed environment. By reducing particulate matter emissions from sand operations at the well site by more than 90% versus the widely-used pneumatic equipment alternative. Our PropStream integrated logistics solution is designed to provide a viable solution to meet the new U.S. Occupational Safety and Health Act (“OSHA”) respirable crystalline silica standards set to become effective in 2018 with respect to hydraulic fracturing, as well as the engineering control obligations set to become effective in 2021 for hydraulic fracturing.
As of December 31, 2016, we owned 6 PropBeast conveyors and leased 300 containers from PropX.
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

•
Long-lived, high quality reserve base. Our Wyeville, Augusta and Blair facilities and our sponsor's Whitehall facility contain approximately 315.7 million tons of proven recoverable saleable frac sand reserves as of December 31, 2016, based on third-party reserve reports by John T. Boyd, and have an implied average reserve life of 30 years, assuming production at the rated capacity of each facility. These reserves consist of high quality Northern White frac sand. Analysis by independent third-party testing companies indicates that our sand demonstrates characteristics exceeding API specifications with regard to crush strength, turbidity and roundness and sphericity. As a result, our raw frac sand is particularly well suited for use in the hydraulic fracturing of unconventional oil and natural gas wells.

•
Intrinsic logistics and infrastructure advantage. The strategic location and logistics capabilities of our Wyeville, Augusta and Blair facilities and our sponsor's Whitehall facility enable us to serve all major U.S. and Canadian oil and natural gas producing basins. At our Wyeville and Augusta facilities, our on-site transportation assets include approximately 32,000 feet and 28,800 feet, respectively, of track off a Union Pacific Railroad mainline. The on-site transportation assets at our Blair facility and our sponsor's Whitehall facility include on-site rail yards that contain approximately 43,000 feet and 30,000 feet, respectively, of track off a Canadian National Railroad mainline. All of our and our sponsor's facilities are capable of accommodating unit trains, allowing our customers to receive priority scheduling, expedited delivery and a more cost-effective shipping alternative. Our logistics capabilities enable efficient loading of sand and minimize rail car turnaround times at the facilities. We expect to acquire or develop similar logistics capabilities at any facilities we own in the future. We believe we are one of the few frac sand producers with facilities initially designed to deliver frac sand exceeding API specifications to all of the major U.S. oil and natural gas producing basins by on-site rail facilities, including on-site storage capacity accommodating unit trains.

•
Strategically located terminal facilities. We operate through an extensive logistics network of rail-based terminals that we own strategically located throughout Colorado, Pennsylvania, Ohio, New York and Texas, as well as facilities owned and operated by third parties, to serve our customers' operations in North America's shale and other unconventional oil and natural gas plays. Many of our terminals are capable of handling unit trains, further reducing the cost of delivered sand for our customer. Our distribution network allows us to better service our customers’ short-notice needs in these basins, and at a lower price, and provide our customers with solutions to the logistical challenges presented by the large volume of sand typically required for each fracturing job.

•
Developing “last mile” capabilities. Our investment in PropX and the development of our PropStream integrated logistics solution expand the reach and delivery of frac sand directly to our customers’ usage points, while leveraging our logistics infrastructure advantage and utilizing our strategically located terminal facilities. The addition of “last mile” capabilities to our portfolio of services is aligned with our goals of delivering frac sand from the mine to the well more efficiently, expanding our potential customer base, and positioning us deeper into the sand supply chain.

•
Long-term customer relationships. We generate a substantial portion of our revenues from the sale of frac sand to customers with whom we have long-term relationships, supported by contracts. The contracts specify monthly volume requirements for customers and have an average remaining contractual term of 2.9 years. In 2015, as a result of the market dynamics existing during the year, and continuing in 2016, we began providing market-based pricing to our contract customers and/or make-whole waivers in certain circumstances in exchange for, among other things, additional term and/or volume. We believe our long-term relationships with our customers provide us with a stable base of cash flows.

•
Experienced and incentivized management team. Our management team has extensive experience investing and operating in the oil and natural gas industry, long-term relationships with participants in the oilfield services and exploration and production industries, a strong operational and commercial understanding of the markets in which our customers operate, and expertise in development, construction and operation of frac sand processing and terminal facilities, frac sand supply chain management, and bulk solids material handling. Our management team is focused on optimizing our current business and expanding our operations through disciplined development and accretive acquisitions and, together with members of our board of directors, are strongly incentivized to profitably and prudently grow our business and cash flows through their 13% direct and indirect ownership interest in our limited partnership units, and their 39% interest in our sponsor, which owned 20,693,643 common units and incentive distribution rights as of February 10, 2017.

Business Strategies
Our primary business objectives are to provide capital appreciation and pay cash distributions per unit over time. We intend to accomplish this objective by executing the following strategies:

•
Capitalizing on compelling industry fundamentals. We intend to continue to position ourselves as a leading producer, transporter, marketer and distributor of high quality frac sand, as we believe the frac sand market offers attractive growth fundamentals over the long-term. The innovations in horizontal drilling in the various North American shales and other unconventional oil and natural gas plays has resulted in greater demand for frac sand per well and per stage. The long-term growth in sand demand is underpinned by continued horizontal drilling, increasing proppant use per well and cost advantages over other proppant types. The proppant use per well has continued to increase even in the face of depressed hydrocarbon prices. We believe increases in frac sand supply will be constrained by the difficulty in finding reserves that meet or exceed API technical specifications in contiguous quantities large enough to justify the capital investment required and overcome the challenges associated with successfully obtaining the necessary local, state and federal permits required for operations.

•
Building on our position as a low cost provider. We seek to maintain and improve our position as a low cost provider of sand. Our plant operations have been strategically designed to provide low per-unit production costs with a significant variable component for the excavation and processing of our sand. We will continue to analyze and pursue organic expansion efforts that will similarly allow us to cost-effectively optimize our existing assets. In addition, we seek to identify and evaluate terminal sites to expand our geographic footprint allowing us to enhance our distribution network and ensure that sand is available to meet the in-basin needs of our customers. Through a combination of our low cost production, our network of owned and operated terminals or third-party operated sites and our PropStream integrated logistics solution, we expect to find ways to reduce our customers' cost of sand delivered to the blender at the well site. We will continue to analyze and pursue third-party acquisition opportunities that would similarly allow us to cost-effectively expand our geographic footprint, optimize our existing assets and meet our customers' demand for our high quality frac sand.

•
Focusing on long-term relationships with key customers. A key component of our business model has been our contracting strategy, which seeks to secure a high percentage of our cash flows under long-term contracts with the major pressure pumping service providers who generally are our customers. We believe this business model serves as the foundation for our ability to serve our customers, while providing the product that is a critical component to the well completion service. We intend to utilize a substantial majority of our processing capacity to fulfill our customer contracts and continue to serve our existing and new customers with frac sand delivered through our distribution network and to the blender at the well site.

•
Pursuing accretive acquisitions from our sponsor and third parties. In June 2013, we acquired D&I, enabling us to operate through an extensive logistics network of rail-based terminals now strategically located throughout Colorado, Pennsylvania, Ohio, New York and Texas. In January 2013 and April 2014, the Partnership entered into contribution agreements with our sponsor to acquire substantially all of the equity interests in our sponsor’s Augusta facility. On August 9, 2016, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Blair. We expect to continue pursuing accretive acquisitions of frac sand facilities from our sponsor, including the Whitehall facility, as well as third-party frac sand production and/or distribution and logistics operations. As we evaluate acquisition opportunities, we intend to remain focused on operations that complement our reserves of premium frac sand and that provide or would accommodate the development and construction of rail or other advantaged logistics and distribution capabilities. We believe these factors are critical to our business model and are important characteristics for any potential acquisitions.

•
Maintaining financial flexibility and ample liquidity. We continue to pursue a disciplined financial policy and maintain liquidity aligned with our future debt maturities and financing needs. As of February 10, 2017, our senior secured term loan facility that permits aggregate borrowings of $200.0 million was fully drawn with a $194.5 million balance outstanding and we had $66.2 million of undrawn borrowing capacity ($75.0 million, net of $8.8 million letter of credit commitments) and had no indebtedness under our senior secured revolving credit agreement (the "Revolving Credit Agreement"). The Revolving Credit Agreement is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our Revolving Credit Agreement are secured by substantially all of our assets. In 2016, we successfully completed three public offerings for a total of 19,550,000 common units for aggregate net proceeds of approximately $189.0 million. In January 2017, we entered into an equity distribution program under which we may sell through or to certain financial institutions up to $50.0 million in common units. We believe that our borrowing capacity and ability to access debt and equity capital markets provides us with the financial flexibility necessary to achieve our organic expansion and acquisition strategy.

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
Raw Frac Sand
Of the three primary types of proppant, raw frac sand is the most widely used due to its broad applicability in oil and natural gas wells and its cost advantage relative to other proppants. Raw frac sand has been employed in nearly all major U.S. oil and natural gas producing basins.
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
Raw frac sand can be further delineated into two main types: Northern White and Brady Brown. Northern White, which is the type of frac sand we produce, is known for its high crush strength, low turbidity, roundness and sphericity and monocrystalline grain structure. Northern White frac sand historically has commanded premium prices relative to Brady Brown. Brady Brown is sometimes preferred due to its proximity to shale basins, particularly the Permian basin and Eagle Ford shale, and, therefore, lower costs due to reduced logistics costs. Northern White has historically experienced the greatest market demand relative to supply, due both to its superior physical characteristics and the fact that it is a limited resource that exists predominately in Wisconsin and other limited parts of the upper Midwest region of the United States. However, even within this superior class of Northern White sand, its quality can vary significantly across deposits due to the differing geological processes that formed the various Northern White reserves.
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
Frac Sand Extraction, Processing and Distribution
Raw frac sand is a naturally occurring mineral that is mined and processed. While the specific extraction method utilized depends primarily on the geologic setting, most raw frac sand is mined using conventional open-pit bench extraction methods. The composition, depth and chemical purity of the sand also dictate the processing method and equipment utilized. For example, broken rock from a sandstone deposit may require one, two or three stages of crushing to produce sand grains required to meet API specifications. In contrast, unconsolidated deposits (loosely bound sediments of sand), like those found at our Wyeville facility, may require little or no crushing during the excavation process. After extraction, the raw frac sand is washed with water to remove fine impurities such as clay and organic particles. The final steps in the production process involve the drying and sorting of the raw frac sand according to mesh size.
Most frac sand is shipped in bulk from the processing facility to terminal facilities, or directly to the customers by truck, rail or barge. For bulk raw frac sand, transportation costs often represent a significant portion of the customer’s overall product cost. Consequently, shipping in large quantities, including by unit train particularly when shipping over long distances, provides a significant cost advantage to the customer, emphasizing the importance of rail or barge access for low cost delivery. As a result, facility location and logistics capabilities are among the most important considerations for producers, distributors and customers.
All of the product from our Wyeville and Augusta facilities is shipped by rail from on-site rail yards off a Union Pacific Railroad mainline. All of the product from our Blair facility and our sponsor's Whitehall facility is shipped by rail from on-site rail yards off a Canadian National Railroad mainline. The length of our rail spurs, size of the rail yards and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars. They also enable us to accommodate unit trains, which significantly increases our efficiency in meeting our customers’ frac sand transportation needs.
Designing and using an optimized logistics system is a key strategy for many proppant suppliers, including us, to reduce transportation costs and thereby the final proppant cost for end users. As locating proppant production close to key markets is not always possible, proppant suppliers will often have terminals in regions that they serve.  The ability to deliver sand shorter distances with fewer intermediate steps is instrumental in remaining cost competitive or gaining cost advantages.  Proppants are moved from the production site by rail or barge to transload or storage facilities.  From there, they are typically transported by truck to the well site.  Strategically locating transload facilities can therefore reduce the amount of conveyance by truck, which is typically the most expensive mode of transport. Use of containerized storage systems for transportation of proppant from the transload facilities to the well site allows for a reduction in supply chain related congestion at the well site, also offering a reduction in overall transportation costs of proppant for the end users.
Demand Trends
Demand growth for frac sand and other proppants is primarily due to advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing, as well as overall industry activity growth. These advancements have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been unprofitable to develop, resulting in a greater number of wells being drilled. Despite depressed levels of activity in 2015 and throughout most of 2016 that lowered demand for proppant, we believe that demand for proppant will continue to grow over the long-term, primarily driven by the increase in the average amount of proppant consumed per horizontal rig and as a result of the following demand drivers:

•	improvements in drilling rig productivity (from, among other things, pad drilling), resulting in more wells drilled per rig per year;

•	increases in the number of wells drilled per acre;

•	increases in the length of the typical horizontal wellbore;

•	increases in the number of fracture stages per foot in the typical completed horizontal wellbore;

•	increases in the volume of proppant used per fracturing stage; and

•	recurring efforts to offset steep production declines in unconventional oil and natural gas reservoirs, including the drilling of new wells and secondary hydraulic fracturing of existing wells.

Furthermore, recent growth in demand for raw frac sand has outpaced growth in demand for other types of proppants, and industry analysts predict that this trend will continue. As well completion costs have increased as a proportion of total well costs, operators have increasingly looked for ways to improve per well economics by lowering costs without sacrificing production performance. To this end, over the last few years, the oil and natural gas industry has been shifting increasingly away from the use of higher-cost proppants, such as ceramics or resin coated sand, and more towards more cost-effective proppants, such as raw frac sand.
Supply Trends
As demand for raw frac sand increased dramatically through 2014, the supply of raw frac sand failed to keep pace, resulting in a supply-demand disparity. As a result, a number of existing and new competitors announced supply expansions and greenfield projects. However, there are several key geological, operational and economic constraints to increasing raw frac sand production on an industry-wide basis, including:

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
Many announced expansions or greenfield projects were significantly delayed or canceled as a result of the decline in oil and natural gas exploration and production activity that took place in 2015 and throughout most of 2016. In addition, several existing facilities were temporarily or permanently idled.
Commencing production at facilities previously idled can require significant maintenance costs, use of working capital to build sufficient wet sand inventory for processing and hiring of employees if previously laid off. As a result, we do not believe many idled facilities will re-enter the market until frac sand pricing has reached a sustained and higher level to incentivize the investment.
Pricing
Spot market prices for frac sand have declined dramatically from the levels experienced in 2014, as sand producers, particularly those with excess inventories, substantially discounted sand pricing in order to sell product in a lower demand environment. Pricing continued its decline throughout 2015 and continued in 2016, but began to stabilize in the third quarter of 2016 and increase in the fourth quarter of 2016, although remaining near historically low levels. While the outlook for pricing of raw frac sand in 2017 is uncertain, given the expectation for increased oil and natural gas exploration and production activity in North America, coupled with the increased demand per well, and the limitations to increase sand supply noted above, frac sand pricing has risen in the first quarter of 2017 and is likely to be more favorable in 2017.
There are numerous grades and sizes of proppant which sell at various prices, dependent primarily upon the delivery point, and also quality, grade of proppant, deliverability and many other factors.  Pricing of proppant sold at the terminal is higher than pricing of proppant sold FOB plant as a result of the associated transportation and handling costs to bring the sand from the mine to the terminal. No reliable publicized pricing information for raw sand exists. However, it is believed that the overall pricing trends tend to be consistent across the various sizes and within regions with some variation due to transportation costs, resulting from distance from the source.  We believe a significant amount of proppant is sold under long-term contracts with varying pricing mechanisms, with the remainder being sold under short-term pricing arrangements.
Customers and Contracts
Our current customer base includes some of North America’s largest providers of pressure pumping services or their subsidiaries. For the year ended December 31, 2016, sales to each of Halliburton Company ("Halliburton"), Liberty Oilfield Services ("Liberty"), U.S. Well Services, LLC ("US Well") and Weatherford International Ltd. ("Weatherford") accounted for greater than 10% of our total revenues. In the fourth quarter of 2016, Weatherford made the decision to idle its U.S. pressure pumping business. As of February 10, 2017, the contractual relationship with Weatherford remains in place.

We sell the majority of the frac sand we produce to customers with whom we have long-term contracts. For the year ended December 31, 2016, we generated 84% of our revenues from sales of frac sand to customers with whom we had long-term contracts. We expect to continue selling a majority of our sand to our customers with long-term contracts in 2017 and future years. As of January 1, 2017, our long-term contracts have an average remaining contractual term of 2.9 years and with remaining terms ranging from 8 to 55 months.
The terms of our customer contracts, including sand quality requirements, quantity parameters, permitted sources of supply, effects of future regulatory changes, force majeure and termination and assignment provisions, vary by customer. Our contracts contain penalties for non-performance by our customers. If one of our customers fails to meet its minimum obligations to us, make-whole payments, combined with the decrease in our variable costs (such as production costs, royalty payments and transportation costs), can mitigate the adverse impact on our cash flow from such failures. In addition, we have the ability to sell these sand volumes to third parties.
In 2015, as a result of the market dynamics existing during the year and continuing in 2016, we began providing market-based pricing to our contract customers and/or waivers of minimum volume purchase requirements, in certain circumstances in exchange for, among other things, additional term and/or volume. We continue to engage in discussions and may continue to deliver sand at prices or at volumes below those provided for in our existing contracts. In addition, our customers may fail to comply with the terms of their existing contracts. Our enforcement of specific contract terms may be limited by market dynamics and other factors. In December 2015, we received a settlement payment of $22.5 million for past and future obligations under a customer contract; $10.2 million of this settlement was recognized as revenue related to make-whole payments.
Our long-term customer contracts also contain penalties for our non-performance. If we are unable to deliver contracted volumes within three months of contract year end, or otherwise arrange for delivery from a third party, we are required to pay make-whole payments. We believe our production facilities, substantial reserves and our on-site processing and logistics capabilities reduce our risk of non-performance. We also have the ability to supply our customers from facilities owned by our sponsor and third party facilities. We believe our levels of inventory combined with our cure period, generally three months after contract year end, are sufficient to prevent us from paying make-whole payments as a result of plant shutdowns due to repairs to our facilities necessitated by reasonably foreseeable mechanical interruptions.
In addition to sales under our long-term contracts, we have sold raw frac sand under short-term pricing and other agreements. The terms of our short-term pricing agreements, including sand quality requirements, quantity parameters, permitted sources of supply, effects of future regulatory changes, force majeure and termination and assignment provisions, vary by customer.
Suppliers
Although the majority of the frac sand that we sell is produced from our or our sponsor's production facilities, we can purchase, and have purchased in the past, a certain amount of frac sand from various third parties for sale to our customers. During the years ended December 31, 2016, 2015 and 2014, the Partnership purchased 413,781, 1,603,875 and 781,478 tons, respectively, from our sponsor's Whitehall facility and other third parties.
Production Operations
Excavation Operations
The surface excavation operations at our production facilities are conducted by a third-party contractor. The mining technique at our production facilities is open-pit excavation of approximately 20-acre panels of unconsolidated silica deposits. The excavation process involves clearing vegetation and trees overlying the proposed mining area, with limited blasting processes conducted at our Augusta and Blair facilities and our sponsor's Whitehall facility. The initial two to five feet of overburden is removed and utilized to construct perimeter berms around the pit and property boundary. No underground mines are operated at our production facilities.
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

Our mined raw frac sand is initially stockpiled before processing. The material is recovered by a mounted belt feeder, which extends beneath a surge pile and is fed onto a conveyor. The sand exits the tunnel on the conveyor belt and is fed into the wet plant where impurities and unusable fine grain sand are removed from the raw feed. The wet processed sand is then stockpiled in advance of being fed into the dry plant for further processing. The wet plants operate for seven to eight months per year due to the limitations arising from sustained freezing temperatures during winter months. However, when the wet plants are operating they process more sand per day than the dry plants can process to build up stockpiles of frac sand that will be processed by the dry plants during the winter months.
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
Logistics Capabilities
All of the product sold from our Wyeville and Augusta facilities is shipped by rail from approximately 32,000 feet and 28,800 feet, respectively, of track that connects our facilities to a Union Pacific Railroad mainline. All of the product sold from our Blair facility and our sponsor's Whitehall facility is shipped by rail from approximately 43,000 feet and 30,000 feet, respectively, of track that connects our facility to a Canadian National Railroad mainline. These rail spurs, size of the rail yards and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains, which significantly increases our efficiency in meeting our customers’ frac sand transportation needs. We believe our production facilities are some of the first frac sand facilities in the industry initially designed to accommodate large scale rail and unit train logistics, which requires sufficient acreage, loading facilities and rail spurs.
Logistics capabilities of frac sand producers are important to our customers, who focus on both the reliability and flexibility of product delivery. Because our customers generally find it impractical to store frac sand in large quantities near their job sites, they seek to arrange for product to be delivered where and as needed, which requires predictable and efficient loading and shipping of product. The integrated nature of our logistics operations and our multiple rail spurs enable us to handle railcars for multiple customers simultaneously, minimizing the number of days required to successfully load shipments, even at times of peak activity, and avoid the use of trucks and minimize transloading within the facilities. At the same time, we believe our ability to ship from all of our facilities using unit trains differentiates us from most other frac sand producers that ship using manifest, or mixed freight, trains, which may make multiple stops to switch cars before delivering cargoes, or transport their products by truck or barge. In addition, unlike some competitors, our processing and rail loading facilities are located on-site, which eliminates the requirement for on-road transportation, lowers product movement costs and minimizes any reduction of sand quality due to increased handling. Together, these advantages provide our customers with a reliable and efficient delivery method from our facility to each of the major U.S. oil and natural gas producing basins, and allow us to take advantage of the increasing demand for such a delivery method.
Terminal Operations
We generally operate our terminal locations under long-term lease agreements with third party operators or short-line rail companies. Some of these lease agreements include performance requirements, which typically specify a minimum number of rail cars that must be processed by us each year through the terminal. Each owned or operated terminal location is strategically positioned in the shale plays so that our customers typically do not need to travel more than 75 miles from the well site to purchase their frac sand requirements. Our terminals include rail-to-truck and, at silo storage locations, rail-to-storage capabilities.
Once the frac sand is loaded into rail cars at the origin, we utilize an extensive network through a combination of Class I and short-line railroads to move the sand to our terminals. For our terminals with silo storage capabilities, frac sand is loaded into delivery trucks directly from our silos. Our silos deploy sand via gravity at 10 tons per minute to trucks stationed directly on scales under each silo with the loading, electronic recording of weight and dispatch of the truck capable of being completed in less than five minutes. Silos are considerably more efficient than conveyors, which require trucks to be loaded and then moved to separate scales to be weighed; however, frac sand can also be unloaded to delivery trucks directly via a conveyor.
PropStream Operations
Our PropStream integrated logistics solution involves loading proppant at in-basin terminals into PropX containers before being transported by truck. The 8-foot cubic containers can each transport up to 33,000 pounds of proppant and, depending on Department of Transportation regulations, allow for the transport of up to 55,000 pounds per truck.  The containers utilize intermodal container chassis or standard flatbeds for transportation, resulting in significant savings both in terms of up-front and ongoing operations costs versus widely-used pneumatic equipment.  PropStream allows for increased transportation efficiency and a reduction in supply chain related congestion at well sites, lowering the number of trucks required per job and meaningfully reducing or eliminating demurrage costs.

At the well site, the PropBeast conveyor system significantly reduces noise and dust emissions due to its enclosed environment.  PropBeast conveyors are capable of transferring up to approximately 60,000 pounds of proppant per minute into blender hoppers while reducing particulate matter emissions from sand operations at the well site by more than 90% versus the widely-used pneumatic equipment alternative. Our PropStream integrated logistics solution is designed to provide a viable solution to meet the new OSHA respirable crystalline silica standards set to become effective in 2018 with respect to hydraulic fracturing, as well as the engineering control obligations set to become effective in 2021 for hydraulic fracturing.
Competition
There are numerous large and small producers in all sand producing regions of the United States with which we compete. Our main competitors include:

•	U.S. Silica Holdings, Inc. (NYSE: SLCA)

•	Unimin Corporation

•	Fairmount Santrol Holdings, Inc. (NASDAQ: FMSA)

•	Badger Mining Corporation

•	Emerge Energy Services LP (NYSE: EMES)

•	Smart Sand, Inc. (NASDAQ: SND)
The most important factors on which we compete are price, reliability of supply, transportation capabilities, product quality, performance and sand characteristics. Demand for frac sand and the prices that we will be able to obtain for our products are closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including the price for hydrocarbons, the drilling rig count and hydraulic fracturing activity, including the number of stages completed and the amount of proppant used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of proppant.
Our History and Relationship with Our Sponsor
Overview and History
Hi-Crush Proppants LLC, our sponsor, was formed in 2010 in Houston, Texas by members of our management team and board of directors, whom currently have a 39% membership interest. Our sponsor’s lead investor is Avista Capital Partners ("Avista"), a leading private equity firm with significant investing and operating expertise in the energy industry. Founded in 2005 by senior investment professionals who worked together at DLJ Merchant Banking Partners (“DLJMB”), then one of the world’s largest and most successful private equity franchises, Avista makes controlling or influential minority investments in connection with various transaction structures. The energy team at Avista is comprised of experienced professionals and industry executives with relevant expertise in the energy sector. Avista principals have led over $3.5 billion in equity investments in energy companies while at Avista and DLJMB, including Basic Energy Services, Inc., Brigham Exploration Company, Copano Energy, L.L.C., Seabulk International, Inc., and joint-ventures with Carrizo Oil & Gas, Inc.
Our Sponsor’s Assets
Our sponsor initially developed and constructed the Wyeville, Augusta and Blair facilities prior to their contribution or sale to the Partnership. The sponsor currently owns the Whitehall facility, completed in September 2014 and the remaining 2% interest in Augusta. As a result of market conditions, the Whitehall facility was temporarily idled during the second quarter of 2016 and is expected to resume operations in late March or early April 2017.
Our sponsor continually evaluates acquisitions and may elect to acquire, construct or dispose of assets in the future, including through sales of assets to us. As the owner of our general partner, 20,693,643 common units, and incentive distribution rights, our sponsor is well aligned and highly motivated to promote and support the successful execution of our business strategies, including utilizing our partnership as a growth vehicle for its sand mining operations. Although we expect to have the opportunity to make additional acquisitions directly from our sponsor in the future, including the Whitehall facility described above, our sponsor is under no obligation to accept any offer we make, and may, following good faith negotiations with us, sell the assets to third parties that may compete with us. Our sponsor may also elect to develop, retain and operate properties in competition with us.
Although we believe our relationship with our sponsor is a significant positive attribute, it may also be a source of conflict. For example, our sponsor is not restricted in its ability to compete with us. Since the commencement of operations at its Whitehall facility in 2014, however, our sponsor has not been competing directly with us for new and existing customers; instead, our sponsor has sold sand at favorable pricing from its Whitehall facility to us for sale by us to our customers under our long-term contracts and in the spot market. Our sponsor may develop additional frac sand excavation and processing facilities in the future, which may compete with us. While we expect that our management team, which also manages our sponsor’s retained assets, and our sponsor will allocate new and existing customer contract volumes between us and our sponsor in a manner that balances the interests of both parties, they are under no obligation to do so.

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
Hi-Crush Partners LP does not have any employees. All of the employees who conduct our business pursuant to the services agreement are employed by Hi-Crush Proppants LLC or its wholly owned subsidiaries. As of December 31, 2016, Hi-Crush Proppants LLC and its wholly owned subsidiaries had 288 employees. In addition, we contract our excavation operations to a third party and accordingly have no employees involved in those operations.
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
We also are subject to the requirements of the OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and the public. OSHA regulates the users of commercial silica and provides detailed regulations requiring employers to protect employees from overexposure to silica through the enforcement of permissible exposure limits and the OSHA Hazard Communication Standard.
Health and Safety Programs
We adhere to a strict occupational health program aimed at controlling employee exposure to silica dust, which includes a silicosis prevention program comprised of routine dust sampling, medical surveillance, training, and other components. Our safety program is designed to ensure compliance with MSHA and OSHA regulations. For both health and safety issues, extensive training is provided to employees. We have safety meetings at our plants with salaried and hourly employees that are involved in establishing, implementing and improving safety standards. We perform annual internal health and safety audits and conduct annual crisis management drills to test our abilities to respond to various situations. Health and safety programs are administered by our corporate health and safety department with the assistance of plant Environmental, Health and Safety Coordinators.
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

Federal Regulation
At the federal level, we may be required to obtain permits under Section 404 of the Clean Water Act from the U.S. Army Corps of Engineers for the discharge of dredged or fill material into waters of the United States, including wetlands and streams, in connection with our operations. We also may be required to obtain permits under Section 402 of the Clean Water Act from the EPA or the Wisconsin Department of Natural Resources ("Wisconsin DNR"), to whom the EPA has delegated local implementation of the permit program, for discharges of pollutants into waters of the United States, including discharges of wastewater or stormwater runoff associated with construction activities. Failure to obtain these required permits or to comply with their terms could subject us to administrative, civil and criminal penalties as well as injunctive relief.
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
In addition, the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. The EPA and Wisconsin DNR, to which the EPA has delegated portions of the RCRA program for local implementation, administer the RCRA program.
Our operations may also be subject to broad environmental review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions”, which could include a major development project, such as a mining operation, significantly affecting the quality of the human environment. Therefore, our projects may require review and evaluation under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archaeological resources, geology, socioeconomics and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval.
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

State and Local Regulation
We are also subject to a variety of state and local environmental review and permitting requirements. Some states, including Wisconsin where our production facilities are located, have state laws similar to NEPA; thus our development of a new site or the expansion of an existing site may be subject to comprehensive state environmental reviews even if it is not subject to NEPA. In some cases, the state environmental review may be more stringent than the federal review. Our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas. Wisconsin and some other states also have specific permitting and review processes for commercial silica mining operations, and state agencies may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building, and transportation requirements.
Certain local communities in which we operate have developed or are in the process of developing regulations or zoning restrictions intended to minimize the potential for dust to become airborne, control the flow of truck traffic, significantly restrict the area available for mining activities and require compensation to local residents for potential impacts of mining, among other regulatory initiatives. In addition, our existing permits granted by local regulatory authorities contain certain restrictions on such matters as hours of operation, permitted decibel levels and lighting, among other matters.
The regulatory framework in the jurisdictions in which we do business is potentially subject to amendments or modifications. Planned expansion of our existing facilities as well as the development of new facilities could be significantly impacted by increased regulatory activity. Delays or inability to obtain required permits for expansion of existing facilities, or the development of new facilities, as well as the increased costs of compliance with future state and local regulatory requirements could have a material negative impact on our ability to grow our business. In an effort to minimize these risks, we continue to be engaged with local communities in order to grow and maintain strong relationships with residents and regulators.
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
Permits
Production Facilities
We operate our and our sponsor's facilities under a number of federal, state and local authorizations.
Our production facilities currently operate under construction and operation air permits from the Wisconsin DNR. Each production facility operates under an operation air permit, with the exception of Wyeville; at our Wyeville facility, we have complied with the construction air permit and have requested an operational air permit from the Wisconsin DNR. All production facilities, have developed and are in compliance with a Fugitive Dust Control Plan and a Malfunction Prevention and Abatement Plan.
Stormwater discharges from our production facilities are permitted under the Wisconsin Pollutant Discharge Elimination System (“WPDES”) administered by Wisconsin DNR; and, at our Augusta facility, also under the Eau Claire County Storm Water Management and Erosion Control ordinance. An updated Notice of Intent for the WPDES general construction permit, which would include modifications to the existing storm water management and erosion control structures for an expansion at any production facility is submitted to and approved by the Wisconsin DNR. All production facilities are currently covered by WPDES general construction permits for various projects.
Our production facilities have federal and state certifications and/or permits for the filling and/or taking of wetlands associated with our construction and/or operational activities.

Our mining operations are subject to the conditions of nonmetallic mining permits granted and administered by either the County or City in which we operate. We submit updated nonmetallic mining plans to the relevant regulatory authority as may be required in the event of a proposed expansion of any mining operation.
We utilize groundwater through the installation and operation of high capacity wells, located at our Augusta and Blair facilities. High capacity well permits are issued and administered by the WDNR and are subject to annual (or monthly) withdraw limitations. We routinely monitor our water withdrawals, and also utilize a water recycling system to return production water and/or stormwater to minimize the water we need from those high capacity groundwater wells.
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
Availability of Reports; Website Access; Other Information
Our internet address is http://www.hicrush.com. Through “Investors” — “SEC Filings” on our home page, we make available free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

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
In October 2015, we announced the suspension of our distribution. We may not have sufficient cash each quarter to pay a distribution. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

•	the volume of frac sand we are able to buy and sell;

•	the price at which we are able to buy and sell frac sand;

•	demand and pricing for our integrated logistics solutions;

•	the pace of adoption of our integrated logistics solutions;

•
the amount of frac sand we are able to timely deliver at the well site, which could be adversely affected by, among other things, logistics constraints, weather, or other delays at the transloading facility;

•	changes in prevailing economic conditions, including the extent of changes in natural gas, crude oil and other commodity prices;

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	changes in the price and availability of natural gas or electricity;

•	unanticipated ground, grade or water conditions;

•	reduction in the amount of water available for processing;

•	cave-ins, pit wall failures or rock falls;

•	inability to obtain necessary production equipment or replacement parts;

•	changes in the railroad infrastructure, price, capacity and availability, including the potential for rail line washouts;

•	changes in the price and availability of transportation;

•	availability of or failure of our contractors to provide services at the agreed-upon levels or times;

•	failure to maintain safe work sites at our facilities or by third parties at their work sites;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial and transportation related accidents;

•	technical difficulties or failures;

•	fires, explosions or other accidents;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	difficulties in obtaining and renewing environmental permits;

•	facility shutdowns in response to environmental regulatory actions;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits, licenses or other approvals, including mining or water rights;

•	labor disputes and disputes with our third-party contractors;

•	inability to attract and retain key personnel;

•	cyber security breaches of our systems and information technology;

•	our ability to borrow funds and access capital markets; and

•	changes in the political environment of the drilling basins in which we and our customers operate.
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
Beginning in August 2014 and continuing through the second quarter of 2016, oil and natural gas producers’ expectations for lower market prices for oil and natural gas, as well as the limited availability of capital for operating and capital expenditures, has caused them to curtail spending and future changes in oil and natural gas prices may cause them to further curtail spending, thereby reducing hydraulic fracturing activity and the demand for frac sand. Industry conditions that impact the activity levels of oil and natural gas producers are influenced by numerous factors over which we have no control, including:

•	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	global weather conditions and natural disasters;

•	worldwide political, military, and economic conditions;

•	the cost of producing and delivering oil and natural gas;

•	commodity prices; and

•	development of alternative energy sources.
A prolonged reduction in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completion activity, which could result in a corresponding decline in the demand for the frac sand we produce. In addition, any future decreases in the rate at which oil and natural gas reserves are developed, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could have a material adverse effect on our business, even in a stronger oil and natural gas price environment. If there is a decrease in the demand for frac sand, we may be unable to sell volumes, or be forced to reduce our sales prices, any of which would reduce the amount of cash we generate.
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
We compete with large, national producers such as U.S. Silica Holdings, Inc., Unimin Corporation and Fairmount Santrol Holdings, Inc., and others. Our larger competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production facilities that are located closer to key customers than ours. Should the demand for hydraulic fracturing services decrease, prices in the frac sand market could materially decrease as smaller, regional producers may sell frac sand at below market prices. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services could acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which may negatively impact pricing and demand for our frac sand. We may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The operating and financial restrictions and covenants in our Revolving Credit Agreement and senior secured term loan facility restrict, and potentially any other future financing agreements that we may enter into could restrict, our ability to finance future operations or capital needs, to engage in, expand or pursue our business activities or to make distributions to our unitholders. For example, our Revolving Credit Agreement contains covenants that allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan, establishes a maximum EBITDA loss for the six months ending March 31, 2017 and provides for an "equity cure" that can be applied to EBITDA covenant ratios for 2017 and all future periods. Additionally, our Revolving Credit Agreement and senior secured term loan facility restrict our ability to, among other things:

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
Our long-term unsecured debt is currently rated by Standard and Poor’s ("S&P") and Moody's Investors Service Inc. ("Moody's"). As of February 10, 2017, the credit rating of the Partnership’s senior secured term loan credit facility was B from Standard and Poor’s and Caa1 from Moody’s. Any future downgrades in our credit ratings could negatively impact the cost of raising capital, and a downgrade could also adversely affect our ability to effectively execute aspects of our strategy and to access capital in the public markets.
Increases in interest rates could adversely affect our business and results of operations.
We have exposure to increases in interest rates under our Revolving Credit Agreement, senior secured term loan facility and other notes payable. As of December 31, 2016, we had $201.2 million of debt outstanding, with an effective interest rate of 4.62%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $0.9 million per year. As a result of this variable interest rate debt, our financial condition could be adversely affected by increases in interest rates.
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
As of January 1, 2017, we were contracted to sell raw frac sand under long-term supply agreements to customers with remaining terms ranging from 8 to 55 months. During 2016, more than 78% of our volumes were earned from four of our customers.

Some of our customers have exited or could exit the pressure pumping business or be acquired by other companies that purchase the same products and services we provide from other third-party providers. Our current customers also may seek to acquire frac sand from other providers that offer more competitive pricing or capture and develop their own sources of frac sand. The loss of a customer or contract, or a reduction in the amount of frac sand purchased by any customer, could have a material adverse effect on our business, financial condition and results of operations.
In 2015, as a result of the market dynamics existing during the year and continuing in 2016, we began providing market-based pricing to our contract customers and/or make-whole waivers, in certain circumstances in exchange for, among other things, additional term and/or volume. Because we continue to engage in discussions with our customers, the nature, extent and duration of these pricing discounts and make-whole waivers are not certain and we may deliver sand at prices or at volumes below those provided for in our existing contracts. In addition, our customers may fail to comply with the terms of their existing contracts. Our enforcement of specific contract terms may be limited by market dynamics and other factors. Our customers’ failure to comply with contract terms and our limited enforcement thereof could have a material adverse effect on our business, financial condition and results of operations.
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
The long-term supply contracts we have may negatively impact our results of operations. If our operational costs increase during the terms of our long-term supply contracts, we may not be able to pass any of those increased costs to our customers. If we are unable to otherwise mitigate these increased operational costs, our net income and available cash for distributions could decline. Additionally, in periods with increasing prices, our sales may not keep pace with market prices.
An increase in the supply of raw frac sand having similar characteristics as the raw frac sand we produce could make it more difficult for us to renew or replace our existing contracts on favorable terms, or at all.
We believe that the supply of raw frac sand had not kept pace with the increasing demand for raw frac sand until recently. If significant new reserves of raw frac sand are discovered and developed, and those frac sands have similar characteristics to the raw frac sand we produce, we may be unable to renew or replace our existing contracts at favorable pricing, or at all. Specifically, if high quality frac sand becomes more readily available, our customers may not be willing to enter into long-term contracts, or may demand lower prices, or both, which could have a material adverse effect on our results of operations and cash flows over the long-term.
We are subject to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our financial results and cash available for distribution.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, whose operations are concentrated in a single industry, the global oilfield services industry. In particular, as a result of volatility in oil and natural gas prices and ongoing uncertainty of the global economic environment our customers may not be able to fulfill their existing commitments or access financing necessary to fund their current or future obligations. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise sell the volumes could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

Our expansion or modification of existing assets, or the construction of new assets, may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.
The construction of additions or modifications to our existing facilities and the construction of new facilities generally involve numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at the budgeted cost or at all. Moreover, upon the expenditure of future funds on a particular project, our revenues may not increase immediately, or as anticipated, or at all. For instance, we may construct new facilities over an extended period of time and will not receive any material increases in revenues until the projects are completed. Moreover, we may construct facilities to capture anticipated future growth in a location in which such growth does not materialize. Since we are not engaged in the hydraulic fracturing process, we may be able unable to accurately predict the extent of drilling and completion activities to take place in future periods. To the extent we rely on estimates of future levels of drilling and completion activity in any decision to construct facilities, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in forecasting the levels of drilling and completion activity. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing assets may require us to increase the size of our railcar fleet to support transportation of additional volumes. We may be unable to increase the size of our fleet to capitalize on other expansion or modification opportunities. Additionally, it may become more expensive for us to increase the size of our railcar fleet in-line with additional capacity, which may adversely impact our cash flows.
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
Even if we are able to obtain financing or access the capital markets, incurring additional debt may significantly increase our interest expense and financial leverage, and our level of indebtedness could restrict our ability to fund future development and acquisition activities. In addition, the issuance of additional equity interests may result in dilution to our existing unitholders.
The majority of our sales are sourced at our Wisconsin production facilities located in Wyeville, Augusta and Blair and our sponsor's Wisconsin production facility located near Whitehall. Any adverse developments at the facilities could have a material adverse effect on our financial condition and results of operations.
Any adverse development at our production facilities due to catastrophic events or weather, or any other event that would cause us to curtail, suspend or terminate operations at the production facilities, could result in us being unable to meet our contracted sand deliveries. If we are unable to deliver contracted volumes within the required time frame, or otherwise arrange for delivery from a third party, we could be required to pay make-whole payments to our customers that could have a material adverse effect on our financial condition and results of operations. If we are unable to provide supply from our production facilities, any reduction in the amount of frac sand available for our purchase from third parties, could have a material adverse effect on our business, financial condition and results of operations.
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
Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing activities. Increased regulation of hydraulic fracturing may adversely impact our business, financial condition and results of operations. The federal Safe Drinking Water Act (“SDWA”) regulates the underground injection of substances through the Underground Injection Control Program (“UIC Program”). Currently, with the exception of certain hydraulic fracturing activities involving the use of diesel, hydraulic fracturing is exempt from federal regulation under the UIC Program, and the hydraulic fracturing process is typically regulated by state or local governmental authorities. However, the practice of hydraulic fracturing has become controversial and is undergoing increased political and regulatory scrutiny. From time to time, Congress has considered various other legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process.
As noted previously under Item 1, "Business: Environmental Matters", the RCRA and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and, in some circumstances, non-hazardous wastes. From time to time various environmental groups have challenged the EPA’s exclusion of certain oil and gas wastes from regulation as hazardous wastes under RCRA. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes, if EPA were to eliminate the exclusion, would increase our costs to manage and dispose of the wastes we generate and our customers’ waste management costs and level of drilling activity, either of which could have a significant adverse effect on our results of operations and financial performance.
In addition to federal laws and regulations, various state, local, and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements, and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds. Many local governments also have adopted ordinances to severely restrict or prohibit hydraulic fracturing activities within their jurisdictions.

The adoption of new or more stringent laws or regulations at the federal, state, local, or foreign levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic oil and gas fracturing services they perform, which could negatively impact demand for our frac sand. In addition, heightened political, regulatory, and public scrutiny of hydraulic fracturing practices could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly, or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our frac sand, have a material adverse effect on our business, financial condition and results of operations.
A facility closure or long-term idling entails substantial costs, and if we close our production facilities sooner than anticipated, our results of operations may be adversely affected.
During September 2016, the Partnership resumed production at the Augusta facility, which was previously idled in October 2015 as a result of market conditions. Our sponsor's Whitehall facility was temporarily idled during the second quarter of 2016.
If we idle our production facilities for a long period of time or close the facility sooner than expected, sales will decline unless we are able to acquire and develop additional facilities, which may not be possible. The closure of a production facility would involve significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. We accrue for the costs of reclaiming open pits, stockpiles, non-saleable sand, ponds, roads and other mining support areas over the estimated mining life of our property. We base our assumptions regarding the life of our production facilities on detailed studies that we perform from time to time, but our studies and assumptions may not prove to be accurate. If we were to reduce the estimated life of our production facilities, the fixed facility closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could materially and adversely affect our results of operations and financial condition.
Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as removal of facilities and equipment, regrading, prevention of erosion and other forms of water pollution, re-vegetation and post-mining land use. We are required to post a surety bond or other form of financial assurance equal to the cost of reclamation as set forth in the approved reclamation plan. The establishment of the final mine closure reclamation liability is based on permit requirements and requires various estimates and assumptions, principally associated with reclamation costs and production levels. If our accruals for expected reclamation and other costs associated with facility closures for which we will be responsible were later determined to be insufficient, our business, results of operations and financial condition would be adversely affected.
Our production process consumes large amounts of natural gas and electricity. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our financial condition or results of operations.
Energy costs, primarily natural gas and electricity, represented 3% of our total sales and 13% of our total production costs during the year ended December 31, 2016. Natural gas is the primary fuel source used for drying in the frac sand production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for the provision of natural gas on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. The price of natural gas has been extremely volatile over the last few years. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Our cash flow is affected by a variety of factors, including weather conditions and seasonal periods. Seasonal fluctuations in weather impact the production levels at our wet processing plant and the level of completion activity in-basin. While our sales and finished product production levels are contracted evenly throughout the year, varying levels of wet plant production and in-basin demand can lead to cash flows fluctuating through the year. For example, our mining and wet sand processing activities are limited to non-winter months and while the wet processing plant is not operating, we will perform annual maintenance activities, the majority of which are expensed. As a consequence of the seasonality we may experience lower cash costs and higher expense in the first and fourth quarter of each calendar year.
Diminished access to water may adversely affect our operations.
The excavation and processing activities in which we engage require significant amounts of water, of which we recycle a significant percentage in our operating process. As a result, securing water rights and water access is necessary for the operation of our processing facilities. If future excavation and processing activities are located in an area that is water-constrained, there may be additional costs associated with securing water access. We have obtained water rights that we currently use to service the activities on our properties, and we plan to obtain all required water rights to service other properties we may develop or acquire in the future. However, the amount of water that we are entitled to use pursuant to our water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we operate. Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights or eliminate our current water rights, and we may be unable to retain all or a portion of such water rights. These new regulations, which could also affect local municipalities and other industrial operations, could have a material adverse effect on our operating costs if implemented. Such changes in laws, regulations or government policy and related interpretations pertaining to water rights may alter the environment in which we do business, which may have an adverse effect on our financial condition and results of operations. Additionally, a water discharge permit may be required to properly dispose of water at our processing sites. The water discharge permitting process is also subject to regulatory discretion, and any inability to obtain the necessary permits could have an adverse effect on our financial condition and results of operations.
Failure to maintain effective quality control systems at our facilities could have a material adverse effect on our business and operations.
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
Efficient sand production and delivery requires skilled laborers, preferably with several years of experience and proficiency in multiple tasks. Our operations utilize third party contractors and there may be a shortage of skilled labor. If the shortage of experienced skilled labor continues or worsens, we may find it difficult to renew or replace third party contractors, and we may be unable to hire or train the necessary number of skilled laborers to perform our own operations. In either event, there could be an adverse impact on our labor productivity and costs and our ability to conduct operations.
We do not own the land on which the majority of our terminal facilities are located, which could disrupt our operations.
We do not own the land on which the majority of our terminals are located and instead own leasehold interests and rights-of-way for the operation of these facilities.  Upon expiration, termination or other lapse of our current leasehold terms, we may be unable to renew our existing leases or rights-of-way on terms favorable to us, or at all.  Any renegotiation on less favorable terms or inability to enter into new leases on economically acceptable terms upon the expiration, termination or other lapse of our current leases or rights-of-way could cause us to cease operations on the affected land, increase costs related to continuing operations elsewhere and have a material adverse effect on our business, financial condition and results of operations.
Fluctuations in transportation costs and the availability or reliability of rail transportation could reduce revenues by causing us to reduce our production or by impairing the ability of our customers to take delivery.
Transportation costs represent a significant portion of the total delivered cost of frac sand for our customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Disruption of transportation services due to shortages of rail cars or trucks, weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks or other events could temporarily impair our ability to supply our customers through our logistics network of rail-based terminals, or, if our customers are not using our rail transportation services, the ability of our customers to take delivery and, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our frac sand. Accordingly, if there are disruptions of the rail transportation or trucking services utilized by ourselves or our customers, our business could be adversely affected.
Increases in the price of diesel fuel may adversely affect our results of operations.
Diesel fuel costs and rail fuel surcharges generally fluctuate with increasing and decreasing world crude oil prices, and accordingly are subject to political, economic and market factors that are outside of our control. Our operations are dependent on earthmoving equipment, railcars and tractor trailers, and diesel fuel costs are a significant component of the operating expense of these vehicles. We contract with a third party to excavate raw frac sand, deliver the raw frac sand to our processing facility and move the sand from our wet plant to our dry plant, and pay a fixed price per ton of sand delivered to our wet plant, subject to a fuel surcharge based on the price of diesel fuel. In addition, rail transportation rates are generally subject to varying fuel surcharges based on the price of diesel fuel. Accordingly, increased diesel fuel costs could have an adverse effect on our results of operations and cash flows.
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
We are not fully insured against all risks incident to our business, including the risk of our operations being interrupted due to severe weather and natural disasters. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase. In addition, sub-limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial condition, results of operations and cash available for distribution to unitholders.
Continued downturn in business could result in potential impairment of intangible assets.
Beginning in August 2014 and continuing through the second quarter of 2016, global crude oil and natural gas prices, particularly crude oil, declined dramatically and persisted at levels well below those experienced during the middle of 2014. This decrease in commodity prices has had, and could continue to have, a negative impact on industry drilling and well completion activity, which affects the demand for frac sand.  Should energy industry conditions further deteriorate, there is a possibility that intangible assets may be impaired in a future period.  Any resulting non-cash impairment charges to earnings may be material. Specific uncertainties affecting our estimated fair value include the impact of competition, the prices of frac sand, future overall activity levels and demand for frac sand, the activity levels of our significant customers, and other factors affecting the rate of our future growth. These factors will continue to be reviewed and assessed going forward. Additional adverse developments with regard to these factors could have a negative impact on our fair value.
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
We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expand additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyber attacks may not be sufficient to cover all the losses we may experience as a result of such cyber attacks.

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
We are subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including the MSHA and the OSHA, may continue to propose and implement changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. We may not be able to comply with any new laws and regulations that are adopted, and any new laws and regulations could have a material adverse effect on our operating results by requiring us to modify or cease our operations.
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

We are subject to the Federal Mine Safety and Health Act of 1977 and the OSHA of 1970, both of which impose stringent health and safety standards on numerous aspects of our operations.
Our operations are subject to the Federal Mine Safety and Health Act of 1977 ("MSH Act"), as amended by the Mine Improvement and New Emergency Response Act of 2006 as well as the OSHA of 1970 ("OSH Act"), including but not limited to the OSHA Silica Rule published in March 2016. The MSH Act and the OSH Act impose stringent health and safety standards on numerous aspects of our operations inclusive of mineral extraction and processing operations, transportation and transloading of silica and delivery of silica sand to well sites. These standards include, the training of personnel, operating procedures, operating and safety equipment, and other matters. Our failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business and financial condition or otherwise impose significant restrictions on our ability to conduct operations.
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
Our customers may be subject to climate change legislation or regulations restricting emissions of greenhouse gases ("GHGs") which could result in increased operating costs and reduced demand for the products and services we provide.
There are numerous federal proposals and current regulations on GHG emissions, tracking and reporting. Federal agencies have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. EPA’s New Source Performance Standards require certain new, modified, or reconstructed facilities in the oil and natural gas sector to reduce these methane gas, and volatile organic compound emissions. Furthermore, EPA has established Potential for Significant Deterioration ("PSD") construction and Title V operating permit reviews for GHG emissions from certain large stationary sources. Those sources subject to PSD permitting would be required to meet “best available control technology” standards for those GHG emissions. The additional regulatory burden may result in the increased costs or additional operating restrictions for our customers.
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
Affiliates of our general partner, including our sponsor, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Our sponsor has investments in entities that acquire, own and operate frac sand excavation and processing facilities and may make additional investments in the future. These investments and acquisitions may include entities or assets that we would have been interested in acquiring. Therefore, our sponsor may compete with us for investment opportunities. In addition, our sponsor owns the Whitehall facility through an entity that could compete with us and we expect that it will acquire interests in additional entities that may compete with us. We share our management team with our sponsor, and despite our sponsor’s and management team’s meaningful economic interest in us, the shared management team is under no obligation to offer new and amended customer contracts to us before offering them to our sponsor, which could have a material adverse impact on our ability to renew or replace existing customer contracts on favorable terms or at all.
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
It is our plan to distribute a significant portion of our cash available for distribution to our partners, which could limit our ability to grow and make acquisitions.
We may distribute most of our cash available for distribution, which may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders. Our Revolving Credit Agreement allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan through the Effective Period, as defined.

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
Our sponsor has the right, as the initial holder of our incentive distribution rights, at any time when it has received incentive distributions at the highest level to which it is entitled (50%) for the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our sponsor, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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
If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. As of December 31, 2016, our sponsor owned 32.5% of our common units.
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
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2016, our sponsor owned 32.5% of our common units.
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

Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (the "IRS") were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to you could be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for federal income tax purposes.
Despite the fact that we are organized as a limited partnership under Delaware law, as a publicly traded partnership we may be treated as a corporation for federal income tax purposes unless 90% or more of our gross income in each year consists of certain identified types of “qualifying income” as defined by Section 7704 of the Internal Revenue Code (the “Qualifying Income Exception”). In addition to qualifying income, like many other publicly traded partnerships, we also generate ancillary income that may not be considered qualifying income. We have historically satisfied, and believe we currently satisfy, the Qualifying Income Exception to be treated as a partnership for federal income tax purposes. Although we monitor our level of gross income that may not be considered qualifying income closely and attempt to manage our operations to ensure compliance with the Qualifying Income Exception, if weak demand and low prices for frac sand were to continue, the sale of which generates qualifying income, we may not be able to continue to meet the qualifying income level necessary to maintain our status as a publicly traded partnership treated as a partnership for federal income tax purposes. To the extent we become aware that we may not generate or have not generated sufficient qualifying income with respect to a period, we can and would take action to preserve our treatment as a partnership for federal income tax purposes, including seeking relief from the IRS. Section 7704(e) of the Internal Revenue Code provides for the possibility of relief upon, among other things, determination by the IRS that such failure to meet the Qualifying Income Exception was inadvertent. However, we are unaware of examples of such relief being sought by a publicly traded partnership.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the target distribution amounts may be adjusted to reflect the impact of that law on us.
The tax treatment of publicly-traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect the tax treatment of publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for federal income tax purposes.
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for federal income tax purposes. However, there are no assurances that the Final Regulations will not be revised to take a position that is contrary to our interpretation of the current law.
Any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for federal income tax purposes. In addition, such changes may affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of its income, or otherwise adversely affect an investment in our common units.  We are unable to predict whether any of these changes or any other proposals will ultimately be enacted or whether the Final Regulations will be revised to materially change interpretations of the current law. Any such changes could negatively impact the value of an investment in our common units and the amount of cash available for distribution to our unitholders.

Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
Because our unitholders are treated as partners to whom we allocate taxable income that could be different in amount than the cash we distribute, they are required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any increase in our cash available for distribution. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
On October 26, 2015, our general partner's board of directors announced the temporary suspension of our quarterly distribution to common unitholders in order to conserve cash and preserve liquidity.
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.
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
Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, is unrelated business taxable income and is taxable to them. Distributions to non-U.S. persons are reduced by withholding taxes, and non-U.S. persons are required to file federal tax returns and pay tax on their shares of our taxable income. A unitholder that is a tax-exempt entity or a non-U.S. person should consult a tax advisor before investing in our units.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.
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
In addition to federal income taxes, our unitholders are subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. As of December 31, 2016, we own assets and conduct business in several states. Most of these states currently impose a personal income tax and income taxes on corporations and other entities. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in these states. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is our unitholders' responsibility to file all federal, foreign, state and local tax returns.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
We are managed and operated by the board of directors and executive officers of our general partner, which leases office space for our principal executive offices in Houston, Texas. As of December 31, 2016, we operated three production facilities located in Wyeville, Augusta and near Blair, all in Wisconsin, of which we own all associated land. In addition, we own or operate 11 terminal locations, lease or own 4,200 railcars used to transport our sand from origin to the terminal and we lease 300 containers used to transport our sand from the terminal to the well site. Substantially all of our owned assets are pledged as security under our Revolving Credit Agreement and senior secured term loan facility; please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.
Facilities
Wyeville Facility
We completed construction of the Wyeville facility in June 2011 and expanded the facility in 2012. The Wyeville facility has an annual processing capacity of approximately 1,850,000 tons of frac sand per year. During the year ended December 31, 2016, the Wyeville facility produced and delivered 1,937,793 tons of frac sand. As of December 31, 2016, the total cost of our plant and equipment was $65.9 million. The plant is in good physical condition and includes modern equipment powered by natural gas and electricity.
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
All of the product from the Wyeville facility is shipped by rail from approximately 32,000 feet of track that connects our facility to a Union Pacific Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of railcars, including unit trains.
The following table summarizes certain of the key characteristics of our Wyeville facility that we believe allow us to efficiently provide our customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 971 contiguous acres, with on-site processing and rail loading facilities.
Deposits	Sand pay zones of up to 80 feet; coarse grade mesh sizes from 20 to 100; few impurities such as clay or other contaminants.
Excavation Technique	Dredging and shallow overburden allowing for surface excavation.
Sand Processing	Sands are unconsolidated; do not require crushing.
Logistics Capabilities	On-site transportation infrastructure capable of accommodating unit trains connected to Union Pacific Railroad mainline.

Augusta Facility
We completed construction of the Augusta facility in June 2012 and expanded the facility in 2014. The Augusta facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. The Augusta facility was idled in October 2015 and resumed production in September 2016. During the year ended December 31, 2016, the Augusta facility produced and delivered 373,115 tons of frac sand. As of December 31, 2016, the total cost of the Augusta facility and equipment was $106.9 million. The plant is in good physical condition and includes modern equipment powered by natural gas and electricity.
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
All of the product from the Augusta facility is shipped by rail from approximately 28,800 feet of track that connects our facility to a Union Pacific Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow the accommodation of a large number of railcars, including unit trains.
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
Blair Facility
We completed construction of the Blair facility in March 2016. The Blair facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. During the year ended December 31, 2016, the Blair facility produced and delivered 1,482,355 tons of frac sand. As of December 31, 2016, the total cost of Blair facility and equipment was $102.2 million. The plant is in good physical condition and includes modern equipment powered by natural gas and electricity.
We operate two dryer facilities at the Blair facility with a combined nameplate input capacity, based on manufacturer specifications, of 400 tons per hour. Unless processing operations are suspended to conduct maintenance, Blair's dryer facilities are run on a 24-hour basis. Our estimate of annual expected processing capacity assumes a 15% loss of capacity due to waste and an uptime efficiency of 85% of nameplate capacity, which allows approximately 55 days for downtime and maintenance.
All of the product from the Blair facility is shipped by rail from approximately 43,000 feet of track that connects our facility to a Canadian National Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains.
The following table summarizes certain of the key characteristics of our Blair facility that we believe allow us to efficiently provide our customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 1,285 contiguous acres, with on-site processing and rail loading facilities.
Deposits	Sand pay zones of up to 80 feet; coarse grade mesh sizes from 20 to 100.
Excavation Technique	Shallow overburden allowing for surface excavation.
Sand Processing	Sands are consolidated.
Logistics Capabilities	On-site transportation infrastructure capable of accommodating unit trains connected to Canadian National Railroad mainline.

Terminals
As of December 31, 2016, we own or operate 11 terminal locations as summarized in the following table:

Location	Storage Capabilities	Railroad	Unit Train Capable	On-site Laboratory
Binghamton, NY	Rail	New York Susquehanna & Western Railway	☑
Big Spring, TX	Rail	Big Spring Rail Systems
Dennison, OH (a)	Rail	Columbus and Ohio River Railroad
Driftwood, PA (a)	Rail	Buffalo and Pittsburgh Railroad
Evans, CO	Rail	Union Pacific Railroad
Kittanning, PA (a)	Rail	Buffalo and Pittsburgh Railroad		☑
Minerva, OH	Rail/Silo	Ohio-Rail Corp.	☑	☑
Mingo Junction, OH	Rail/Silo	Norfolk Southern	☑	☑
Odessa, TX	Rail/Silo	Union Pacific Railroad	☑
Smithfield, PA	Rail/Silo	Southwest Pennsylvania Railroad	☑	☑
Wellsboro, PA	Rail/Silo	Wellsboro & Corning Railroad	☑	☑

(a)	As a result of market conditions we elected to temporarily idle certain of our terminals.
During the year ended December 31, 2016, the Partnership sold two of the previously idled transload facilities and the leases for two of the idled transload facilities terminated. As of December 31, 2016, we leased or owned 4,200 railcars used to transport our sand from origin to the terminal and we lease 300 containers used to transport our sand from the terminal to the well site.
Sand Reserves
We own and operate the Wyeville, Augusta and Blair facilities, which as of December 31, 2016, contained 76.4 million tons, 40.9 million tons, and 117.7 million tons, respectively, of proven recoverable reserves of frac sand.
“Reserves” consist of sand that can be economically extracted or produced at the time of determination based on relevant legal, economic and technical considerations. The reserve estimates referenced herein represent proven reserves, which are defined by SEC Industry Guide 7 as those for which (a) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. The quantity and nature of the mineral reserves at our Wyeville, Augusta and Blair facilities are estimated by our internal geologists and mining engineers and updated periodically, with necessary adjustments for operations during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. John T. Boyd has estimated our reserves as of December 31, 2016, and we intend to continue retaining third-party engineers to review our reserves on an annual basis.
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
Mineral Rights
We acquired the Wyeville, Augusta and Blair acreage from separate land owners. In each transaction, we acquired surface and mineral rights, certain of which are subject to non-participating royalty interests per ton of frac sand sold. These royalties were negotiated by us or our sponsor in connection with the acquisition of the acreage. In addition, we entered into a purchase and sale agreement to acquire certain tracts of land and specific quantities of the underlying frac sand deposits, and have the option to acquire additional mineral rights underlying the acquired land.
Summary of Reserves
The following table provides a summary of our Wyeville, Augusta and Blair facilities, and our sponsor's Whitehall facility, as of December 31, 2016:

Mine/Plant Location	Owned/Leased	Area (in acres)	Proven Reserves (in thousands of tons)	Primary End Markets Served
Wyeville, WI	Owned	971	76,439	Oil and gas proppants
Augusta, WI (a)	Owned	1,187	40,927	Oil and gas proppants
Blair, WI	Owned	1,285	117,675	Oil and gas proppants
Whitehall, WI (b)	Owned	1,447	80,700	Oil and gas proppants

(a)	Our sponsor owns 2% of Hi-Crush Augusta LLC, the entity that owns the Augusta facility.

(b)	Our sponsor owns 100% of the facility.

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

ITEM 4. MINE SAFETY DISCLOSURES
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
The following table sets forth the range of high and low sales prices per unit for our common units as reported by the NYSE, and the quarterly cash distributions for the indicated periods:

Sales Price Per Common Units
For the Quarter Ended	High	Low
March 31, 2015	$40.00	$28.23
June 30, 2015	$40.40	$27.53
September 30, 2015	$31.00	$7.44
December 31, 2015	$9.51	$5.05
March 31, 2016	$7.16	$3.55
June 30, 2016	$13.10	$4.25
September 30, 2016	$16.81	$10.55
December 31, 2016	$20.95	$13.75

Cash Distributions To Limited Partner Unitholders
For the Quarter Ended	Record Date	Payment Date	Amount per Limited Partner Unit
March 31, 2015	May 1, 2015	May 15, 2015	$0.6750
June 30, 2015	August 5, 2015	August 14, 2015	$0.4750
On October 26, 2015, we announced the Board of Directors' decision to temporarily suspend the distribution payment to common unitholders. No quarterly distributions were declared for the third quarter of 2015 or thereafter, as the Partnership continued its distribution suspension to conserve cash. It is currently uncertain when market conditions will improve to a level at which time the General Partner's board of directors would consider it appropriate to reinstate the distribution.
As of December 31, 2016, there were 63,668,244 common units outstanding held by approximately 21,479 unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these record holders. As of December 31, 2016, our sponsor owned 20,693,643 common units.
Cash Distributions to Unitholders
There is no guarantee that we will distribute quarterly cash distributions to our unitholders. We do not have a legal or contractual obligation to pay quarterly distributions at any rate. Our cash distribution policy is subject to certain restrictions and may be changed at any time. The reasons for such uncertainties in our stated cash distribution policy include the following factors:

•
Our cash distribution policy is subject to restrictions on distributions under our Revolving Credit Agreement and senior secured term loan facility, which contain financial tests and covenants that we must satisfy. Our Revolving Credit Agreement allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan during the Effective Period, as defined. Should we be unable to satisfy these restrictions or if we are otherwise in default under either facility, we will be prohibited from making cash distributions to our unitholders notwithstanding our stated cash distribution policy.

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
Equity Compensation Plan Information
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2016.
Recent Sales of Unregistered Securities
On August 31, 2016, in connection with our acquisition of all of the outstanding membership interests in Hi-Crush Blair, we issued, 7,053,292 common units to our sponsor.  The common units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plan as of December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA
The Partnership's historical financial data has been recast to include Hi-Crush Augusta LLC for the periods from August 16, 2012 through December 31, 2014. The Predecessor periods include Hi-Crush Augusta LLC as a subsidiary of Hi-Crush Proppants LLC and were thus not subject to recast. In addition, the Partnership's historical financial data has been recast to include Hi-Crush Blair LLC for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,				Period from August 16 Through December 31, 2012	Period from January 1 Through August 15, 2012
(in thousands, except tons, per ton and per unit amounts)	2016	2015	2014	2013
	Successor	Successor	Successor	Successor	Successor	Predecessor
Statement of Operations Data:
Revenues	$204,430	$339,640	$386,547	$178,970	$31,770	$46,776
Production costs	45,474	48,371	58,452	41,999	8,944	12,247
Other cost of sales	143,719	199,801	156,904	46,688	—	—
Depreciation and depletion	15,437	13,199	10,628	7,197	1,109	1,089
Cost of goods sold	204,630	261,371	225,984	95,884	10,053	13,336
Gross profit (loss)	(200)	78,269	160,563	83,086	21,717	33,440
Operating costs and expenses:
General and administrative	33,198	24,890	26,451	19,096	3,757	4,631
Impairments and other expenses	34,025	25,659	—	47	121	539
Accretion expense	369	336	246	228	102	16
Other operating income	—	(12,310)	—	—	—	—
Income (loss) from operations	(67,792)	39,694	133,866	63,715	17,737	28,254
Other income (expense):
Other income	—	—	—	—	—	6
Interest expense	(13,341)	(13,903)	(9,946)	(3,671)	(320)	(3,240)
Net income (loss)	(81,133)	25,791	123,920	60,044	17,417	25,020
(Income) loss attributable to non-controlling interest	99	(145)	(955)	(274)	23	—
Net income (loss) attributable to Hi-Crush Partners LP	$(81,034)	$25,646	$122,965	$59,770	$17,440	$25,020
Earnings per limited partner unit:
Limited partner units - basic	$(1.64)	$0.73	$3.09	$2.08	$0.68
Limited partner units - diluted	$(1.64)	$0.73	$3.00	$2.08	$0.68
Distributions per limited partner unit	$—	$1.1500	$2.4000	$1.9500	$0.7125
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$(26,644)	$83,649	$104,265	$64,323	$14,498	$16,660
Investing activities	(126,420)	(120,667)	(306,431)	(105,585)	(8,218)	(80,045)
Financing activities	146,324	43,263	186,367	51,372	2,234	61,048
Other Financial Data:
Adjusted EBITDA (a)	$(16,921)	$79,376	$147,910	$73,534	$18,846	$29,349
Capital expenditures (b)	42,591	121,358	82,181	10,630	8,218	80,075
Operating Data:
Total tons sold	4,253,746	5,003,702	4,584,811	2,520,119	481,208	726,213
Average realized price (per ton sold)	$47.65	$62.05	$70.46	$65.64	$66.02	$64.41
Sand produced and delivered (in tons)	3,793,263	3,506,193	3,704,630	2,241,199	481,208	726,213
Contribution margin per ton sold	$3.58	$18.28	$37.34	$35.82	$47.43	$47.55
Balance Sheet Data (at period end)
Cash	$4,314	$11,054	$4,809	$20,608	$10,498	$8,717
Total assets	529,310	534,208	481,829	354,361	189,397	175,828
Long-term debt	193,458	246,783	198,364	138,250	—	111,402
Total liabilities	236,428	394,519	303,311	171,007	94,270	140,747
Equity	292,882	139,689	178,518	183,354	95,127	35,081

(a)	For more information, please read “Non-GAAP Financial Measures” below.

(b)	Capital expenditures made to increase the long-term operating capacity of our asset base whether through construction or acquisitions.
Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
We define EBITDA as net income plus depreciation, depletion and amortization and interest and debt expense, net of interest income. We define Adjusted EBITDA as EBITDA, adjusted for any non-cash impairments of goodwill and long-lived assets. EBITDA and Adjusted EBITDA are not a presentation made in accordance with accounting principles generally accepted in the United States ("GAAP").
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
We believe that the presentation of EBITDA and Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures of EBITDA and Adjusted EBITDA should not be considered as an alternative to GAAP net income. EBITDA and Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income. You should not consider EBITDA or Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definition of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.
Distributable Cash Flow
We define distributable cash flow as Adjusted EBITDA less cash paid for interest expense, income attributable to non-controlling interests and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and non-cash unit-based compensation. We use distributable cash flow as a performance metric to compare cash performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow will not reflect changes in working capital balances. EBITDA and Adjusted EBITDA are supplemental measures utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated.

	Year Ended December 31,				Period from August 16 Through December 31, 2012	Period from January 1 Through August 15, 2012
	2016	2015	2014	2013
(in thousands)	Successor	Successor	Successor	Successor	Successor	Predecessor
Net income (loss)	$(81,133)	$25,791	$123,920	$60,044	$17,417	$25,020
Depreciation and depletion expense	15,444	12,270	8,858	6,132	1,109	1,089
Amortization expense	1,682	2,620	5,186	3,687	—	—
Interest expense	13,341	13,903	9,946	3,671	320	3,240
EBITDA	(50,666)	54,584	147,910	73,534	18,846	29,349
Non-cash impairments of goodwill and long-lived assets	33,745	24,792	—	—	—	—
Adjusted EBITDA	(16,921)	79,376	147,910	73,534	18,846	$29,349
Less: Cash interest paid	(11,475)	(11,610)	(8,682)	(3,123)	(193)
Less: (Income) loss attributable to non-controlling interest	99	(145)	(955)	(274)	23
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(5,121)	(4,733)	(5,001)	(3,026)	(649)
Add: Accretion of asset retirement obligations	369	336	246	228	102
Add: Unit-based compensation	2,620	2,983	1,470	—	—
Distributable cash flow	(30,429)	66,207	134,988	67,339	18,129
Adjusted for: Distributable cash flow attributable to Hi-Crush Augusta LLC, net of intercompany eliminations, prior to the Augusta Contribution (b)	—	—	(7,199)	696	832
Adjusted for: Distributable cash flow attributable to Hi-Crush Blair LLC, prior to the Blair Contribution (c)	(747)	2,619	105	—	—
Distributable cash flow attributable to Hi-Crush Partners LP	(31,176)	68,826	127,894	68,035	18,961
Less: Distributable cash flow attributable to holders of incentive distribution rights	—	(1,311)	(18,401)	—	—
Distributable cash flow attributable to limited partner unitholders	$(31,176)	$67,515	$109,493	$68,035	$18,961

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

(b)
The Partnership's historical financial information has been recast to consolidate Augusta for the periods from August 16, 2012 through December 31, 2014. For purposes of calculating distributable cash flow attributable to Hi-Crush Partners LP, the Partnership excludes the incremental amount of recast distributable cash flow earned during the periods prior to the Augusta Contribution.

(c)
The Partnership's historical financial information has been recast to consolidate Blair for the years ended December 31, 2016, 2015 and 2014. For purposes of calculating distributable cash flow attributable to Hi-Crush Partners LP, the Partnership excludes the incremental amount of recast distributable cash flow (loss) during the periods prior to the Blair Contribution.

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
Overview
We are an integrated producer, transporter, marketer and distributor of high-quality monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves, which are located in Wisconsin, consist of "Northern White" sand, a resource that exists predominately in Wisconsin and limited portions of the upper Midwest region of the United States. The Partnership owns and operates a portfolio of sand facilities with on-site wet and dry plant assets, including direct access to major U.S. railroads for distribution to in-basin terminals. We own and operate a network of strategically located terminals and an integrated distribution system throughout North America, including our PropStreamTM integrated logistics solution, which delivers proppant into the blender at the well site.
On January 31, 2013 and April 8, 2014, the Partnership entered into agreements with our sponsor which ultimately resulted in the acquisition of 98.0% of the common equity interests in Hi-Crush Augusta LLC (“Augusta”), the entity that owns a 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin (the "Augusta facility"), for total cash consideration of $261,750 and 3,750,000 newly issued convertible Class B units in the Partnership (the “Augusta Contribution”). Subsequently on August 15, 2014, our sponsor, as the sole owner of our Class B units, elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis.
Our June 10, 2013, acquisition of D & I Silica, LLC (“D&I”) transformed us into an integrated Northern White frac sand producer, transporter, marketer and distributor. At the time of the acquisition, D&I was the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales.
On August 9, 2016, the Partnership entered into a contribution agreement with the sponsor to acquire all of the outstanding membership interests in Hi-Crush Blair LLC ("Blair"), the entity that owned our sponsor's 1,285-acre facility with integrated rail infrastructure, located near Blair, Wisconsin (the "Blair facility"), for $75,000 in cash, 7,053,292 of newly issued common units in the Partnership, and payment of up to $10,000 of contingent earnout consideration (the "Blair Contribution"). The Partnership completed the acquisition of the Blair facility on August 31, 2016.
Our Assets and Operations
We own and operate a 971-acre facility with approximately 32,000 feet of integrated rail infrastructure, located in Wyeville, Wisconsin (the "Wyeville facility") and, as of December 31, 2016, contained 76.4 million tons of proven recoverable reserves of frac sand. The Wyeville facility, completed in 2011 and expanded in 2012, has an annual processing capacity of approximately 1,850,000 tons of frac sand per year.
We also own a 98.0% interest in the 1,187-acre Augusta facility with approximately 28,800 feet of integrated rail infrastructure and, as of December 31, 2016, contained 40.9 million tons of proven recoverable reserves of frac sand. We completed construction of the Augusta facility in June 2012. The Augusta facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. During September 2016, the Partnership resumed production at its Augusta facility, which was previously idled as a result of market conditions.
We also own the 1,285-acre Blair facility, with approximately 43,000 feet of integrated rail infrastructure and, as of December 31, 2016, contained 117.7 million tons of proven recoverable reserves of frac sand. We completed construction of the Blair facility in March 2016. The Blair facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year.
During the third quarter of 2014, our sponsor completed construction of the 1,447-acre facility with approximately 30,000 feet of integrated rail infrastructure, located near Independence, Wisconsin and Whitehall, Wisconsin (the "Whitehall facility"). As of December 31, 2016, this facility contained 80.7 million tons of proven recoverable reserves of frac sand and is capable of delivering approximately 2,860,000 tons of frac sand per year. As a result of market conditions, the Whitehall facility was temporarily idled during the second quarter of 2016 and is expected to resume operations in late March or early April 2017.

According to John T. Boyd Company ("John T. Boyd"), our proven reserves at the Wyeville, Augusta and Blair facilities consist of Northern White sand exceeding American Petroleum Institute (“API”) minimum specifications. Analysis of sand at our facilities by independent third-party testing companies indicates that they demonstrate characteristics exceeding of API minimum specifications with regard to crush strength, turbidity and roundness and sphericity. Based on third-party reserve reports by John T. Boyd, we have an implied average reserve life of 31 years, assuming production at the rated capacity of 7,570,000 tons of frac sand per year.
As of December 31, 2016, we own or operate 11 terminal locations, of which three are temporarily idled and six are capable of accommodating unit trains. Our terminals include approximately 74,000 tons of rail storage capacity and approximately 120,000 tons of silo storage capacity.
We are continuously looking to increase the number of terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of December 31, 2016, we leased or owned 4,200 railcars used to transport our sand from origin to destination and managed a fleet of approximately 1,358 additional railcars dedicated to our facilities by our customers or the Class I railroads.
In September 2016, the Partnership entered into an agreement to form Proppant Express Investments, LLC ("PropX"), which was established to develop critical last-mile logistics equipment for the proppant industry. In October 2016, the Partnership announced the successful pilot test of its PropStream integrated logistics solution, which involves loading frac sand at in-basin terminals into PropX containers before being transported by truck to the well site. At the well site, the proprietary conveyor system (“PropBeast™”) significantly reduces noise and dust emissions due to its fully enclosed environment. As of December 31, 2016, we owned 6 PropBeast conveyors and leased 300 containers from PropX.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts which have current terms expiring between 2017 and 2021. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product and the price per ton. During 2016, we continued to provide temporary price discounts and/or waivers of minimum volume purchase requirements to contract customers in response to the market driven decline in proppant demand. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer.
Delivery of sand to our customers may occur at the rail origin, terminal or well site. We generate service revenues through performance of transportation services including railcar storage fees, transload services, silo storage and other miscellaneous services performed on behalf of our customers.
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
The principal expenses involved in distribution of raw sand are the cost of purchased sand, freight charges, fuel surcharges, railcar lease expense, terminal switch fees, demurrage costs, storage fees, transload fees, labor and facility rent. The principal expenses involved in delivering sand to the well site are costs associated with trucking, container rent, labor and other operating expenses associated with handling the product from the terminal to the well site.
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
As a result, contribution margin, contribution margin per ton sold, sales volumes, sales price per ton sold and gross profit are key metrics used by management to evaluate our results of operations.
EBITDA, Adjusted EBITDA and Distributable Cash Flow
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) plus depreciation, depletion and amortization and interest and debt expense, net of interest income. We define Adjusted EBITDA as EBITDA, adjusted for any non-cash impairments of goodwill and long-lived assets. We define distributable cash flow as Adjusted EBITDA less cash paid for interest expense, income attributable to non-controlling interests and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and non-cash unit-based compensation. We use distributable cash flow as a performance metric to compare cash performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow will not reflect changes in working capital balances. EBITDA and Adjusted EBITDA are supplemental measures utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

Note Regarding Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA, Adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. Please read Item 6, “Selected Financial Data—Non-GAAP Financial Measures.”
Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
During 2015 and 2016, we provided significant price concessions and waivers under our contracts. Beginning in August 2014 and continuing through the second quarter of 2016, oil and natural gas prices declined dramatically and persisted at levels well below those experienced during the middle of 2014. In 2015, as a result of the market dynamics existing during the year and continuing in 2016, we began providing market-based pricing to our contract customers and/or waivers of minimum volume purchase requirements, in certain circumstances in exchange for, among other things, additional term and/or volume. We continue to engage in discussions and may continue to deliver sand at prices or at volumes below those provided for in our existing contracts. Through December 31, 2016 these circumstances have negatively affected our revenues, net income and cash generated from operations.

•
Our Augusta production facility was temporarily idled from October 2015 through August 2016. On October 9, 2015, we announced a reduction in force to our employees in connection with the temporary idling of our Augusta production facility, which has a higher cost structure than our lowest cost production facility. During September 2016, the Partnership resumed production at its Augusta facility. The temporary idling of Augusta resulted in a decrease in volumes produced and delivered during 2016 as compared to 2015.

•
We completed construction of our Blair facility. We completed construction of our Blair facility in March 2016. Accordingly, our financial statements through December 31, 2015 do not include any sales or operations generated from our Blair facility.

•
Our sponsor's Whitehall facility did not commence operations until September 2014. Our first purchase of frac sand from the Whitehall facility occurred in September 2014. As a result of market conditions, the Whitehall facility was temporarily idled during the second quarter of 2016 and the Partnership only purchased $8,086 of sand from the Whitehall facility during 2016.

•
We received a contract settlement payment in 2015. In December 2015, we received a settlement payment of $22,500 for past and future obligations under a customer contract. Of the total contact settlement payment, $10,190 was recognized as revenue related to make-whole payments and the remainder as other operating income.

•
We incurred bad debt expense in connection with a customer’s bankruptcy filing. We incurred bad debt expense of $8,236 during the first quarter of 2016, principally as a result of a spot customer filing for bankruptcy.

•
We impaired our goodwill during the first quarter of 2016.  During the year ended December 31, 2016, we completed an impairment assessment of our goodwill. As a result of the assessment, we estimated the fair value of our goodwill and determined that it was less than its carrying value, resulting in an impairment of $33,745.

•
We impaired the intangible value associated with a third party supply agreement. During the year ended December 31, 2015, we completed an impairment assessment of the intangible asset associated with a third party supply agreement (the "Sand Supply Agreement").  Given market conditions, coupled with our ability to source sand from our sponsor on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606.

•
We realized asset impairments and other expenses during 2015. As a result of market conditions, during the year ended December 31, 2015, we elected to temporarily idle five destination transload facilities and three rail origin transload facilities.  In addition, to consolidate our administrative functions, we closed down a regional office facility.  As a result of these actions, we recognized an impairment of $6,186 related to the write-down of transload and office facilities assets to their net realizable value, and severance, retention and relocation costs of $571 for affected employees.

•
Our outstanding balance under the Revolving Credit Agreement was paid in full as of June 30, 2016. As of December 31, 2016, we did not have any indebtedness outstanding under our senior secured revolving credit agreement (the "Revolving Credit Agreement"). As a result, our interest expense decreased during 2016 as compared to 2015.

•
During the fourth quarter of 2016, we launched PropStream, our integrated logistics solution, which delivers proppant into the blender at the well site. We incurred $1,125 in losses associated with the lower asset utilization rates and up front start-up costs during the initial roll out of the solution.

Market Conditions
Beginning in August 2014 and continuing through the second quarter of 2016, oil and natural gas prices declined dramatically and persisted at levels well below those experienced during the middle of 2014. As a result, the number of rigs drilling for oil and gas fell dramatically from the high levels achieved during third quarter of 2014; however, since the second quarter of 2016, the rig count has improved as oil and gas prices have somewhat stabilized. Specifically, the reported Baker Hughes oil rig count in North America fell from a high of 1,589 rigs in August 2014 to a low of 316 rigs in May 2016 and has recovered to 525 rigs as of December 31, 2016, which is relatively flat with the rig count as of December 31, 2015. As of February 10, 2017, the rig count is at 591 rigs. Due to the uncertainty experienced over the past two years regarding the timing and extent of a recovery, exploration and production companies sharply reduced their drilling and completion activities in an effort to control costs. As a result, our customers faced uncertainty related to overall activity levels, and well completion activity was significantly below levels experienced in 2014 and 2015. The combination of these, and other factors reduced proppant demand and pricing during 2016, and significantly from the levels experienced during 2014. Proppant demand did not decline as significantly as the rig count and well completion activity might imply, though, due to the continuing trend of longer laterals and increasing use of sand per lateral foot in well completions. Given the marginal improvement in exploration and production activity during the fourth quarter of 2016 and the energy industry's outlook for 2017 activity levels, we expect the recent years' downward trend in well completion activity to reverse over the next several quarters, which, when coupled with higher usage of frac sand per well, should result in an increased strong positive influence on demand for raw frac sand.
Spot market prices for frac sand have declined dramatically from the levels experienced in 2014, as sand producers, particularly those with excess inventories, substantially discounted sand pricing in order to sell product in a lower demand environment. Pricing continued to decline throughout 2015 and continued in 2016, but began to stabilize in the third quarter of 2016 and increase in the fourth quarter of 2016, although remaining near historically low levels. While the outlook for pricing of raw frac sand in 2017 is uncertain, given the expectation for increased oil and natural gas exploration and production activity in North America, coupled with the increased demand per well, and the limitations to increase sand supply noted above, frac sand pricing has risen in the first quarter of 2017 and is likely to be more favorable in 2017.
In 2015, as a result of the market dynamics existing during the year and continuing in 2016, we began providing market-based pricing to our contract customers and/or waivers of minimum volume purchase requirements, in certain circumstances in exchange for, among other things, additional term and/or volume. We continue to engage in discussions and may continue to deliver sand at prices or at volumes below those provided for in our existing contracts. We expect that these circumstances may continue to negatively affect our revenues, net income and cash generated from operations in 2017.
Over the past two years, we have taken several steps to ensure we continue to deliver low-cost solutions to our customers. We eliminated the volumes of sand purchased from third parties, and worked to ensure that volumes were sourced at our lowest cost facilities, combining our lowest production cost with the lowest origin to destination freight rates where possible. In 2015, we temporarily idled production at our Augusta facility, idled several transload facilities and closed an administrative office, reducing headcount and eliminating costs. In 2016, we further reduced headcount and our sponsor temporarily idled its Whitehall facility. We strategically managed the size of our railcar fleet by eliminating the use of system cars to reduce cost and returning cars at the end of their lease term. As of December 31, 2016, we have 605 railcars in long-term storage and will continue to incur storage expense related to these cars until they are removed from storage. Our proactive fleet management resulted in minimizing paid storage for idled railcars compared to our competitors.

As market conditions have improved since the second quarter of 2016, we have taken additional steps to ensure we are positioned to serve our customers with their increasing levels of well completions activity.  We completed the construction of additional in-basin storage facilities and have established relationships with additional third-party operated terminals.  In September 2016, we resumed production at our Augusta facility and our sponsor is in the process of performing the required maintenance at its Whitehall facility to enable resuming production when market conditions warrant.  We have continued to provide market-based pricing to our customers and are engaged in discussions to increase pricing and volumes as their activity levels increase. Additionally in October 2016, the Partnership announced the launch of its new PropStream integrated logistics solution, which delivers proppant into the blender at the well site.
The following table presents sales, volume and pricing comparisons for the fourth quarter of 2016, as compared to the third quarter of 2016:

	Three Months Ended
	December 31,	September 30,		Percentage
	2016	2016	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$66,037	$46,546	$19,491	42%
Tons sold	1,358,511	1,082,974	275,537	25%
Percentage of volumes sold in-basin	57%	47%	10%	21%
Average price per ton sold	$49	$43	$6	14%
Tons sold during the fourth quarter were 25% higher than the third quarter of 2016 as market demand increased in line with rig count increases and well completion activity. The increased volumes coupled with an increased percentage of volumes being sold in-basin led to the increase in frac sand revenues as compared to the prior quarter.
Results of Operations
The following table presents consolidated revenues and expenses for the periods indicated. This information is derived from the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Revenues	$204,430	$339,640	$386,547
Costs of goods sold
Production costs	45,474	48,371	58,452
Other cost of sales	143,719	199,801	156,904
Depreciation, depletion and amortization	15,437	13,199	10,628
Gross profit (loss)	(200)	78,269	160,563
Operating costs and expenses	67,592	38,575	26,697
Income (loss) from operations	(67,792)	39,694	133,866
Other income (expense)
Interest expense	(13,341)	(13,903)	(9,946)
Net income (loss)	(81,133)	25,791	123,920
(Income) loss attributable to non-controlling interest	99	(145)	(955)
Net income (loss) attributable to Hi-Crush Partners LP	$(81,034)	$25,646	$122,965

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
The following table presents sales, volume and pricing comparisons for the year ended December 31, 2016, as compared to the year ended December 31, 2015:

	Year Ended December 31,			Percentage
	2016	2015	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$202,709	$310,466	$(107,757)	(35)%
Tons sold	4,253,746	5,003,702	(749,956)	(15)%
Percentage of volumes sold in-basin	54%	51%	3%	6%
Average price per ton sold	$48	$62	$(14)	(23)%
Revenues generated from the sale of frac sand were $202,709 and $310,466 for the years ended December 31, 2016 and 2015, respectively, during which we sold 4,253,746 and 5,003,702 tons of frac sand, respectively. Average sales price per ton was $48 and $62 for the years ended December 31, 2016 and 2015, respectively. The average sales price between the two periods differs due to changes in industry sales price trends, partially offset by the mix in pricing of FOB plant and in-basin volumes (54% and 51% of tons were sold in-basin for the years ended December 31, 2016 and 2015, respectively). With oil and gas prices persisting at levels well below those experienced in the middle of 2014 and the resulting decline in drilling activity, pricing of frac sand continued to decline during 2015 and through the middle of 2016, and we continued to provide additional discounted pricing for contract customers during 2016, as compared to pricing levels in 2015.
Other revenue related to transload, terminaling, silo leases, contract make-wholes and other services was $1,721 and $29,174 for the years ended December 31, 2016 and 2015, respectively. Other revenue in 2015 included $10,190 of make-whole payments related to a contract settlement payment. The decrease in other revenue, excluding the impact of make-whole payments, was driven by decreased transloading and logistics services provided at our terminals, resulting from lower overall industry sand demand and the decrease in volumes sold FOB plant.
Costs of goods sold – Production costs
We incurred production costs of $45,474 and $48,371 for the years ended December 31, 2016 and 2015, respectively, reflecting a decreased percentage of volumes being produced at our higher cost facilities, offset by an increase in tons produced and delivered.
The principal components of production costs involved in operating our business are excavation costs, plant operating costs and royalties. Such costs, with the exception of royalties, are capitalized as a component of inventory and are reflected in costs of goods sold when inventory is sold. Royalties are charged to expense in the period in which they are incurred. The following table provides a comparison of the drivers impacting the level of production costs for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Excavation costs	$16,292	$13,240
Plant operating costs	23,447	24,820
Royalties	5,735	10,311
Total production costs	$45,474	$48,371

Costs of goods sold – Other cost of sales
The other principal costs of goods sold are the cost of purchased sand, freight charges, fuel surcharges, railcar lease expense, terminal switch fees, demurrage costs, storage fees, transload fees, labor and facility rent. The cost of purchased sand and transportation related charges are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Other cost components, including costs associated with storage in-basin and costs related to terminal operations, such as labor and rent, are charged to costs of goods sold in the period in which they are incurred.

	Year Ended December 31,
	2016	2015
Purchases of sand	$8,086	$36,160
Transportation costs	120,811	143,006
Other cost of sales	14,822	20,635
Total other cost of sales	$143,719	$199,801
We procure sand from our facilities and our sponsor's Whitehall facility, and in 2015, through a long-term supply agreement with a third party at a specified price per ton. For the years ended December 31, 2016 and 2015, we purchased $8,086 and $36,160 of sand, respectively. The decrease was due to a lower average purchase price paid in 2016 as compared to 2015 and lower volumes purchased in 2016 as our sponsor temporarily idled its Whitehall facility during the second quarter of 2016.
We incur transportation costs including freight charges, fuel surcharges and railcar lease costs when transporting our sand from its origin to destination. For the years ended December 31, 2016 and 2015, we incurred $120,811 and $143,006 of transportation costs, respectively. Other costs of sales was $14,822 and $20,635 during the years ended December 31, 2016 and 2015, respectively, and was primarily comprised of demurrage, storage and transload fees and on-site labor. The decrease in transportation and other costs of sales was driven by decreased in-basin sales volumes, utilization of silo storage at our terminals and decreases in freight rates and lease costs, which were offset by increased costs of storage of idled rail cars and costs incurred in removing cars from storage. The year ended December 31, 2015 was negatively impacted by repair costs of silos at our Smithfield terminal and increased rail diversion and storage costs primarily as a result of railcar moves to the Partnership's production facilities and long-term third party storage facilities.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the years ended December 31, 2016 and 2015, we incurred $15,437 and $13,199, respectively, of depreciation, depletion and amortization expense. The increase was driven by an increased asset base resulting from the completion of our Blair facility, offset by reduced amortization of intangible assets due to the impairment of the Sand Supply Agreement in the third quarter of 2015.
Gross Profit (Loss)
Gross loss was $200 for the year ended December 31, 2016, compared to gross profit of $78,269 for the year ended December 31, 2015. Gross profit (loss) percentage declined to (0.1)% for the year ended December 31, 2016 from 23.0% for the year ended December 31, 2015. The decline was primarily driven by pricing discounts, decreased volumes, lower asset utilization rates and reduced other revenues.
Operating Costs and Expenses
For the years ended December 31, 2016 and 2015, we incurred total operating costs and expenses of $67,592 and $38,575, respectively. For the years ended December 31, 2016 and 2015, we incurred general and administrative expenses of $33,198 and $24,890, respectively. The increase in general and administrative expenses was primarily attributable to $850 in transaction costs associated with the Blair Contribution, $407 in other business development costs and $8,236 of bad debt expense associated primarily with a spot customer filing for bankruptcy.
For the year ended December 31, 2016, we incurred impairments and other expenses of $34,025 primarily related to the impairment of goodwill. For the year ended December 31, 2015, we incurred impairments and other expenses of $25,659 related to the impairment of the Sand Supply Agreement, idled administrative and transload facilities, costs associated with staffing reductions and relocations and the write-off of costs associated with abandoned construction projects.
In December 2015, we received a settlement payment of $22,500 for past and future obligations under a customer contract, $12,310 of this settlement was recognized as other operating income, with the remainder of the payment recorded as other revenue for make-whole payments as described above.
Interest Expense
Interest expense was $13,341 and $13,903 for the years ended December 31, 2016 and 2015, respectively. The decrease in interest expense was generally driven by the payment in full of the outstanding balance on our revolver in the second quarter of 2016.

Net Income (Loss) Attributable to Hi-Crush Partners LP
Net loss attributable to Hi-Crush Partners LP was $81,034 for the year ended December 31, 2016, compared to net income attributable to Hi-Crush Partners LP of $25,646 for the year ended December 31, 2015.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
The following table presents sales, volume and pricing comparisons for the year ended December 31, 2015, as compared to the year ended December 31, 2014:

	Year Ended December 31,			Percentage
	2015	2014	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$310,466	$323,043	$(12,577)	(4)%
Tons sold	5,003,702	4,584,811	418,891	9%
Percentage of volumes sold in-basin	51%	33%	18%	55%
Average price per ton sold	$62	$70	$(8)	(11)%
Revenues generated from the sale of frac sand was $310,466 and $323,043 for the years ended December 31, 2015 and 2014, respectively, during which we sold 5,003,702 and 4,584,811 tons of frac sand, respectively. Average sales price per ton was $62 and $70 for the years ended December 31, 2015 and 2014, respectively. The average sales price between the two periods differs due to the mix in pricing of FOB plant and in-basin volumes (51% and 33% of tons were sold in-basin for the years ended December 31, 2015 and 2014, respectively), offset by changes in industry sales price trends. With the decline in oil and gas prices and resulting decline in drilling activity, we began discounting pricing for contract customers during 2015. Generally, sales prices per ton were rising throughout 2014, and declining throughout 2015. Price per ton exiting 2015 was significantly lower than 2014. Average sales price per ton was also somewhat impacted by the mix of product mesh sizes.
Other revenue related to transload, terminaling, silo leases, contract make-wholes and other services was $29,174 and $63,504 for the years ended December 31, 2015 and 2014, respectively. The level of transloading and logistics services provided at our terminals was increasing during 2014, and decreasing significantly during the corresponding period of 2015, both trends being in-line with industry demand for sand and our sales volumes. In addition, other revenue in 2015 includes $10,190 of make-whole payments related to the contract settlement payment.
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

	Year Ended December 31,
	2015	2014
Purchases of sand	$36,160	$25,090
Transportation costs	143,006	104,919
Other cost of sales	20,635	26,895
Total other cost of sales	$199,801	$156,904
We procure sand from our facilities, our sponsor's Whitehall facility, through a long-term supply agreement with a third party at a specified price per ton and through the spot market. For the years ended December 31, 2015 and 2014, we incurred $36,160 and $25,090 of sand costs, respectively. The increase was due to increased volumes purchased from our sponsor's Whitehall facility, offset by a lower purchase price paid in 2015 as compared to 2014.
We incur transportation costs including freight charges, fuel surcharges and railcar lease costs when transporting our sand from its origin to destination. For the years ended December 31, 2015 and 2014, we incurred $143,006 and $104,919 of transportation costs, respectively, reflecting the increased volumes sold at our terminals. Other costs of sales was $20,635 and $26,895 during the years ended December 31, 2015 and 2014, respectively, and was primarily comprised of demurrage, storage and transload fees and on-site labor. The increase in transportation and other costs of sales was driven by increased throughput of tonnage at our terminals. The year ended December 31, 2015 was negatively impacted by repair costs of silos at our Smithfield terminal and increased rail diversion and storage costs primarily as a result of railcar moves to the Partnership's production facilities and long-term third party storage facilities.
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
Gross Profit
Gross profit was $78,269 and $160,563 for the years ended December 31, 2015 and 2014, respectively. Gross profit percentage declined to 23.0% for the year ended December 31, 2015 from 41.5% for the year ended December 31, 2014. The decline was primarily driven by pricing discounts and increased transportation costs as more volumes were sold at our terminals.
Operating Costs and Expenses
For the years ended December 31, 2015 and 2014, we incurred total operating costs and expenses of $38,575 and $26,697, respectively. For the years ended December 31, 2015 and 2014, we incurred general and administrative expenses of $24,890 and $26,451, respectively. The decrease in general and administrative expenses was primarily attributable to $768 of transaction costs associated with the Augusta Contribution in 2014 and decreased amortization of intangible assets of $1,731. In addition, general and administrative expenses decreased with the closure of a regional administrative office, resulting in staffing reductions and a decrease in travel costs. These decreases were offset by increased costs associated with the construction of the Blair facility.
For the year ended December 31, 2015, we incurred impairments and other expenses of $25,659 related to the impairment of the Sand Supply Agreement, idled administrative and transload facilities, costs associated with staffing reductions and relocations and the write-off of costs associated with abandoned construction projects.
In December 2015, we received a settlement payment of $22,500 for past and future obligations under a customer contract, $12,310 of this settlement was recognized as other operating income, with the remainder of the payment recorded as other revenue for make-whole payments as described above.
Interest Expense
Interest expense was $13,903 and $9,946 for the years ended December 31, 2015 and 2014, respectively. The increase in interest expense during 2015 was primarily attributable to additional borrowings on our revolver and interest on our $200,000 senior secured term loan facility, which was fully drawn on April 28, 2014 to finance the Augusta Contribution. During 2015, we amended our Revolving Credit Agreement and as a result of this modification, we accelerated amortization of $662 representing a portion of the remaining unamortized balance of debt issuance costs.

Net Income Attributable to Hi-Crush Partners LP
Net income attributable to Hi-Crush Partners LP was $25,646 and $122,965 for the years ended December 31, 2015 and 2014, respectively.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our Revolving Credit Agreement, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of February 10, 2017, our sources of liquidity consisted of $5,659 of available cash and $66,216 pursuant to available borrowings under our Revolving Credit Agreement ($75,000, net of $8,784 letter of credit commitments) and had no indebtedness. In addition, we have a $200,000 senior secured term loan facility which permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. We also have entered into an equity distribution program under which we may sell, from time to time, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. Our General Partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, capital expenditures, funding debt service obligations and making distributions to our unitholders. On October 26, 2015, our General Partner’s board of directors announced the temporary suspension of our quarterly distribution to common unitholders in order to conserve cash and preserve liquidity. It is currently uncertain when market conditions will improve to a level at which time the General Partner's board of directors would consider it appropriate to reinstate the distribution.
Revolving Credit Agreement and Senior Secured Term Loan Facility
As of February 10, 2017, we have a $75,000 senior secured Revolving Credit Agreement, which matures in April 2019. As of February 10, 2017, we had $66,216 of undrawn borrowing capacity ($75,000, net of $8,784 letter of credit commitments) and had no indebtedness under our Revolving Credit Agreement. The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. Due to declining market conditions, on November 5, 2015, the Partnership entered into the Second Amendment, which waives the compliance of customary financial covenants through June 29, 2017 (the "Effective Period"), after which the maximum leverage ratio is 5.0x for for the fiscal quarter ending June 30, 2017 annualized, 4.5x for the six months ending September 30, 2017 annualized, 4.0x for the nine months ending December 31, 2017 annualized, and 3.5x for the twelve months ending March 31, 2018 and thereafter. After the Effective Period, the minimum interest coverage ratio, as defined, is 2.5x for each fiscal quarter ending on or after June 30, 2017. In addition, the Second Amendment established certain minimum quarterly EBITDA covenants, allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan during the Effective Period, and required that capital expenditures during 2016 not exceed $28,000. As a result, of further declines in volumes and pricing and their impact on earnings and cash flow, on April 28, 2016, the Partnership entered into the Third Amendment, which waives the minimum quarterly EBITDA covenants and establishes a maximum EBITDA loss for the six months ending March 31, 2017.
As of December 31, 2016, we were in compliance with the amended covenants contained in the Revolving Credit Agreement. However, the decline in volumes and pricing referred to above contributed to a net loss and negative cash flow from operations for the year ended December 31, 2016. Our ability to comply with such covenants in the future, and access our undrawn borrowing capacity under our Revolving Credit Agreement, is dependent primarily on achieving certain levels of EBITDA, as defined. We believe we will remain in compliance in 2017 with such covenants based on our forecasts for volumes, prices and EBITDA, which are above those experienced in the second half of 2016 and are consistent with the increasing sales volumes and prices we have experienced since the second half of 2016 through the first several weeks of 2017. The forecasted levels of EBITDA are therefore based on our expectation of future volumes and price increases which are subject to risk and uncertainty regarding market conditions for proppant. There can be no assurance that the Partnership will achieve the volumes and pricing included in the forecasts and therefore achieve the planned levels of EBITDA in future periods. If the levels of EBITDA are not sufficient to meet the minimum amounts required for covenant compliance, an event of default could occur.
As of February 10, 2017, we have a $200,000 senior secured term loan facility, which matures in April 2021. As of February 10, 2017, the senior secured term loan facility was fully drawn with a $194,500 balance outstanding. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility. Borrowings under our senior secured term loan facility are secured by substantially all of our assets.

Credit Ratings
As of February 10, 2017, the credit rating of the Partnership’s senior secured term loan credit facility was B from Standard and Poor’s and Caa1 from Moody’s.
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
Equity Distribution Agreement
On January 4, 2017, the Partnership entered into an equity distribution program with certain financial institutions (each, a "Manager") under which we may sell, from time to time, through or to the Managers, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. As of February 10, 2017, the Partnership had not issued any common units under this equity distribution program.
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
Capital Requirements
During the year ended December 31, 2016, we spent $42,591 related to costs associated with the completion of our Blair facility, completion of terminal facilities in Colorado and Texas, and expansion of rail capacity at our Wyeville facility, among other projects. We plan to spend $30,000 to $35,000 in 2017 related to equipment for the PropStream integrated logistics solution, terminal expansion and overburden removal, among other projects. In addition, we have committed to investing up to $17,400 in PropX, of which, $10,232 has been funded as of December 31, 2016.
Working Capital
Working capital is the amount by which current assets, excluding cash exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause overall variability in the Partnership's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestures or organic capital expenditures. As of December 31, 2016, we had a positive working capital balance of $52,686, as compared to a working capital deficit of $(63,124) at December 31, 2015. The deficit as of December 31, 2015 is due to advances received from our sponsor to finance the construction of the Blair facility. Excluding the $105,250 of outstanding sponsor advances, our working capital balance would have been positive $42,126 as of December 31, 2015.
The following table summarizes our working capital as of the dates indicated.

	Year Ended December 31,
	2016	2015
Current assets:
Accounts receivable, net	$52,834	$41,477
Inventories	24,338	27,971
Prepaid expenses and other current assets	2,714	4,840
Total current assets	79,886	74,288
Current liabilities:
Accounts payable	18,223	24,237
Accrued and other current liabilities	7,877	6,429
Due to sponsor	1,100	106,746
Total current liabilities	27,200	137,412
Working capital (deficit)	$52,686	$(63,124)

Accounts receivable increased by $11,357 during the year ended December 31, 2016, reflecting the combined impact of increased sales volumes during the month of December 2016 compared to the month of December 2015 and increases in days sales outstanding from customers.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. The decrease in our inventory of $3,633 was primarily driven by decreased in-basin finished goods inventory on hand at December 31, 2016 as compared to 2015.
Prepaid expenses and other current assets decreased by $2,126 during the year ended December 31, 2016. The decrease was primarily driven by the timing of prepayments made on railcar leases.
Accounts payable and accrued liabilities decreased by $4,566 on a combined basis, primarily due to a decrease in the outstanding payables associated with the 2015 capital projects, as well as timing of payments on current construction projects. This decrease was offset by increased transportation and other related payables as in-basin sales were higher in the fourth quarter of 2016 as compared to the same period in 2015.
Our balance due to our sponsor decreased $105,646 during the year ended December 31, 2016, primarily as a result of $120,950 of sponsor advances converting to capital on August 31, 2016, in connection with the closing of the Blair Contribution and decreased payables for sand purchased from our sponsor's Whitehall facility.
The following table provides a summary of our cash flows for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$(26,644)	$83,649	$104,265
Investing activities	(126,420)	(120,667)	(306,431)
Financing activities	146,324	43,263	186,367
Cash Flows - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Operating Activities
Net cash used by operating activities was $26,644 for the year ended December 31, 2016, compared to net cash provided by $83,649 for the year ended December 31, 2015. Operating cash flows include a net loss of $81,133 and net income earned of $25,791 during the years ended December 31, 2016 and 2015, respectively, adjusted for non-cash operating expenses and changes in operating assets and liabilities described above. The decrease in cash flows from operations was primarily attributable to decreased gross profit margins on 15% lower sales volumes, coupled with a net increase in our working capital as compared to 2015 as described above.
Investing Activities
Net cash used in investing activities was $126,420 for the year ended December 31, 2016, which consisted of the $75,000 cash portion of the purchase price for the Blair Contribution, $10,232 of contribution to our equity method investment in PropX and $42,591 of capital expenditures primarily related to the completion of the construction for the Blair facility and terminal facilities in Colorado and Texas, and expansion of rail capacity at our Wyeville facility.
Net cash used in investing activities was $120,667 for the year ended December 31, 2015, which primarily consisted of the $121,358 of capital expenditures for the construction of our Blair facility, expansion of our Augusta facility, expansion of silo storage at our terminals in Pennsylvania and Ohio, and construction of our terminal facilities in Colorado and Texas. During the year ended December 31, 2015, $691 of restricted cash was released from escrow upon completion of a project.
Financing Activities
Net cash provided by financing activities was $146,324 for the year ended December 31, 2016, and was comprised of $189,037 net proceeds from the issuance of 19,550,000 common units, $15,700 of advances received from our sponsor to fund the construction of the Blair facility and $111 of proceeds from participants in our unit purchase program, offset by $128 of loan origination costs, a $52,500 repayment of the outstanding balance on our Revolving Credit Agreement and $5,896 of repayments on other long-term debt.
Net cash provided by financing activities was $43,263 for the year ended December 31, 2015, and was comprised of $52,500 of net borrowings under the Revolving Credit Agreement, $63,266 of advances from our sponsor and $403 of proceeds from participants in our unit purchase program, offset by $70,072 of distributions to our unitholders, $406 of loan origination costs, and $2,428 of repayments of our long-term debt.

Cash Flows - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Operating Activities
Net cash provided by operating activities was $83,649 and $104,265 for the years ended December 31, 2015 and 2014, respectively. Operating cash flows include $25,791 and $123,920 of net income earned during the years ended December 31, 2015 and 2014, respectively, adjusted for non-cash operating expenses and changes in operating assets and liabilities described above. The decrease in cash flows from operations was primarily attributable to decreased gross profit margins, offset by a net decrease in our working capital associated with lower revenues in 2015 as compared to 2014.
Investing Activities
Net cash used in investing activities was $120,667 for the year ended December 31, 2015, which primarily consisted of the $121,358 of capital expenditures for the construction of our Blair facility, expansion of our Augusta facility, expansion of silo storage at our terminals in Pennsylvania and Ohio, and construction of our terminal facilities in Colorado and Texas. During the year ended December 31, 2015, $691 of restricted cash was released from escrow upon completion of a project.
Net cash used in investing activities was $306,431 for the year ended December 31, 2014, which primarily consisted of the $224,250 cost of the Augusta Contribution, capital expenditures primarily associated with construction of our Blair facility an expansion of our Augusta facility, purchases of additional equipment and construction of facilities to produce and store 100 mesh product at our facilities, and construction costs for our terminal facility in the Permian basin.
Financing Activities
Net cash provided by financing activities was $43,263 for the year ended December 31, 2015, and was comprised of $52,500 of net borrowings under the Revolving Credit Agreement, $63,266 of advances from our sponsor and $403 of proceeds from participants in our unit purchase program, offset by $70,072 of distributions to our unitholders, $406 of loan origination costs, and $2,428 of repayments of our long-term debt.
Net cash provided by financing activities was $186,367 for the year ended December 31, 2014, and was comprised of $198,000 of cash proceeds from the term loan issuance, $41,984 of advances from our sponsor and $170,693 from the issuance of 4,325,000 common units, offset by $77,421 of distributions to our unitholders, $7,120 of loan origination costs, $138,250 repayment of our prior revolving credit facility and $1,500 repayment of our term loan.
Customer Concentration
For the year ended December 31, 2016, sales to each of Halliburton, Liberty, US Well Services and Weatherford accounted for greater than 10% of our total revenues. In the fourth quarter of 2016, Weatherford made the decision to idle its U.S. pressure pumping business. As of February 10, 2017, the contractual relationship with Weatherford remains in place. For the year ended December 31, 2015, sales to each of FTS International, Halliburton, Liberty and Weatherford accounted for greater than 10% of our total revenues. For the year ended December 31, 2014, sales to each FTS International, Halliburton and Weatherford accounted for greater than 10% of our total revenues.
Contractual Obligations
The following table presents our contractual obligations and other commitments as of December 31, 2016:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repayment of term loan	$194,500	$2,000	$4,000	$188,500	$—
Repayment of other notes payable	6,705	962	5,743	—	—
Asset retirement obligations (a)	7,808	—	—	—	7,808
Investment in PropX	7,168	7,168	—	—	—
Minimum royalty payments	2,400	600	600	600	600
Termination of royalty agreements	3,375	3,375	—	—	—
Operating lease obligations	172,623	27,706	57,719	50,202	36,996
Minimum purchase commitments (b)	13,778	1,576	3,442	4,592	4,168
Total contractual obligations	$408,357	$43,387	$71,504	$243,894	$49,572

(a)
The asset retirement obligations represent the fair value of the post closure reclamation and site restoration commitments for our property and processing facilities located in Augusta, Wisconsin, Wyeville, Wisconsin and Blair, Wisconsin.

(b)
We have entered into service agreements with transload service providers which requires us to purchase minimum amounts of services over specific periods of time at specific locations. Our failure to purchase the minimum level of services would require us to pay shortfall fees. However, the minimum quantities set forth in the agreements are not in excess of our current forecasted requirements at these locations.

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
Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment will be effective for the Partnership beginning January 1, 2018, with early adoption permitted, and should be applied retrospectively. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, which provides guidance that is intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The amendment will be effective for the Partnership beginning January 1, 2018, with early adoption permitted. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), an update that supersedes the most current revenue recognition guidance, as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The authoritative guidance, which may be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application, will be effective for the Partnership beginning January 1, 2018. Early adoption is not permitted. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Partnership is still assessing the adoption method it will elect upon implementation and related disclosure requirements.  Although we are still in the process of assessing the impact of the adoption of ASU 2014-09, the Partnership does not currently anticipate a material impact on its revenue recognition practices.

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
Inventory transported for sale at our terminal facilities or at the blender includes the cost of purchased or manufactured sand, plus transportation and handling related charges.
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

Equity Method Investments
The Partnership accounts for investments, which it does not control but has the ability to exercise significant influence, using the equity method of accounting. Under this method, the investment is carried originally at cost, increased by any allocated share of the Partnership's net income and contributions made, and decreased by any allocated share of the Partnership's net losses and distributions received. The Partnership's allocated share of income and losses are based on the rights and priorities outlined in the equity investment agreement.
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
Revenue Recognition
Frac sand sales revenues are recognized when legal title passes to the customer, which may occur at the production facility, rail origin, terminal or well site. At that point, delivery has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured. Revenue from make-whole provisions in our customer contracts is recognized at the end of the defined cure period when collectability is certain.
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
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $191,531 as of December 31, 2016, based on the market price quoted from external sources, compared with a carrying value of $194,500. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
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
The Partnership's historical financial information has been recast to consolidate Augusta and Blair for all periods presented. The amounts of incremental income or losses recast to periods prior to the Augusta Contribution and Blair Contribution are excluded from the calculation of net income per limited partner unit.

Income Taxes
The Partnership is a pass-through entity and is not considered a taxing entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Condensed Consolidated Financial Statements. The Partnership's net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At December 31, 2016 and 2015, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.
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
Services Agreement: Effective August 16, 2012, our sponsor entered into a services agreement (the “Services Agreement”) with our General Partner, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the years ended December 31, 2016, 2015 and 2014, the Partnership incurred $4,321, $4,404 and $9,421, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of December 31, 2016 and 2015, an outstanding balance of $1,100 and $106,746, respectively, payable to our sponsor is maintained as a current liability under the caption “Due to sponsor”. The December 31, 2015, balance was primarily related to construction advances made to Blair. On August 31, 2016, $120,950 of sponsor advances were converted into capital.
During the years ended December 31, 2016, 2015 and 2014, the Partnership purchased $8,086, $33,406 and $23,705, respectively, of sand from Hi-Crush Whitehall LLC, a subsidiary of our sponsor and the entity that owns the sponsor's Whitehall facility, at a purchase price in excess of our production cost per ton, which is reflected in cost of goods sold.
During the years ended December 31, 2015 and 2014, the Partnership purchased $2,754 and $1,385, respectively, of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC, which is reflected in cost of goods sold. During the year ended December 31, 2016, the Partnership did not purchase any sand from Goose Landing, LLC. The father of Mr. Alston, who is a director of our General Partner, owned a beneficial equity interest in Northern Frac Proppants II, LLC.
On September 8, 2016, the Partnership entered into an agreement to form PropX, which is accounted for as an equity method investment. Through December 31, 2016, the Partnership has invested $10,232 into PropX. During the year ended December 31, 2016, the Partnership purchased $1,566 of equipment from PropX, which is reflected in property, plant and equipment. As of December 31, 2016, the Partnership had accounts payable of $1,553 to PropX for equipment, which is reflected in accounts payable on our Consolidated Balance Sheet. In addition to equipment purchases, we incurred $124 of lease expenses, reflected in cost of goods, related to equipment leased from PropX.
During the years ended December 31, 2016, 2015 and 2014, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company (“Alston Companies”), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who is a member of our Board of Directors and through October 28, 2016 was our general partner's Chief Operating Officer, has an ownership interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.

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
Interest Rate Risk
As of December 31, 2016, we had $201,205 of principal outstanding under our senior secured term loan facility and other notes payable, with an effective interest rate of 4.62%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $929 per year.
Credit Risk – Customer Concentration
During the year ended December 31, 2016, 78% of our revenues were earned from four of our customers. Our customers are generally pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Registered Public Accounting Firm, our Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements, and the Financial Statement Schedule that are filed as part of this Annual Report are listed under Item 15. "Exhibits and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.

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

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report which appears herein.
Changes in Internal Controls Over Financial Reporting
During the quarter ended December 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management of Hi-Crush Partners LP
We are managed and operated by the board of directors and executive officers of our general partner. As of February 10, 2017, our sponsor owned 20,693,643 of our common units, representing 32.5% of common units, and all the incentive distribution rights. As a result of owning our general partner, our sponsor has the right to appoint all members of the board of directors of our general partner, including the independent directors. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operation. Our general partner owes certain duties to our unitholders as well as a fiduciary duty to its owners.
Our general partner has ten directors, three of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly-traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. As of December 31, 2016, the following directors served on the audit committee:

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

Name	Age	Position With Our General Partner
Robert E. Rasmus	59	Chief Executive Officer and Director
Laura C. Fulton	53	Chief Financial Officer
Mark C. Skolos	57	General Counsel and Secretary
Chad M. McEver	44	Vice President
William E. Barker	35	Vice President
James M. Whipkey	59	Chairman of the Board
John F. Affleck-Graves	66	Director
Jefferies V. Alston, III	39	Director
Gregory F. Evans	36	Director
John R. Huff	70	Director
John Kevin Poorman	65	Director
Trevor M. Turbidy	48	Director
Graham R. Whaling	62	Director
Joseph C. Winkler III	65	Director
Robert E. Rasmus—Chief Executive Officer and Director. Mr. Rasmus is a co-founder of Hi-Crush Proppants LLC and has served as its Co-Chief Executive Officer since its formation in October 2010 until November 2015 when he became sole Chief Executive Officer. Mr. Rasmus was named Co-Chief Executive Officer and appointed to the board of directors of our general partner in May 2012 until November 2015 when he became sole Chief Executive Officer. Mr. Rasmus was a founding member of Red Oak Capital Management LLC (“ROCM”) in June 2002 and has served as Managing Director since inception. ROCM’s business model centered on partnering with the largest oil services companies in unconventional basins in the United States. Prior to the founding of ROCM, Mr. Rasmus was the President of Thunderbolt Capital Corp., a venture firm focused on start-up and early stage private equity investments. Previously, Mr. Rasmus started, built and expanded a variety of domestic and international capital markets and corporate finance businesses. Mr. Rasmus was the Senior Managing Director of Banc One Capital Markets, Inc. (formerly First Chicago Capital Markets, Inc.) where he was responsible for the high yield and private placement businesses while functioning as a member of the management committee. Prior thereto, Mr. Rasmus was the Managing Director and Head of Investment Banking in London for First Chicago Ltd. Mr. Rasmus holds a BA in Government and International Relations from the University of Notre Dame. Mr. Rasmus is a member of the Board of Directors for the National Industrial Sand Association and the Lab for Economic Opportunities. We believe that Mr. Rasmus’ industry experience and deep knowledge of our business makes him well-suited to serve on the board of directors of our general partner.
Laura C. Fulton—Chief Financial Officer. Ms. Fulton has served as Chief Financial Officer of Hi-Crush Proppants LLC since April 2012. In May 2012, Ms. Fulton was appointed to Chief Financial Officer of our general partner. On February 26, 2013, Ms. Fulton was elected director of Targa Resources Corp. and currently serves on the audit committee. From March 2008 to October 2011, Ms. Fulton served as the Executive Vice President, Accounting and then Executive Vice President, Chief Financial Officer of AEI Services, LLC (“AEI”), an owner and operator of essential energy infrastructure assets in emerging markets. Prior to AEI, Ms. Fulton spent 12 years with Lyondell Chemical Company in various capacities, including as general auditor responsible for internal audit and the Sarbanes-Oxley certification process, and as the assistant controller. Previously, Ms. Fulton worked for Deloitte & Touche in its audit and assurance practice for 11 years. Ms. Fulton is a CPA and graduated cum laude from Texas A&M University with a BBA in Accounting. Ms. Fulton is a member of the American Institute of Certified Public Accountants and serves on the Accounting Department Advisory Board at Texas A&M University.

Mark C. Skolos—General Counsel and Secretary. Mr. Skolos was appointed General Counsel of Hi-Crush Proppants LLC in April 2012 and named General Counsel and Secretary of our general partner in May 2012. Prior to joining Hi-Crush Proppants LLC, Mr. Skolos was a shareholder at the law firm of Weld, Riley, Prenn and Ricci S.C. (“Weld Riley”) from September 2011 to April 2012. Mr. Skolos worked as an attorney for Skolos, Millis and Matousek, S.C., or its predecessor firms (“Skolos Millis”), for 26 years prior to its merger with Weld Riley in April 2012. Mr. Skolos was made a shareholder at Skolos Millis in 1990. In his private practice, Mr. Skolos represented developers, businesses and local units of government on issues of government regulation, land use and real estate. Mr. Skolos has extensive experience representing companies in the non-metallic mining and processing industry on a wide spectrum of issues, including permitting, land acquisition and government relations. He graduated from the University of Wisconsin Law School in 1985 with a JD. Mr. Skolos has served as President of the Tri-County Bar Association of Wisconsin and acted as both Circuit Court and Family Court Commissioner in the State of Wisconsin. He is on the Board of Directors for the National Industrial Sand Association and is a member of the Texas General Counsel Forum.
Chad M. McEver—Vice President, Sales and Business Development. Mr. McEver has served as Vice President of Hi-Crush Proppants LLC since its inception in October 2010 and also served as Vice President of our general partner since 2012. In November, 2015, Mr. McEver assumed responsibility for all commercial activities related to distribution operations and services, customer sales, and business development as Vice President, Commercial and Distribution. In November 2016, Mr. McEver was appointed to lead sales and new market and business development for the company. Mr. McEver joined ROCM as an Associate in 2004 executing the business model of ROCM with responsibility for analysis, execution and origination of projects with exploration and production and oilfield services companies and ROCM’s co-investors. From 2001 to 2004, Mr. McEver was a Director at EnerCom, Inc., an investor relations consulting firm exclusively serving the energy industry. From 1999 to 2001, Mr. McEver was an analyst in the investment banking energy group at Raymond James & Associates. Mr. McEver holds a BBA from Stephen F. Austin State University and a MBA in Finance from the University of Denver.
William E. Barker—Vice President, Midstream Operations. Mr. Barker has served as Vice President of our general partner since March 2015.  In March 2015, Mr. Barker assumed responsibility for logistics and site development and in November 2016, Mr. Barker assumed responsibility in his current role for terminal operations and inventory management in addition to leading logistics and site development. From September 2013 to February 2015, he served as Assistant General Counsel of Hi-Crush Proppants LLC.  Prior to joining Hi-Crush Proppants LLC, from September 2008 to September 2013, Mr. Barker specialized in securities law and mergers and acquisitions for the law firm of Norton Rose Fulbright US LLP.  Mr. Barker holds a Bachelor of Arts degree in Economics from Rice University, where he graduated magna cum laude, and a Juris Doctorate from the University of Houston Law Center, where he graduated as a member of the Order of the Coif.
James M. Whipkey—Chairman of the Board. Mr. Whipkey has a 35 year background in the oil and natural gas industry with broad experience in both technical and financial areas. Mr. Whipkey was named Chairman of the Board of our general partner in November 2015. Mr. Whipkey is a co-founder of Hi-Crush Proppants LLC and served as its Co-Chief Executive Officer from October 2010 to November 2015. Mr. Whipkey served as Co-Chief Executive Officer of our general partner from May 2012 to November 2015, and was appointed to the board of directors of our general partner in May 2012. Mr. Whipkey was a founding member of ROCM in June 2002 and has served as Managing Director since inception. Prior to the founding of ROCM, Mr. Whipkey was an equity analyst covering the exploration and production sector, most recently as a Managing Director at ABN Amro Bank N.V. From 1997 to 2000, Mr. Whipkey was the Chief Financial Officer and Treasurer for NYSE-listed Benton Oil and Gas Company. Prior thereto, Mr. Whipkey worked in a number of investment banking positions managing a wide range of relationships and responsibilities in the energy sector. His various roles included energy derivatives trading at Phibro Energy Inc., investment banking at Kidder, Peabody & Co., and stock analysis at Lehman Brothers Holdings Inc., where he won “All-Star” recognition from the Wall Street Journal in both the E&P and oil service sectors. Mr. Whipkey began his career as a petroleum engineer with Amoco Corporation where he spent five years in operations, drilling and reservoir simulation roles. Mr. Whipkey holds a BS in Petroleum and Natural Gas Engineering from The Pennsylvania State University and an MBA in Finance from the University of Chicago. We believe that Mr. Whipkey’s experience in senior financial management and knowledge of our business serve him well as a member of the board of directors of our general partner.
John F. Affleck-Graves—Director. Mr. Affleck-Graves joined the board of directors of our general partner in November 2012 and serves as a member of the Audit Committee and Conflicts Committee. He has served in roles of increasing responsibility and seniority at The University of Notre Dame from 1986 to present, including as an Executive Vice President from 2004 to present. As Executive Vice President, he serves as one of three executive officers of the University. Additionally, Mr. Affleck-Graves is a prior Board member of St. Joseph’s Capital Bank, Student Loan Corporation and Express-1 Inc. Throughout his career, Mr. Affleck-Graves has received many distinctions and honors including MBA Outstanding Teacher Award, University of Notre Dame. He received his BSc Mathematical Statistics and Computer Science in 1971 from the University of Capetown. Mr. Affleck-Graves also holds a PhD in Mathematical Statistics and a BCom in Accounting and Financial Management from the University of Capetown. Mr. Affleck-Graves previously served as a director of Express-1 Expedited Solutions, Inc. from October 2006 to October 2011 and served on its audit committee. We believe that Mr. Affleck-Graves’ expertise and the unique perspective gained from his service at the University of Notre Dame enable him to effectively serve as a director.

Jefferies V. Alston, III—Director. Mr. Alston served as Chief Operating Officer of Hi-Crush Proppants LLC from May 2011 until October 2016 and served as Chief Operating Officer of our general partner from May 2012 until October 2016. Mr. Alston was appointed to the board of directors of our general partner in May 2012. Mr. Alston founded Trinity Consulting, LLC (“Trinity”) in December 2009, where he designed and managed construction of numerous frac sand processing facilities and became one of the leading consultants in the industry, until dissolving Trinity to join Hi-Crush Proppants LLC. Mr. Alston worked for Alston Equipment Company, Inc. (“Alston Equipment”) from February 1999 until he founded Trinity in December 2009. While at Alston Equipment, Mr. Alston was responsible for sales, growth initiatives and customer relations. Mr. Alston attended The University of Southern Mississippi and Southeastern Louisiana University. With his extensive knowledge of the frac sand industry, we believe Mr. Alston brings substantial experience and leadership skills to the board of directors of our general partner.
Gregory F. Evans—Director. Mr. Evans has served as a director of Hi-Crush Proppants LLC since January 2014 and was appointed to the board of directors of our general partner in February 2014. Mr. Evans currently serves as a Principal of Avista Capital Partners, where he has worked since 2005. From 2003 to 2005, Mr. Evans was an Analyst at DLJ Merchant Banking Partners. Prior to joining DLJ Merchant Banking Partners, he was an Analyst in Credit Suisse First Boston’s Investment Banking Department. Mr. Evans holds a BBA in Finance from the University of Texas at Austin. We believe that Mr. Evans brings financial and analytical expertise in the energy sector, including experience as a director of numerous energy-related companies, to the board of directors of our general partner.
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
John Kevin Poorman—Director. Mr. Poorman joined the board of directors of our general partner in August 2013 and serves as a member of the Audit Committee and Conflicts Committee. Since June 2013, Mr. Poorman has been Chief Executive Officer of PSP Capital Partners, LLC and Pritzker Realty Group, LLC, investment managers for affiliated entities in real estate and other non-real estate business. Pritzker Realty Group, LLC is also an operator of real estate. Mr. Poorman is responsible for implementing and overseeing each company's strategic direction. He is also Executive Chairman of Vi Senior Living (formerly Classic Residence by Hyatt). Mr. Poorman previously served as an officer and director of several businesses owned by interests of the extended Pritzker family. Mr. Poorman is the past Chairman of the Board of Trustees of the Loyola University of New Orleans and served as a director of The New Orleans Jazz Orchestra, Inc. Mr. Poorman also serves as President and as a director of The Barack Obama Foundation. Prior to joining Hyatt Hotels Corporation in 1988, Mr. Poorman was a partner in the Dallas-based law firm of Johnson & Swanson. Mr. Poorman graduated from the University of Oklahoma in 1974 with a B.S. in Botany and received a Juris Doctorate therefrom in 1977 with highest honors. He is a member of the State Bars of the States of Texas and Illinois. We believe that Mr. Poorman’s business leadership skills make him well-suited to serve on the board of directors of our general partner.
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
Joseph C. Winkler III—Director. Mr. Winkler joined the board of directors of our general partner in connection with our IPO and serves as the Chairman of the Audit Committee and Conflicts Committee. Mr. Winkler served as Chairman and Chief Executive Officer of NYSE-listed Complete Production Services, Inc. (“Complete”), a provider of specialized oil and gas services and equipment in North America, from March 2007 until February 2012, at which time Complete was acquired by Superior Energy Services, Inc. From June 2005 to March 2007, Mr. Winkler served as Complete’s President and Chief Executive Officer. Prior to that, from March 2005 until June 2005, Mr. Winkler served as the Executive Vice President and Chief Operating Officer of National Oilwell Varco, Inc., an oilfield capital equipment and services company, and from May 2003 until March 2005 as the President and Chief Operating Officer of the company’s predecessor, Varco International, Inc. (“Varco”). From April 1996 until May 2003, Mr. Winkler served in various other capacities with Varco and its predecessor, including Executive Vice President and Chief Financial Officer. From 1993 to April 1996, Mr. Winkler served as the Chief Financial Officer of D.O.S., Ltd., a privately held provider of solids control equipment and services and coil tubing equipment to the oil and gas industry, which was acquired by Varco in April 1996. Prior to joining D.O.S., Ltd., Mr. Winkler served as Chief Financial Officer of Baker Hughes INTEQ, and served in a similar role for various companies owned by Baker Hughes Incorporated including Eastman/Telco and Milpark Drilling Fluids. Mr. Winkler served as a member of the board of directors of Dresser-Rand Group, Inc., a NYSE-listed provider of rating equipment solutions, until its acquisition by Siemens in July 2015. Mr. Winkler is also a member of the board of directors of Commercial Metals Company, a vertically integrated Fortune 500 steel company, and serves on its Finance Committee and Compensation Committee, and a member of the board of directors of Eclipse Resources Corporation, an independent exploration and production company, and serves on its audit and compensation committees. Mr. Winkler joined the board of directors of Tetra Technologies Inc. and is a member of its audit committee. Mr. Winkler received a BS degree in Accounting from Louisiana State University. We believe that Mr. Winkler’s many years of operational, financial, international and capital markets experience, a significant portion of which was with publicly traded companies in the oil and gas services, manufacturing and exploration and production industries, make him particularly well-suited to serve on the board of directors of our general partner.
Director Independence
As of December 31, 2016, three of our directors were independent.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, certain officers and directors of our general partner, and persons beneficially owning more than 10% of our units, are required to file with the SEC reports of their initial ownership and changes in ownership of our units. These officers and directors, and persons beneficially owning more than 10% of our units are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from reporting persons that no other reports were required for those persons, we believe that during 2016, all officers and directors, and persons beneficially owning more than 10% of our units who were required to file reports under Section 16(a) complied with such requirements on a timely basis except that a Form 4 filed by Hi-Crush Proppants LLC was not timely filed.
Corporate Governance Matters
We have a Code of Business Conduct and Ethics for directors, executive officers and employees that applies to, among others, the principal executive officers, principal financial officer and principal accounting officer or controller of our general partner, as required by SEC and NYSE rules. Furthermore, we have Corporate Governance Guidelines and charters for our Audit Committee and Conflicts Committee. Each of the foregoing is available on our website at www.hicrush.com in the “Corporate Governance” section. We provide copies, free of charge, of any of the foregoing upon receipt of a written request to Hi-Crush Partners LP, Three Riverway, Suite 1350, Houston, Texas 77056, Attn: General Counsel. We disclose amendments and director and executive officer waivers with regard to the Code of Business Conduct and Ethics, if any, on our website or by filing a Current Report on Form 8-K to the extent required.
The certifications of our general partner’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to this Annual Report on Form 10-K.
Communication with the Board of Directors
A holder of our units or other interested party who wishes to communicate with the directors of our general partner may do so by contacting our corporate secretary at the address or phone number appearing on the front page of this Annual Report on Form 10-K. Communications will be relayed to the intended recipient of the board of directors of our general partner except in instances where it is deemed unnecessary or inappropriate to do so pursuant to our communications policy, which is available on our website at www.hicrush.com in the “Corporate Governance” section. Any communications withheld under those guidelines will nonetheless be recorded and available for any director who wishes to review them.
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

ITEM 11. EXECUTIVE COMPENSATION
(All amounts presented in dollars)
Compensation Discussion and Analysis
General
As a publicly traded limited partnership, we do not have directors, officers or employees. Instead, we are managed by the board of directors of our general partner, Hi-Crush GP LLC, and the executive officers of our general partner perform all of our management functions. Other than Messrs. McEver and Barker, who are employed by Hi-Crush Services, a subsidiary of our sponsor, Hi-Crush Proppants LLC, all of our general partner’s named executive officers are employed by our sponsor. Under the Services Agreement, we reimburse Hi-Crush Services, on a monthly basis, for the allocable expenses that it and our sponsor incurs in compensating our general partner’s named executive officers. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence-Other Transactions with Related Persons” for more information about the Services Agreement.
Other than equity-based incentive grants under our long-term incentive plan, our sponsor as the ultimate employer of our named executive officers has responsibility and authority for non-equity based compensation related decisions for our Chief Executive Officer and, upon consultation with and recommendations by our Chief Executive Officer, for our Chief Financial Officer and General Counsel. Although our sponsor has the ultimate responsibility and authority for non-equity based compensation related decisions for our named executive officers, it regularly consults with, receives recommendations from, and obtains the approval of, the board of directors of our general partner with respect to non-equity based compensation related decisions. All compensation decisions for employees of Hi-Crush Services, including those for the individuals who are executive officers of our general partner, are made at the discretion of our Chief Executive Officer, subject to approval by our sponsor and consultation with the board of directors of our general partner. All determinations with respect to equity awards made under the Partnership’s Long-Term Incentive Plan ("LTIP") or the Amended and Restated Long-Term Incentive Plan ("Restated LTIP"), are made by the board of directors of our general partner, following the recommendation of our sponsor and the approval of the board of directors of our general partner and, where appropriate, the conflicts committee of the board of directors of our general partner.
For the year ended December 31, 2016, the named executive officers ("NEOs") of our general partner were the following:

•	Robert E. Rasmus, Chief Executive Officer (Principal Executive Officer)(a)

•	Laura C. Fulton, Chief Financial Officer (Principal Financial Officer)

•	Mark C. Skolos, General Counsel and Secretary

•	Chad M. McEver, Vice President, Sales and Business Development

•	William E. Barker, Vice President, Midstream Operations

(a)
Mr. Rasmus additionally assumed the role as our Principal Operating Officer effective October 28, 2016 upon Mr. Alston’s resignation as Chief Operating Officer of our general partner effective October 28, 2016.

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
Summary of Key 2016 Results
Our financial performance continued to be negatively impacted by the dramatic decline in oil and natural gas prices. In 2016, the daily average spot price for WTI was $43.29, approximately 11% lower than the average spot price during 2015. The average weekly North American horizontal rig count, as reported by Baker Hughes, also fell in 2016 relative to 2015, declining more than 46% from 744 in 2015 to 400 in 2016. As a result of these adverse market conditions on well completion activity, as compared to 2015, our sales volumes decreased by 15%; our revenues decreased by 40%; our earnings per unit declined $2.37; and our Adjusted EBITDA declined $96.3 million.

However, during 2016, we executed upon key opportunities to expand our business and customer base, reduce our logistics costs, and enhance our capital structure while continuing to operate our plants in the most efficient and cost effective manner:

•	Completed construction of the Blair facility on time and within budget with shipments commencing during the first quarter of 2016;

•	Completed construction of two new strategically located terminals in Colorado and Texas to better serve our customers in the Permian and DJ basins;

•	Completed expansion of rail capacity at our Wyeville facility;

•	Developed and launched our PropStream integrated logistics solution to expand the reach and delivery of frac sand from the mine to the well;

•	Reopened our Augusta facility during the 3rd quarter to meet customer demands;

•	Successfully executed strategies which streamlined processes and lowered product movement and storage costs; and

•	Improved balance sheet position through a number of capital markets transactions, including two public equity offerings in the second quarter and one during the third quarter.
We believe these results along with our competitive strengths position us to successfully execute our strategy and achieve our key business objectives.
Summary of 2016 Compensation Actions and Changes
Peer Group Review and Selection
After consulting with members of the board of directors of our general partner and BDO, USA LLP, our executive compensation consulting group, we selected eight peer companies to replace former peer companies merged into or acquired by other entities to establish a 2016 peer group of eighteen companies for competitive compensation benchmarking analysis. BDO prepared an analysis covering all major components of total compensation, including annual base salary, annual short-term cash incentive and long-term incentive awards for the named executive officers. Our sponsor and the board of directors of our general partner utilized the information provided by BDO to compare the levels of annual base salary, annual short-term cash incentive and long-term equity incentive awards at the peer companies with those of its named executive officers to ensure that the compensation of our named executive officers is both consistent with our compensation philosophy and competitive relative to the compensation for executive officers of the peer companies.
Establishment of Total Direct Compensation Value for the Chief Executive Officer
The sponsor and the board of directors of our general partner approved management’s recommendation to establish a total direct compensation target for Mr. Rasmus upon his assumption of the role of Chief Operating Officer in addition to his role as Chief Executive Officer. Prior to that time, Mr. Rasmus received $1 in annual base salary and incentive compensation as determined under the short-term incentive plan ("STI"). A short-term incentive target was established in 2014, which if earned, was settled 50% in cash and 50% in an award of performance based vesting phantom limited partner units (“PPUs”). The 2014 target value was based on a review of competitive market norms as determined through a peer analysis conducted by BDO in 2014. The ultimate target established by the sponsor and the board of directors of our general partner reflected competitive norms as well as our organizational structure which included two Co-Chief Executive Officers and a Chief Operating Officer.
The total direct compensation target approved in 2016 for Mr. Rasmus includes a base pay component which is 22% of the total compensation mix and variable pay components which comprise 78% of the total compensation mix. The variable component includes an annual, short-term incentive component which, if earned, is paid in cash, and grants of long-term equity-settled incentive awards granted in PPUs (60% of value) and time-based phantom limited partner units (“TPUs”) (40% of value). Following is a summary of the total direct compensation established for Mr. Rasmus in 2016:

Name	Base Salary	STI Target	Annual LTI Target	Total Direct Compensation Target
Robert E. Rasmus, Chief Executive Officer	$500,000	$500,000	$1,300,000	$2,300,000
Base Salary Increases
Base salary increases were approved for each of the named executive officers with increases ranging from 7% to 12% to ensure market competitiveness and to reflect position level and scope, skills, and increased responsibilities.
Annual Short-Term Cash Incentive
The short-term incentive target was adjusted for Mr. McEver and both the short and long-term incentive targets were adjusted for Mr. Barker to align total direct compensation with the competitive market and to recognize his increased responsibilities.

Incremental Equity Awards
In September 2016, in addition to the annual long-term incentive awards approved by the board of directors of our general partner, approval was made for an incremental equity award for each named executive officer. The awards were made to recognize specific achievements made in 2015 and 2016: development and start-up of new service offerings and facilities, completion of successful financial transactions, and development and execution of strategic third party agreements, all of which support key short-term objectives to expand and diversify our business and to strengthen our capital structure. In addition, these awards were intended as an additional incentive to enhance the retention aspects of the long-term incentive program. These incremental awards were granted in TPUs with 50% vesting on the second anniversary of the date of grant and 50% on the third anniversary of the date of grant.
Amendment and Restatement of the LTIP
The LTIP, adopted on August 21, 2012 was amended and restated on January 9, 2017 following approval by the board of directors of the general partner at a special meeting held by the Partnership of its unitholders. At the meeting, the Partnership’s unitholders approved the Restated LTIP, which, among other things, provided for an increase in the number of common units of the Partnership reserved and available for delivery with respect to awards under the Restated LTIP by 2,700,000 common units to an aggregate of 4,064,035 common units. Following receipt of approval from the Partnership’s unitholders at the special meeting, the Restated LTIP was made effective as of September 21, 2016. With the restatement the following key terms were approved:

Prohibitions
Repricing of unit options or unit appreciation rights and other material amendments (for example, an amendment that increases the number of common units authorized for issuance) without unitholder approval

Director Award Limits	Annual limit on the grant date fair value of all awards granted to a non-employee director is $700,000 (or $1,400,000 in the first year the individual becomes a non-employee director)
Minimum Vesting Period	Unit options and unit appreciation rights will have a minimum one year restricted period, except with respect to substitute awards
Restrictions on Unit Options	The exercise price of unit options may be no less than the fair market value of the underlying common units as of the date of grant, except with respect to substitute awards
Other Provisions	Awards are non-transferable, except by will or by the laws of descent and distribution; no automatic award grants are made to any eligible individuals; no excise tax gross-ups; clawback provisions
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
When evaluating compensation levels for each named executive officer, the sponsor and the board of directors of our general partner, reviews publicly available compensation data for executives in our peer group as well as compensation surveys needed to supplement data for positions where there is insufficient data or a lack of comparable positions reported within the peer group. The peer group data analysis and compensation survey data each serve as reference points along with the observations of the Chief Executive Officer as provided to the sponsor and the board of directors of the general partner regarding skills, experience, roles and responsibilities, objectives, as well as other factors, to determine the appropriate salary and total compensation target level for each named executive officer.

In August 2016, we engaged the services of BDO to assist us with the review of our peer group and the selection of replacements for nine peer companies which had ceased to be publicly traded since the time of our last competitive pay analysis in 2014: Access Midstream Partners. L.P., Atlas Pipeline Partners, L.P., EnLink Midstream Partners, L.P., Markwest Energy Partners, L.P., Regency Energy Partners, LP, Targa Resources Partners LP, Eagle Rock Energy Partners, L.P., Niska Gas Storage Partners LLC, (which has since been acquired by Brookfield Infrastructure Group) and PVR Partners, L.P.
In developing a peer group, BDO includes companies whose size, as measured by market capitalization, total assets, and EBITDA, may be substantially greater than the Hi-Crush enterprise but for which helpful data is available through public filings. To account for company size, BDO uses statistical analysis to correct for variations in size. More specifically, BDO uses multiple regression analysis of peer data to predict what a reasonable total compensation amount might be for a unique executive position. BDO believes that larger sample sizes result in stronger correlations of data.
After careful review, eight companies, comprised of energy-focused partnerships or c-corporations directly competing in the proppants business, were selected: Antero Midstream Partners LP, Emerge Energy Services LP, Fairmount Santrol Holdings, Inc., Calumet Specialty Partners LP, Martin Midstream Partners LP, Tallgrass Energy Partners LP, Dominion Midstream Partners, LP, Holly Energy Partners LP, and Western Refining Logistics, LP.
The final group of eighteen peer companies was utilized by BDO to complete a benchmarking study to review and establish overall competitive compensation targets for our named executive officers. BDO used its multiple regression model to determine how market capitalization and total assets as well as EBITDA of companies in the peer group predict the value of total compensation opportunity of a company whose market capitalization and total assets equal those of Hi-Crush.
We consider BDO to be independent of the Partnership and therefore the work performed by BDO does not create a conflict of interest. The BDO study was based on compensation as reported in the proxy statements, Form 8-K filings and the annual reports on Form 10-K by each company in the peer group. In addition to peer group data, BDO utilized the following published surveys: 2016 Economic Research Institute Platform, 2016 Kenexa Comp Analyst, 2015 Mercer Total Compensation for the Energy Sector, 2015 Towers Watson CBD General Industry Executive Compensation Survey, and the AON Survey of MLPs.
The study was comprised of the following peer companies:

Antero Midstream Partners LP	American Midstream Partners, LP
Emerge Energy Services LP	Boardwalk Pipeline Partners, LP
Carbo Ceramics Inc.	Crestwood Equity Partners LP
DCP Midstream Partners, LP	Dominion Midstream Partners, LP
Fairmount Santrol Holdings, Inc.	Genesis Energy, L.P.
Calumet Specialty Partners LP	Holly Energy Partners LP
NuStar Energy L.P.	Western Refining Logistics, LP
Martin Midstream Partners LP	Summit Midstream Partners, LP
Tallgrass Energy Partners LP	U.S. Silica Holdings, Inc.
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
Components of Executive Compensation
There are principally three components of compensation that are used in our executive compensation program - base salary, annual short-term cash incentive and long-term equity incentive awards. Cash incentives and equity incentives (as opposed to base salary and benefits) represent the performance driven elements of the compensation program. The determination of each individual’s short-term cash incentives will reflect their relative contribution to achieving or exceeding annual goals, and the determination of each individual’s long-term incentive awards will be based on their expected contribution with respect to longer term performance objectives.

Base Salary
Base salary is paid in cash and is a component which recognizes each executive officer's unique value and contributions to our success in light of salary norms in the industry, provides our named executive officers with sufficient, regularly paid income and reflects position and level of responsibility. Our sponsor and the board of directors of our general partner review base salaries on an annual basis and may make adjustments as necessary to maintain a competitive executive compensation structure.
In September 2016, the sponsor and the board of directors of our general partner established a base salary of $500,000 for Mr. Rasmus and approved base salary increases for Ms. Fulton, Mr. Skolos, Mr. McEver, and Mr. Barker of 10%, 10%, 7% and 12%, respectively. No base pay increases have been awarded since February 2015. The board of directors of our general partner believe these increases in base salary are appropriate based on each executive’s individual achievements in 2015 and 2016. The actual base salaries paid by us to our named executive officers during 2016 are set forth in the “Summary Compensation Table.”

Named Executive Officer	2016 Annual Base Salary
Robert E. Rasmus, Chief Executive Officer	$500,000
Laura C. Fulton, Chief Financial Officer	$330,000
Mark C. Skolos, General Counsel and Secretary	$275,000
Chad M. McEver, Vice President, Sales and Business Development	$230,000
William E. Barker, Vice President, Midstream Operations	$230,000
Annual Short-Term Cash Incentive
Under the STI, annual cash incentives are provided to executives to promote the achievement of our near term performance goals and objectives. Target incentive opportunities under the STI are established as a percentage of base salary. Incentive amounts are based on the attainment of pre-established financial goals, operational performance and individual performance objectives related to strategic activities for the function or business unit as applicable.
In October 2016, the board of directors of our general partner established a short-term annual cash incentive target of 100% of base salary for Mr. Rasmus and adjusted STI targets from 40% to 50% of salary for Mr. McEver and Mr. Barker.
Our goal is to set incentive target awards at levels that make total direct compensation competitive with comparable companies for the skills, experience and requirements of similar positions in order to attract and retain top talent.  The incentive target awards can differ from actual awards because of Partnership or individual performance, but the actual payout of any award is determined at the sole discretion of our sponsor and the board of directors of our general partner.

Name and Principal Position	2016 Targeted STI Opportunity
Robert E. Rasmus, Chief Executive Officer	100% of base salary
Laura C. Fulton, Chief Financial Officer	85% of base salary
Mark C. Skolos, General Counsel and Secretary	85% of base salary
Chad M. McEver, Vice President, Sales and Business Development	50% of base salary
William E. Barker, Vice President, Midstream Operations	50% of base salary
The following table shows each named executive officer’s performance-based cash incentive minimum, threshold, target and maximum payouts under the STI, which were established by our sponsor and the board of directors of our general partner in 2015 for named executive officers, and which were reviewed and in some cases adjusted in October 2016.

Name and Principal Position	Minimum Payout ($)	Threshold Payout ($)	Target Payout ($)	Maximum Payout ($)
Robert E. Rasmus, Chief Executive Officer	—	250,000	500,000	1,000,000
Laura C. Fulton, Chief Financial Officer	—	142,500	285,000	570,000
Mark C. Skolos, General Counsel and Secretary	—	117,500	235,000	470,000
Chad M. McEver, Vice President, Sales and Business Development	—	57,500	115,000	230,000
William E. Barker, Vice President, Midstream Operations	—	57,500	115,000	230,000

The STI provides funding for payouts based on financial, operating, and individual performance in the following range: (i) 0% if the threshold level of performance is not achieved, (ii) 50% if the threshold level of performance is achieved, (iii) 100% if the target level of performance is achieved, and (iv) 200% if the maximum level of performance is achieved. Performance levels are determined at the sole discretion of the sponsor and the board of directors of our general partner based on qualitative and quantitative evaluations of performance.
When determining the funding of the STI pool and the payment of individual STI awards for the year, the sponsor and the board of directors of our general partner consider recommendations made by the Chief Executive Officer, which are based on his evaluation of whether, and to what extent, our Partnership met its financial and operational performance objectives during the year. He also makes recommendations based on his assessment of the individual performance of each of the other named executive officers in executing their goals and objectives, which align to strategic scorecard opportunities. Any STI award paid to the Chief Executive Officer is determined by our sponsor and the board of directors of our general partner based upon a similar review performed as described above without input from the Chief Executive Officer. The sponsor and the board of directors of our general partner ultimately determine at their discretion the total amount to be allocated to the STI pool based on their final assessment of overall annual performance.
Our Partnership performance goals and objectives are based on performance indicators that align with strategies to optimize the performance of the Partnership and the Hi-Crush enterprise, which includes both Hi-Crush Proppants LLC, the owner of our general partner, and its subsidiaries, and the Partnership combined.
The financial growth objectives for the 2016 STI were as follows:

(1)	Achievement of our budget for Adjusted EBITDA (a non-GAAP measure defined as EBITDA adjusted for any non-cash impairments of goodwill and long-lived assets), of $29.5 million (weighted 50%);

(2)	Resumption of cash distributions to unitholders by November 15, 2016 (weighted 25%), and

(3)	Achievement of a targeted year-over-year growth of 15% in total unitholder return (weighted 25%).
Adjusted EBITDA is a key indicator of the short-term financial performance of our assets without regard to financing methods, capital structure or historical cost basis. Cash distributions to unitholders is an important metric used by management to compare the Partnership’s cash generating performance from period to period and to compare cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Growth in total unitholder return allows us to compare annual return performance to similarly situated companies and reinforces our objective to drive near-term and long-term value creation.
The annual budget sets expectations for sales volumes, pricing, operating expenditures, capital expenditures, and general and administrative costs so that we can forecast our financial position for mid-term and long-term periods. The annual budget process includes extensive input and reviews by the sales, production, logistics, distribution operations, human resources, inventory, and financial teams generating multiple preliminary reviews by executive management and ultimately a preliminary review with the sponsor and the board of directors before final approval in the December/January timeframe each year.
In addition to financial growth objectives, funding of the STI pool is contingent upon the achievement of goals tied to applicable strategic operating and individual performance indicators, to be targeted by each named executive officer for that particular calendar year, as reviewed and approved by our sponsor and the board of directors of our general partner. These include:

•	Meeting plant production uptime and operating efficiency goals;

•	Minimizing logistics costs;

•	Increasing logistics and production capacity and flexibility through organic expansion;

•	Enhancing pricing, gaining market share and expanding our customer base;

•	Diversifying our business to meet customer demands and create new opportunities;

•	Streamlining processes to reduce and eliminate costs;

•	Enhancing our capital structure; and

•	Meeting environmental, health and safety goals.
STI payouts for the Chief Executive Officer, the Chief Financial Officer and the General Counsel, are weighted 80% on the Partnership’s financial growth objectives and 20% on the applicable strategic individual objectives. STI payouts for Mr. McEver and Mr. Barker are weighted 20% on the Partnership’s financial growth objectives, 30% on the applicable operating objectives for their respective business segments, and 50% on strategic individual objectives.

The sponsor and the board of directors of our general partner may also subjectively consider the individual leadership, performance and efforts of each officer with respect to the Partnership's achievement of these goals and objectives. Additionally, our sponsor and the board of directors of our general partner may apply discretion in determining actual payouts below stated maximums based on its assessment of the Partnership’s overall performance for the year.
For purposes of determining the actual funding of the STI pool, the sponsor and the board of directors of our general partner reviewed the 2016 Partnership results as summarized below:
Financial Growth Objectives

Adjusted EBITDA in millions
Threshold	Target	Maximum	Actual	Payout Factor
$26.5	$29.5	$35.4	$(16.9)	—%

Resumption of Cash Distributions to Unitholders
Threshold	Target	Maximum	Actual	Payout Factor
Jan-17	Nov-16	Aug-16	NA	—%

Year-Over-Year Growth in Total Unitholder Return %
Threshold	Target	Maximum	Actual	Payout Factor
10%	15%	20%	234%	200%
For a calculation of 2016 Adjusted EBITDA, see Item 6, "Selected Financial Data" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
Performance relative to Adjusted EBITDA and Resumption of Cash Distributions to Unitholders was below Threshold yielding a payout factor of zero. Our 2016 Total Unitholder Return performance of 234% is calculated based on the December 31, 2015 closing unit price of $5.92 and the December 31, 2016 closing unit price of $19.80, which yields a return of 234% and a payout factor at maximum. Our total unitholder return for the period of December 31, 2014 through December 31, 2015 was (75%).
Operating Objectives
In addition to our financial results, the sponsor and the board of directors of the general partner reviewed performance relative to our key operating objectives, where applicable, to each named executive officer:

•
Production optimization goals, including uptime efficiency (operating hours per day divided by 24 hours assuming scheduled and unscheduled downtime for maintenance, checks and repairs) and operating efficiency;

•	Goals to reduce supply chain operating and logistics costs;

•	Safety and Environmental Compliance goals
Funding based on attainment of operating objectives under the STI may range as follows: (i) 0% if the threshold level of performance is not achieved, (ii) 50% if the threshold level of performance is achieved, (iii) 100% if the target level of performance is achieved, and (iv) 200% if the maximum level of performance is achieved. For each of the 2016 operating objectives, actual performance ranged between target and maximum levels.
Other Strategic Objectives
In addition to reviewing the financial growth and operating performance results, the sponsor and the board of directors of the partnership reviewed individual performance relative to key strategic opportunities established at the beginning of the year for the named executive officers based on recommendations from management and the Chief Executive Officer.
Despite achievement of one of the 2016 financial growth objectives, achievement of operating objectives above target overall, and execution of many our strategic goals, the board of directors of the general partner, in discussions with the Chief Executive Officer, exercised discretion to award no cash incentive payouts to the named executive officers due to the current industry environment, the overall Partnership financial performance, and the need to reduce cash expenses.
The financial growth metrics and key operating performance indicators utilized in 2016 for operation of the STI were generally the same for 2014 and 2015 STI plan operation. For 2014 STI payouts, funding was established between target and maximum as a result of financial and operational performance exceeding targets. No STI payments were funded for 2015 performance, based on financial performance below the established threshold levels for adjusted EBITDA, annual growth in distributions to unitholders, and total unitholder return, notwithstanding operating performance exceeding targets.

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
On January 9, 2017, the Partnership held a special meeting of its unitholders at which the Partnership’s unitholders approved the Restated LTIP, to provide for an increase in the number of common units of the Partnership reserved and available for delivery with respect to awards under the Restated LTIP by 2,700,000 common units to an aggregate of 4,064,035 common units. Following receipt of approval from the Partnership’s unitholders at the special meeting, the Restated LTIP was made effective as of September 21, 2016.
The Restated LTIP’s objective is to provide a focus on long-term value creation and enhance executive retention. The board of directors of our general partner approved the issuance of awards under our LTIP in September 2016 of both PPUs (60% of value) and TPUs (40% of value) to our named executive officers. Previously, long-term incentive value for the Chief Executive Officer, Chief Financial Officer and the General Counsel was delivered exclusively in the form of PPUs.
In September 2016, the board of directors of the Partnership also established a long-term incentive target and approved a long-term incentive award for Mr. Rasmus equal to 260% of base salary to be granted in both PPUs (60% of value) and TPUs (40% of value). The board also approved long-term incentive award targets for each of the other named executive officers.
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
If our Average TUR ranking among the companies in the group over the performance period is below the 25th percentile, 0% of the performance units will vest. If our Average TUR ranking over the performance period is greater than the 25th percentile but less than or equal to the 50th percentile, 50% to 100% of the performance units will vest. If our Average TUR ranking over the performance period is greater than the 50th percentile but less than or equal to the 75th percentile, 100% to 200% of the performance units will vest. If our Average TUR ranking over the performance period is greater than the 75th percentile, 200% of the performance units will vest. The number of phantom units that vest between applicable percentiles will be determined by straight-line interpolation. If the TUR for the Partnership during the performance period is negative (i.e. the price on the first trading day of the performance period is greater than the sum of the price on the last trading day of the performance period plus the aggregate distribution amount), then the number of phantom units earned shall not exceed 150% of the target amount. In addition, the board of directors of the general partner has discretion to increase or decrease the number of phantom units earned by up to 20%.
The TPUs vest 50% on the second anniversary of the date of grant and 50% on the third anniversary of the date of grant.
To determine the number of PPUs or TPUs to be granted to each named executive officer in September 2016, we determined the dollar amount of long-term incentive compensation that we wanted to provide, and then granted the number of PPUs or TPUs that had a fair market value equal to that amount on the date of grant. For our named executive officers, long-term incentive award targets for executives under the plan were established as a percentage of base salary (which reflects position and level of responsibility), with reference to the BDO study data for individuals in comparable positions.

The actual 2016 long-term incentive award values granted, expressed as a percentage of base salary and the number of PPUs and TPUs awarded on September 14, 2016, were as follows:

Name and Principal Position	2016 Long-Term Incentive Award Value (a)	2016 PPUs Awarded (b)	2016 TPUs Awarded
Robert E. Rasmus, Chief Executive Officer	260% of base salary	49,936	33,291
Laura C. Fulton, Chief Financial Officer	151% of base salary	19,207	12,804
Mark C. Skolos, General Counsel and Secretary	151% of base salary	15,942	10,627
Chad M. McEver, Vice President, Sales and Business Development	76% of base salary	6,723	4,481
William E. Barker, Vice President, Midstream Operations	131% of base salary	11,524	7,683

(a)	Award value is delivered 60% in PPUs and 40% in TPUs.

(b)
Represents 100% of the PPUs awarded to the named executive officer. As discussed above, depending on the Partnership’s performance over a three-year period, between 0% and 200% of the performance units will vest.

Enhancement to 2016 Long-Term Incentive Awards
In addition to the annual long-term incentive award value, an incremental equity award for each named executive officer was approved by the board of directors of our general partner to increase retention value and to recognize specific achievements related to the development and start-up of new service offerings and facilities, completion of successful financial transactions, and development and execution of strategic third party agreements, all of which support key short-term objectives to expand and diversify our business and to strengthen our capital structure. These awards were approved on September 14, 2016, in TPUs as follows:

Name and Principal Position	2016 Incremental Value	2016 TPUs Awarded
Robert E. Rasmus, Chief Executive Officer	$850,000	54,418
Laura C. Fulton, Chief Financial Officer	$500,000	32,011
Mark C. Skolos, General Counsel and Secretary	$400,000	25,609
Chad M. McEver, Vice President, Sales and Business Development	$50,000	3,202
William E. Barker, Vice President, Midstream Operations	$175,000	11,204
The TPUs vest 50% on the second anniversary of the date of grant and 50% on the third anniversary of the date of grant.
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

Name and Principal Position	Purchase Rights for Common Units Granted Under the UPP
Robert E. Rasmus, Chief Executive Officer	20,000	(a)
Laura C. Fulton, Chief Financial Officer	20,000	(b)
Mark C. Skolos, General Counsel and Secretary	5,986	(b)
Chad M. McEver, Vice President, Sales and Business Development	17,848	(b)
William E. Barker, Vice President, Midstream Operations	17,298	(b)

(a)	Calculated based on application of the formula set forth above, using the dollar amount of contributions elected by the named executive officer.

(b)
Calculated based on the application of the formula set forth above, using the named executive officer’s elected percentage of compensation and amount of eligible compensation through February 10, 2017.

Incentive Profits Interests
Pursuant to their employment agreements, each of Ms. Fulton, Mr. Skolos and Mr. McEver have been granted a 0.75% profits interest, 0.25% profits interest and 0.50% profits interest, respectively, in our sponsor entitling them to receive 0.75%, 0.25% and 0.50%, respectively, of any net distributions by our sponsor after the capital members of the sponsor have received aggregate distributions from our sponsor above applicable threshold amounts for each executive officer. Upon the receipt by the capital members of aggregate distributions from the sponsor above certain incremental thresholds, Mr. McEver’s profits interest increases from 0.50% up to a maximum 0.80% of any net distributions by our sponsor. No profits interest was paid to Ms. Fulton, Mr. Skolos or Mr. McEver in 2016.
Benefits
The Partnership does not maintain a defined benefit or pension plan for our named executive officers because it believes such plans primarily reward longevity rather than performance. Hi-Crush Services provides benefits to all of its employees that includes health, dental, vision, basic term life insurance, personal accident insurance and short and long-term disability coverage. Employees provided to us under the Services Agreement, including our named executive officers, are entitled to the same basic benefits. For the year ended December 31, 2016, Hi-Crush Services provided a dollar-for-dollar matching contribution under the 401(k) plan on the first 3% of eligible compensation contributed to the plan, up to $7,950. The 401(k) matching contribution vests in four installments with the first 25% vesting upon completion of one year of service and an additional 25% vesting each year thereafter.
Risk Assessment Related to our Compensation Structure
We believe that the compensation plans and programs for our named executive officers, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to the Partnership. We believe these compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm the value of the Partnership or reward poor judgment. We also believe that compensation has been allocated among base salary and short and long-term compensation in such a way that does not encourage excessive risk-taking. Under our STI, annual cash incentives are provided to our executives to promote achievement of the Partnership’s short-term strategic objectives. The Partnership awards performance phantom limited partner units, which represent the right to receive upon vesting one common unit representing limited partner interests in the Partnership, rather than unit options for equity awards because the phantom units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based graded vesting over three years for the Partnership’s long-term incentive awards ensures that the interests of employees align with those of the unitholders of the Partnership for the long-term performance of the Partnership.
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

Board of Directors Report
The board of directors of our general partner has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. The member of management with whom the board of directors of our general partner had discussions is the Chief Executive Officer. In addition, the board of directors of our general partner engaged the services of BDO USA, LLP, an executive compensation consulting firm, to conduct a study in 2016 to assist us in establishing overall compensation packages for our executives. Based on this review and discussion, we recommended that the “Compensation Discussion and Analysis” referred to above be included in this Annual Report on Form 10-K for the year ended December 31, 2016.
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

Compensation Tables
Summary Compensation Table
The following table shows the compensation paid or otherwise awarded to our fiscal year 2016 named executive officers for services rendered to us and our subsidiaries during fiscal years 2016, 2015 and 2014, as applicable. The cash compensation paid or awarded by us reflects only the portion of our sponsor’s or Hi-Crush Services’ compensation expense allocated to us by Hi-Crush Services under the Services Agreement.

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Equity Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	All Other Compensation ($)(d)		Total $
Robert E. Rasmus Chief Executive Officer	2016	—	—	2,137,882	—	44,063	(e)	2,181,945
	2015	1	—	—	—	39,247	(e)	39,248
	2014	1	—	2,310,664	—	27,361	(e)	2,338,026
Laura C. Fulton Chief Financial Officer	2016	247,500	—	887,346	—	18,062		1,152,908
	2015	225,000	—	412,720	—	16,830		654,550
	2014	219,231	—	363,182	323,000	5,928		911,341
Mark C. Skolos General Counsel and Secretary	2016	206,250	—	723,735	—	26,280	(f)	956,265
	2015	187,500	—	300,160	—	15,443		503,103
	2014	183,335	—	259,438	247,000	418		690,191
Chad M. McEver Vice President, Sales and Business Development	2016	172,500	—	204,229	—	125,861	(g)	502,590
	2015	107,500	—	110,996	—	10,571		229,067
	2014	163,400	—	—	76,000	3,790		243,190
William E. Barker Vice President, Midstream Operations	2016	172,500	—	426,058	—	10,848		609,406
	2015	102,500	—	193,347	—	7,759		303,606

(a)
The amounts reported in this column represent (i) discretionary bonuses earned by the named executive officer during the applicable fiscal year, including the portion of any cash bonuses paid by our sponsor to the named executive officer that was reimbursable by us under the Services Agreement and (ii) any bonuses provided for in the named executive officer’s employment agreement.

(b)
Equity award amounts reflect the aggregate grant date fair value of LTIP awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. For Mr. Rasmus a portion of the amounts underlying the 2014 equity awards reflects equity grants made in 2015 for amounts earned in 2014 under the STI. See Note 12 to our consolidated financial statements for additional assumptions underlying the value of the equity awards.

(c)
Represents amounts paid according to the provisions of the short-term cash incentive plan then in effect. Amounts were earned in the fiscal year indicated but were paid in the next fiscal year. With respect to Mr. Rasmus, no compensation expense associated with the cash component of the 2014 STI award was allocated to us by Hi-Crush Services under the Services Agreement.

(d)
Amounts in this column reflect the amount paid by our sponsor since 2014 that was reimbursable by us under the Services Agreement for matching 401(k) contributions and premiums paid for health and welfare benefits and coverage.

(e)
Pursuant to a management services agreement entered into between Red Oak Capital Management LLC and our sponsor, our sponsor reimburses Red Oak Capital Management LLC for the health and welfare benefits and coverage paid for Mr. Rasmus.

(f)	Amount includes value of car allowance provided to Mr. Skolos.

(g)
Amount included Mr. McEver’s reimbursements for relocation and moving costs as follows: $54,766 for selling and other closing costs associated with his residence, $33,542 for actual moving-related costs, and $20,239 in tax assistance.

Grants of Plan-Based Awards Table
The following supplemental compensation table shows compensation details on the value of plan-based incentive awards granted during 2016 to our named executive officers.  The table includes awards made during or for 2016.  The information in the table under the caption “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represents the threshold, target and maximum amounts payable under the short-term cash incentive plan for performance in 2016.  Amounts actually paid under that plan for 2016 that were allocated to us by Hi-Crush Services under the Services Agreement are set forth in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.”

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards (b)			Grant Date Fair Value of LTIP Awards ($)(c)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Robert E. Rasmus
Short-term incentive plan	N/A	250,000	500,000	1,000,000	—	—	—	—
September 2016 PPU	9/14/2016	—	—	—	24,968	49,936	99,872	842,420
September 2016 TPU	9/14/2016	—	—	—	—	87,709	—	1,295,462
Laura C. Fulton
Short-term incentive plan	N/A	142,500	285,000	570,000	—	—	—	—
September 2016 PPU	9/14/2016	—	—	—	9,604	19,207	38,414	291,754
September 2016 TPU	9/14/2016	—	—	—	—	44,815	—	595,591
Mark C. Skolos
Short-term incentive plan	N/A	117,500	235,000	470,000	—	—	—	—
September 2016 PPU	9/14/2016	—	—	—	7,971	15,942	31,884	242,159
September 2016 TPU	9/14/2016	—	—	—	—	36,236	—	481,576
Chad M. McEver
Short-term incentive plan	N/A	57,500	115,000	230,000	—	—	—	—
September 2016 PPU	9/14/2016	—	—	—	3,362	6,723	13,446	102,122
September 2016 TPU	9/14/2016	—	—	—	—	7,683	—	102,107
William E. Barker
Short-term incentive plan	N/A	57,500	115,000	230,000	—	—	—	—
September 2016 PPU	9/14/2016	—	—	—	5,762	11,524	23,048	175,050
September 2016 TPU	9/14/2016	—	—	—	—	18,887	—	251,008

(a)
Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero. See “-Compensation Discussion and Analysis-Components of Executive Compensation-Annual Short-Term Cash Incentive” above for further discussion of these awards.

(b)
The number of units shown represent units awarded under the LTIP. The PPUs awarded on September 14, 2016 will vest in their entirety after December 31, 2018 if the specified performance conditions are satisfied. If minimum levels of performance are not met, then none of the PPUs will vest. See “-Compensation Discussion and Analysis-Components of Executive Compensation-Long-Term Incentive Compensation” above for further discussion of these awards. The TPUs vest 50% on the second anniversary and 50% on the third anniversary of the grant date.

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

Outstanding Equity Awards at Fiscal Year-End
The following are the outstanding equity awards for the named executive officers as of December 31, 2016:

	Outstanding LTIP Awards
Name and Principal Position	Equity Incentive Plan Awards: Unearned Units That Have Not Vested (a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($) (a)(b)
Robert E. Rasmus, Chief Executive Officer	168,395	3,334,221
Laura C. Fulton, Chief Financial Officer	75,022	1,485,436
Mark C. Skolos, General Counsel and Secretary	60,178	1,191,524
Chad M. McEver, Vice President, Sales and Business Development	17,506	346,619
William E. Barker, Vice President, Midstream Operations	36,835	729,333

(a)
PPUs awarded in June 2014 were subject to vesting within 45 days after December 31, 2016. Our TUR ranking among the companies in the group over the performance period is below the 25th percentile, therefore 0% of the performance units will vest as determined by the board of directors of our general partner on January 25, 2017. PPUs were awarded in February 2015 and September 2016 and vest in their entirety over a range of 0% to 200% within 45 days after December 31, 2017 and 2018, respectively, if and to the extent to which, the specified performance conditions are satisfied. To determine the number of unearned units and the market value of such units, the calculation of the number of PPUs granted that are expected to vest is based on assumed performance of 100% for the 2015 and 2016 PPUs. Additionally, Mr. McEver and Mr. Barker were granted TPUs in February 2015 which vest 100% in February 2018. TPUs were awarded in September 2016 to all named executive officers and vest 50% on the second anniversary and 50% on the third anniversary of the grant date.

(b)	Value calculated based on the closing price at December 31, 2016 of our common units at $19.80.
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
Potential Payments Upon Termination or a Change in Control
Aggregate Payments. The table below reflects the aggregate amount of payments and benefits that we believe our named executive officers would have received under their employment agreement and the Partnership’s LTIP upon certain specified termination of employment and/or a change in control events, in each case, had such event occurred on December 31, 2016. Details regarding individual plans and arrangements follow the table. The amounts below constitute estimates of the amounts that would be paid to our named executive officers upon each designated event, and do not include any amounts accrued through fiscal 2016 year-end that would be paid in the normal course of continued employment, such as accrued but unpaid salary and benefits generally available to all salaried employees. The actual amounts to be paid are dependent on various factors, which may or may not exist at the time a named executive officer is actually terminated and/or a change in control actually occurs. Therefore, such amounts and disclosures should be considered “forward-looking statements.”

Name and Principal Position	Change in Control ($)	Termination without Cause or by Executive for Good Reason ($)	Termination with Cause or for Death or Disability ($)	Termination Due to Expiration of Term ($)
Robert E. Rasmus, Chief Executive Officer	3,334,221	750,000	—	—
Laura C. Fulton, Chief Financial Officer	1,485,436	165,000	—	165,000
Mark C. Skolos, General Counsel and Secretary	1,191,524	137,500	—	137,500
Chad M. McEver, Vice President, Sales and Business Development	346,619	—	—	—
William E. Barker, Vice President, Midstream Operations	729,333	—	—	—

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
Upon a termination by our sponsor for Cause, by the named executive officer without Good Reason, due to the named executive officer’s disability or death, or with respect to Mr. Rasmus due to expiration of the term of the employment agreement, the named executive officer is entitled to the following severance benefits: (i) payment of all accrued and unpaid base salary through the date of termination, (ii) reimbursement for all incurred but unreimbursed expenses entitled to reimbursement, and (iii) provision of any benefits to which the named executive officer is entitled pursuant to the terms of any applicable benefit plan or program (collectively, the “Accrued Obligations”). Under Ms. Fulton’s and Mr. Skolos’ employment agreement, upon a termination due to the expiration of the term, Ms. Fulton and Mr. Skolos shall be entitled to the following severance benefits: (i) payment of the Accrued Obligations and (ii) 50% of such named executive officer’s base salary, payable over the remainder of the term of the employment agreement in installments substantially similar to our sponsor’s salary payment practices.
Upon a termination by our sponsor without Cause or by the named executive officer for Good Reason, the named executive officer is entitled to the following severance benefits: (i) payment of the Accrued Obligations and (ii) (a) in the case of Mr. Rasmus, payment of an amount equal to $750,000 in a lump sum payment on the date that is 30 days after the date of termination and (b) in the case of Ms. Fulton and Mr. Skolos, the remainder of such employee’s base salary for the remaining term of the employment agreement, which in no event shall be less than 50% of such base salary, payable over the remainder of the term of the employment agreement in installments substantially similar to our sponsor’s salary payment practices. Payment of the additional lump sum payment is contingent upon the named executive officer’s execution and non-revocation of a general release of claims in favor of us. No named executive officer has any right to receive a “gross up” for any excise tax imposed by Section 4999 of the Code, or any federal, state or local income tax.
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

The following table reflects payments that would have been made under the named executive officer’s employment agreement in the event the named executive officer’s employment was terminated as of December 31, 2016.

Name and Principal Position	Termination without Cause or by Executive for Good Reason ($)	Termination with Cause or for Death or Disability ($)	Termination Due to Expiration of Term ($)
Robert E. Rasmus, Chief Executive Officer	750,000	—	—
Laura C. Fulton, Chief Financial Officer	165,000	—	165,000
Mark C. Skolos, General Counsel and Secretary	137,500	—	137,500
Chad M. McEver, Vice President, Sales and Business Development	—	—	—
William E. Barker, Vice President, Midstream Operations	—	—	—

Performance Phantom Unit Grants under the LTIP. Each of our named executive officers held PPUs, under our form of phantom unit award agreement (the “PPU Award Agreement”) and the LTIP as of December 31, 2016. If a Change in Control occurs and the named executive officer has remained continuously employed by us from the date of grant to the date upon which such Change in Control occurs, then upon such Change of Control all forfeiture restrictions shall lapse and the performance period shall be deemed to end on the date of such Change of Control. The TUR for the Partnership and for each entity in the Peer Group shall be determined for each such shortened performance period and the target amount of phantom units to be received by participant shall be calculated in accordance with performance conditions previously stated.
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

The following table reflects amounts that would have been received by each of the named executive officers under the LTIP and related PPUs in the event there was a Change in Control as of December 31, 2016. The amounts reported below assume that the price per unit of our common units was $19.80, which was the closing price per unit of our common stock on December 31, 2016.

Name and Principal Position	Change in Control ($) (a)
Robert E. Rasmus, Chief Executive Officer	3,334,221
Laura C. Fulton, Chief Financial Officer	1,485,436
Mark C. Skolos, General Counsel and Secretary	1,191,524
Chad M. McEver, Vice President, Sales and Business Development	346,619
William E. Barker, Vice President, Midstream Operations	729,333

(a)
Amounts reported relate to the PPUs awarded in February 2015 and September 2016, which vest in their entirety over a range of 0% to 200% within 45 days after December 31, 2017 and 2018, respectively, if the specified performance conditions are satisfied. To determine the number of unearned units and the market value of such units, the calculation of the number of PPUs granted in February 2015 and September 2016 that are expected to vest is based on assumed performance of 100%. The amounts also include the value of the TPUs which were granted in June 2014, February 2015 and September 2016.

Director Compensation
The executive officers of our general partner who also serve as directors of our general partner do not receive additional compensation for their services as a director of our general partner. The table below sets forth the annual compensation earned during 2016 by the non-executive directors of our general partner.

Director	Fees Earned or Paid in Cash ($) (b)	Unit Awards ($)	All Other Compensation ($)		Total ($)
John F. Affleck-Graves	—	120,000	—		120,000
Jefferies V. Alston, III (a)	—	—	6,250	(c)	6,250
Gregory F. Evans	—	—	—		—
John R. Huff	—	100,000	—		100,000
John Kevin Poorman	—	120,000	—		120,000
Trevor M. Turbidy	—	—	—		—
R. Graham Whaling	—	—	—		—
James M. Whipkey	—	—	—		—
Joseph C. Winkler III	—	150,000	—		150,000

(a)	Mr. Alston became a non-executive director of our general partner on October 28, 2016 in connection with his resignation as Chief Operating Officer of our general partner.

(b)	Similar to 2016, in 2017, each independent director and Mr. Huff will receive 100% of their annual retainer and grant, as outlined below, in partnership units.

(c)	Represents amounts earned in 2016 by Mr. Alston under his Separation and Consulting Agreement with the Partnership, the general partner and the sponsor.
Following the IPO on August 16, 2012, each independent director of our general partner has received an annual retainer of $50,000. In 2016, the directors received this retainer in units. Each January, our independent directors have also received an annual grant of the number of common units having a grant date fair value of approximately $50,000 as of such date. Such units are not subject to a vesting period. Further, each independent director serving as a chairman or a member of a committee of the board of directors of our general partner has received an annual retainer of $25,000 or $10,000, respectively. Beginning in 2014, Mr. Huff, who is not an independent director, also received the foregoing annual retainers and grants.
As discussed in Item 11, "Compensation Discussion and Analysis-Components of Executive Compensation-Other Compensation-Unit Purchase Program” above, directors may contribute to the UPP through cash contributions not to exceed $150,000 in the aggregate.  On December 14, 2015, each director participating in the UPP was granted the right to purchase, on February 28, 2017 at $5.14 per common unit, up to the number of common units set forth in the table below, which shall be equal to such director’s aggregate dollar amount of contributions elected to be made to the UPP during the period of the UPP’s applicability divided by $5.14, capped at 20,000 common units:

Director (a)	Purchase Rights for Common Units Granted Under the UPP (b)
John F. Affleck-Graves	20,000
John R. Huff	20,000
James M. Whipkey	20,000
Joseph C. Winkler III	20,000

(a)
The UPP participation of directors who are named executive officers is provided in Item 11, "Compensation Discussion and Analysis-Components of Executive Compensation-Other Compensation-Unit Purchase Program” above.

(b)
Calculated based on application of the formula set forth above, using the dollar amount of contributions currently elected by the director.  This number may be reduced based on reductions in the director’s elected dollar amount of contributions.

Compensation Committee Interlocks and Insider Participation
None of the directors or executive officers of our general partner served as members of the compensation committee or board of directors of another entity that has or had an executive officer who served as a member of the board of directors of our general partner during 2016. Our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. In addition, as previously noted, other than for equity-based awards under our LTIP, we do not directly employ or compensate the executive officers of our general partner. Rather, under the Services Agreement, we reimburse Hi-Crush Services and its affiliates for, among other things, the allocable expenses incurred in compensating our general partner’s executive officers. Messrs. Rasmus and Alston, who are members of the board of directors of our general partner, are, or were during the fiscal year 2016, also executive officers of our general partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth the beneficial ownership of our common units issued and outstanding as of February 10, 2017 for:

•	our general partner;

•	beneficial owners of 5% or more of our common units;

•	each director and named executive officer of our general partner; and

•	all of our general partner's directors and executive officers as a group.

	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned
Hi-Crush Proppants LLC (a)(b)	20,693,643		32.5%
Hi-Crush GP LLC (b)	—		—
Robert E. Rasmus (b)(d)	78,689	(e)	*
Jefferies V. Alston, III (b)	—		—
Laura C. Fulton (b)	31,000	(e)	*
Mark C. Skolos (b)	5,986	(f)	*
Chad M. McEver (b)	17,848	(g)	*
William E. Barker (b)	18,838	(h)	*
James M. Whipkey (b)	20,100	(e)	*
John F. Affleck-Graves (b)	58,172	(e)	*
Gregory F. Evans (c)	—		—
John R. Huff (b)	199,896	(e)	*
John Kevin Poorman (b)	35,411		*
Trevor M. Turbidy (c)	—		—
R. Graham Whaling (c)	—		—
Joseph C. Winkler III (b)	66,444	(e)	*
All executive officers and directors as a group (14 persons)	21,226,027		33.3%

*	Less than one percent

(a)
Avista Capital Partners II, LP, Avista Capital Partners (Offshore) II-A, LP and Avista Capital Partners (Offshore) II, LP indirectly own 58% of the membership interests of Hi-Crush Proppants LLC, through two investment vehicles, ACP HIP Splitter, LP and ACP HIP Splitter (Offshore), LP. Each of Avista Capital Partners II, LP, Avista Capital Partners (Offshore) II-A, LP and Avista Capital Partners (Offshore) II, LP is controlled by its general partner, Avista Capital Partners II GP, LLC (“Avista GP”). Voting and investment determinations are made by an investment committee of Avista GP, comprised of the following members: Thompson Dean, Steven Webster, David Burgstahler, David Durkin and Sriram Venkataraman. As a result, and by virtue of the relationships described above, each of Thompson Dean, Steven Webster, David Burgstahler, David Durkin and Sriram Venkataraman may be deemed to exercise voting and dispositive power with respect to securities held by ACP HIP Splitter, LP and ACP HIP Splitter (Offshore), LP. The address for Avista Capital Partners is 65 East 55th Street, 18th Floor, New York, NY 10022.

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

(e)
Includes 20,000 common units that such individual has the right to purchase within 60 days, on February 28, 2017, under the Unit Purchase Program, conditioned upon such individual’s continued employment or service as a director, as applicable, on such date.

(f)	Includes 5,986 common units that Mr. Skolos has the right to purchase within 60 days, on February 28, 2017, under the Unit Purchase Program, conditioned upon his continued employment on such date.

(g)	Includes 17,848 common units that Mr. McEver has the right to purchase within 60 days, on February 28, 2017, under the Unit Purchase Program, conditioned upon his continued employment on such date.

(h)	Includes 17,298 common units that Mr. Barker has the right to purchase within 60 days, on February 28, 2017, under the Unit Purchase Program, conditioned upon his continued employment on such date.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2016 with respect to compensation plans under which our equity securities are authorized for issuance.

	(1) Number of Units to be Issued Upon Exercise of Outstanding Unit Options and Rights		(2) Weighted Average Exercise Price Of Outstanding Unit Options and Rights	(3) Number of Units Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (e)
Plan Category
Equity compensation plans approved by unitholders:
Amended and Restated Long-Term Incentive Plan (a)	—		—	3,353,951
Equity compensation plans not approved by unitholders:
Long-Term Incentive Plan (excluding Unit Purchase Program) (a)	579,781	(b)	—	—
Unit Purchase Program (c)	300,090	(d)	—	(300,090)
Total for equity compensation plans	879,871		$—	3,053,861

(a)
The Partnership’s Long-Term Incentive Plan (“LTIP”) was adopted by our general partner in August 2012 in connection with our IPO. The LTIP contemplates the issuance or delivery of up to 1,364,035 common units to satisfy awards under the plan. On January 9, 2017, the Partnership held a special meeting of its unitholders at which the Partnership’s unitholders approved the first amendment and restatement to the Partnership’s Long Term Incentive Plan (the “Restated LTIP”), which, among other things, provided for an increase in the number of common units of the Partnership reserved and available for delivery with respect to awards under the Restated LTIP by 2,700,000 common units to an aggregate of 4,064,035 common units. Following receipt of approval from the Partnership’s unitholders at the special meeting, the Restated LTIP was made effective as of September 21, 2016.

(b)
Represents phantom units subject to equity-settled time-based unit awards ("TPUs") and performance unit awards ("PPUs") granted under the LTIP, assuming the target distribution at the time of vesting. Payment with respect to the outstanding equity-settled performance unit awards range from 0% to 200% of the target distribution depending on performance actually attained, with a maximum number of 403,042 units shown in column (1) being potentially issuable under the LTIP. There is no exercise price applicable to these awards. This number includes PPUs granted in June 2014 which were cancelled and forfeited as determined by the board of directors of our general partner on January 25, 2017.

(c)	The Unit Purchase Program (the "UPP") was adopted under the LTIP on December 14, 2015 as a purchase right for units.

(d)
Represents purchase right for units granted under the UPP, based on all participants' elected percentage of compensation or aggregate dollar contribution, as applicable, through February 10, 2017. These purchase rights are expected to be exercised on February 28, 2017 at $5.14 per common unit for those participants eligible on December 10, 2015 and $12.44 for those participants who became eligible after December 10, 2015 and who enrolled prior to June 26, 2016.

(e)
Includes units that may be issued in payment of the outstanding equity-settled performance phantom unit awards reported in column (1) if and to the extent such payment exceeds the target distribution amount reported in column (1) with respect to such awards.

On January 25, 2017, the Partnership issued 29,148 common units to certain directors. Any units awarded after December 31, 2016 are not included in the Equity Compensation Plan Information table above, which provides information as of December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
(Dollars in thousands)
As of February 10, 2017, our sponsor owned 20,693,643 common units, representing a 32.5% ownership interest in the limited partner units, owned the incentive distribution rights and owned and controlled our general partner. Our sponsor also appoints all of the directors of our general partner, which maintains a non-economic general partner interest in us.
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

•
Assuming we have sufficient cash available for distribution to pay a quarterly distribution on all of our outstanding common units for four quarters and that we pay a quarterly distribution, affiliates of our general partner would receive an annual distribution equivalent to 32.5% of cash distributions to our unitholders, up to $0.54625 per unit.

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
Registration Rights Agreement
In connection with our IPO on August 16, 2012, we entered into a registration rights agreement with our sponsor (the “Registration Rights Agreement”), pursuant to which we may be required to register the sale of the (i) common units issued (or issuable) to our sponsor pursuant to the contribution agreement, (ii) subordinated units and (iii) common units issuable upon conversion of the subordinated units or the Combined Interests (as defined in our partnership agreement) pursuant to the terms of the partnership agreement (together, the “Registrable Securities”) it holds. Under the Registration Rights Agreement, our sponsor will have the right to request that we register the sale of Registrable Securities held by it, and our sponsor will have the right to require us to make available shelf registration statements permitting sales of Registrable Securities into the market from time to time over an extended period, subject to certain limitations. The Registration Rights Agreement also includes provisions dealing with indemnification and contribution and allocation of expenses. All of our Registrable Securities held by our sponsor and any permitted transferee will be entitled to these registration rights.
Services Agreements
Effective August 16, 2012, we entered into the Services Agreement by and among our general partner, Hi-Crush Services, a wholly-owned subsidiary of the sponsor, and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to our general partner to assist in operating our business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, salary, bonus, incentive compensation, rent and other administrative expense for individuals and entities that perform services for us or on our behalf. Hi-Crush Services and its affiliates are not liable to us for its performance of services under the Services Agreement except a liability resulting from gross negligence. During the years ended December 31, 2016, 2015 and 2014, the Partnership incurred $4,321, $4,404 and $9,421, respectively, of management and administrative service expenses from Hi-Crush Services.
Agreements with Affiliates in connection with our Acquisition of Hi-Crush Augusta LLC
On January 31, 2013 and April 8, 2014, the Partnership entered into agreements with our sponsor which ultimately resulted in the acquisition of 98.0% of the common equity interests in Hi-Crush Augusta LLC (“Augusta”), the entity that owns a 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin (the "Augusta facility"), for total cash consideration of $261,750 and 3,750,000 newly issued convertible Class B units in the Partnership (the “Augusta Contribution”). Subsequently on August 15, 2014, our sponsor, as the sole owner of our Class B units, elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis. The Partnership completed the acquisition of Augusta on April 28, 2014.

Agreements with Affiliates in connection with our Acquisition of Hi-Crush Blair LLC
On August 9, 2016, the Partnership entered into a contribution agreement with the sponsor to acquire all of the outstanding membership interests in Hi-Crush Blair LLC, the entity that owned our sponsor's Blair facility, for $75,000 in cash, 7,053,292 of newly issued common units in the Partnership, and payment of up to $10,000 of contingent earnout consideration (the "Blair Contribution"). The Partnership completed the acquisition of the Blair facility on August 31, 2016. The Registration Rights Agreement was amended to incorporate the 7,053,292 newly issued common units into the definition of Registrable Securities therein.
Other Transactions with Related Persons
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of December 31, 2016 and 2015, an outstanding balance of $1,100 and $106,746, respectively, payable to our sponsor is maintained as a current liability under the caption “Due to sponsor”. The December 31, 2015, balance was primarily related to construction advances made to Blair. On August 31, 2016, $120,950 of sponsor advances were converted into capital.
During the years ended December 31, 2016, 2015 and 2014, the Partnership purchased $8,086, $33,406 and $23,705, respectively, of sand from Hi-Crush Whitehall LLC, a subsidiary of our sponsor and the entity that owns the sponsor's Whitehall facility, at a purchase price in excess of our production cost per ton, which is reflected in cost of goods sold.
During the years ended December 31, 2015 and 2014, the Partnership purchased $2,754 and $1,385, respectively, of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC, which is reflected in cost of goods sold. During the year ended December 31, 2016, the Partnership did not purchase any sand from Goose Landing, LLC. The father of Mr. Alston, who is a director of our General Partner, owned a beneficial equity interest in Northern Frac Proppants II, LLC.
On September 8, 2016, the Partnership entered into an agreement to form PropX, which is accounted for as an equity method investment. Through December 31, 2016, the Partnership has invested $10,232 into PropX. During the year ended December 31, 2016, the Partnership purchased $1,566 of equipment from PropX, which is reflected in property, plant and equipment. As of December 31, 2016, the Partnership had accounts payable of $1,553 to PropX for equipment, which is reflected in accounts payable on our Consolidated Balance Sheet. In addition to equipment purchases, we incurred $124 of lease expenses, reflected in cost of goods, related to equipment leased from PropX.
During the years ended December 31, 2016, 2015 and 2014, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company (“Alston Companies”), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who is a member of our Board of Directors and through October 28, 2016 was our general partner's Chief Operating Officer, has an ownership interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.
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
The audit committee of the board of directors of our general partner selected and engaged PwC to audit our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.
The board of directors of our general partner has adopted a policy for pre-approving the services and associated fees of the independent registered public accounting firm. Under this policy, the audit committee must pre-approve all services and associated fees provided to us by its independent registered public accounting firm, with certain exceptions described in the policy.
All PwC services and fees in each of the three years ended December 31, 2016 were pre-approved by our sponsor or the board of directors of our general partner, as applicable.
The following table presents fees billed or expected to be billed for professional audit services and other services rendered to the Partnership by PwC for the periods ended December 31, 2016, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Audit Fees	$890	$611	$665
All Other Fees (a)	—	—	48
Audit-Related Fees (b)	174	—	92
Tax Fees (c)	539	467	312
Total Fees paid to PwC	$1,603	$1,078	$1,117
(a)Represents fees related to tax compliance and consulting.
(b)Represents fees related to offering documents.
(c)Represents fees related to tax return preparation.
The audit committee has established procedures for engagement of PwC to perform services other than audit, review and attest services. In order to safeguard the independence of PwC, for each engagement to perform such non-audit service, (a) management and PwC affirm to the audit committee that the proposed non-audit service is not prohibited by applicable laws, rules or regulations; (b) management describes the reasons for hiring PwC to perform the services; and (c) PwC affirms to the audit committee that it is qualified to perform the services. The audit committee has delegated to its chair its authority to pre-approve such services in limited circumstances, and any such pre-approvals are reported to the audit committee at its next regular meeting. All services provided by PwC in 2016 were audit-related or tax and are permissible under applicable laws, rules and regulations and were pre-approved by the board of directors of our general partner in accordance with its procedures. In 2016, the board of directors of our general partner considered the amount of non-audit services provided by PwC in assessing its independence.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The Report of Independent Registered Public Accounting Firm, our Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements, and the Financial Statement Schedule that are filed as part of this Annual Report are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.
(a)(2) Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts
Schedule II is filed as part of this Annual Report immediately following the Notes to the Consolidated Financial Statements referred to above. The other schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
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

4.3
Second Amendment to Registration Rights Agreement by and between Hi-Crush Partners LP and Hi-Crush Proppants LLC, dated August 31, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 6, 2016).

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

10.2
Second Amendment to the Amended and Restated Credit Agreement, dated November 5, 2015, by and among Hi-Crush Partners LP, as borrower, Amegy Bank National Association, as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on November 6, 2015).

10.3
Third Amendment to the Amended and Restated Credit Agreement, dated April 28, 2016, by and among Hi-Crush Partners LP, as borrower, ZB, N.A. DBA Amegy Bank, as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on April 28, 2016).

10.4
Fourth Amendment to the Amended and Restated Credit Agreement, dated August 31, 2016, by and among Hi-Crush Partners LP, as borrower, ZB, N.A. DBA Amegy Bank, as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 6, 2016).

10.5
Credit Agreement, dated April 28, 2014, among Hi-Crush Partners LP, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Barclays Bank PLC, as syndication agent, and the lenders named therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2014).

Exhibit Number	Description
10.6
Management Services Agreement dated effective August 16, 2012, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Services LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2012).

10.7
Maintenance and Capital Spare Parts Agreement dated effective August 16, 2012, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2012).

10.8
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

10.11
First Amendment to Omnibus Agreement, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated January 31, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013).

10.12
Contribution Agreement by and among Hi-Crush Proppants LLC, Hi-Crush Augusta Acquisition Co. LLC and Hi-Crush Partners LP, dated April 8, 2014 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 29, 2014).

10.13
Contribution Agreement by and between Hi-Crush Proppants LLC and Hi-Crush Partners LP, dated August 9, 2016, (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2016).

10.14†
Hi-Crush Partners LP First Amended and Restated Long-Term Incentive Plan, adopted as of September 21, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2017).

10.15†
Form of Hi-Crush Partners LP Long-Term Incentive Plan Phantom Unit Award Agreement (Performance-Based Vesting) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2014).

10.16†
Form of Hi-Crush Partners LP Long-Term Incentive Plan Phantom Unit Award Agreement (Time-Based Vesting) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2014).

10.17†
Form of Hi-Crush Partners LP Unit-Purchase Program Enrollment Agreement and Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 17, 2015).

10.18†
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

10.20†
Separation and Consulting Agreement, dated October 28, 2016, by and among Jefferies Alston, III, Hi-Crush Proppants LLC, Hi-Crush GP LLC, and Hi-Crush Partners LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2016).

10.21†
Management Services Agreement, dated May 25, 2011 between Red Oak Capital Management LLC and Hi-Crush Proppants LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 25, 2012).

10.22+
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

10.24+
Second Amendment to Supply Agreement, dated August 8, 2014, by and between Weatherford U.S. L.P. and Hi-Crush Operating LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2014).

Exhibit Number	Description
10.25+
Letter Agreement, dated May 13, 2016, by and between Hi-Crush Operating LLC and Weatherford U.S., L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A, filed with the SEC on October 28, 2016).

10.26+
Purchase Agreement by and between Halliburton Energy Services, Inc. and Hi-Crush Operating LLC, dated June 18, 2014 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2014).

10.27+	First Amendment to Purchase Agreement, dated October 8, 2014, between Halliburton Energy Services, Inc. and Hi-Crush Operating LLC.
10.28+
Letter Agreement, dated September 6, 2016, by and between D & I Silica, LLC, Hi-Crush Operating LLC and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2016).

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 21, 2017.

HI-CRUSH PARTNERS LP

By:	Hi-Crush GP LLC, its general partner

By:	/s/ Laura C. Fulton
Laura C. Fulton Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2017.
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

In our opinion, the accompanying consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, partners’ capital and cash flows present fairly, in all material respects, the financial position of Hi-Crush Partners LP and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 21, 2017

HI-CRUSH PARTNERS LP
Consolidated Balance Sheets
(In thousands, except unit amounts)

	December 31,
	2016	2015 (a)
Assets
Current assets:
Cash	$4,314	$11,054
Accounts receivable, net	52,834	41,477
Inventories	24,338	27,971
Prepaid expenses and other current assets	2,714	4,840
Total current assets	84,200	85,342
Property, plant and equipment, net	416,950	393,512
Goodwill and intangible assets, net	10,097	45,524
Equity method investments	10,232	—
Other assets	7,831	9,830
Total assets	$529,310	$534,208
Liabilities, Equity and Partners' Capital
Current liabilities:
Accounts payable	$18,223	$24,237
Accrued and other current liabilities	7,877	6,429
Due to sponsor	1,100	106,746
Current portion of long-term debt	2,962	3,258
Total current liabilities	30,162	140,670
Long-term debt	193,458	246,783
Asset retirement obligations	7,808	7,066
Other liabilities	5,000	—
Total liabilities	236,428	394,519
Commitments and contingencies
Equity and partners' capital:
General partner interest	—	—
Limited partners interest, 63,668,244 and 36,959,970 units outstanding, respectively	290,357	134,096
Total partners' capital	290,357	134,096
Non-controlling interest	2,525	5,593
Total equity and partners' capital	292,882	139,689
Total liabilities, equity and partners' capital	$529,310	$534,208

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC. See Note 4.

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Consolidated Statements of Operations
(In thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015 (a)	2014 (a)(b)
Revenues	$204,430	$339,640	$386,547
Cost of goods sold (excluding depreciation, depletion and amortization)	189,193	248,172	215,356
Depreciation, depletion and amortization	15,437	13,199	10,628
Gross profit (loss)	(200)	78,269	160,563
Operating costs and expenses:
General and administrative expenses	33,198	24,890	26,451
Impairments and other expenses (Note 14)	34,025	25,659	—
Accretion of asset retirement obligations	369	336	246
Other operating income	—	(12,310)	—
Income (loss) from operations	(67,792)	39,694	133,866
Other income (expense):
Interest expense	(13,341)	(13,903)	(9,946)
Net income (loss)	(81,133)	25,791	123,920
(Income) loss attributable to non-controlling interest	99	(145)	(955)
Net income (loss) attributable to Hi-Crush Partners LP	$(81,034)	$25,646	$122,965
Earnings (loss) per limited partner unit:
Basic	$(1.64)	$0.73	$3.09
Diluted	$(1.64)	$0.73	$3.00

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC. See Note 4.

(b)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 4.

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015 (a)	2014 (a)(b)
Operating activities:
Net income (loss)	$(81,133)	$25,791	$123,920
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	15,444	12,270	8,858
Amortization of intangible assets	1,682	2,620	5,186
Loss on impairments of goodwill and intangible assets	33,745	18,606	—
Provision for doubtful accounts	8,236	—	—
Unit-based compensation to directors and employees	2,620	2,983	1,470
Amortization of loan origination costs into interest expense	1,866	2,293	1,264
Accretion of asset retirement obligations	369	336	246
(Gain) loss on disposal or impairments of property, plant and equipment	(357)	6,514	—
Management fees paid by Member on behalf of Hi-Crush Augusta LLC	—	—	492
Changes in operating assets and liabilities:
Accounts receivable	(19,593)	40,640	(44,675)
Inventories	3,946	(2,406)	(1,738)
Prepaid expenses and other current assets	2,105	1,645	(4,837)
Other assets	1,360	(2,962)	(2,974)
Accounts payable	2,037	(3,773)	6,889
Accrued and other current liabilities	1,425	(6,468)	4,580
Due to sponsor	(396)	(14,440)	5,584
Net cash provided by (used in) operating activities	(26,644)	83,649	104,265
Investing activities:
Capital expenditures for property, plant and equipment	(42,591)	(121,358)	(82,181)
Proceeds from sale of property, plant and equipment	1,403	—	—
Cash used for business combinations	(75,000)	—	(224,250)
Equity method investments	(10,232)	—	—
Restricted cash, net	—	691	—
Net cash used in investing activities	(126,420)	(120,667)	(306,431)
Financing activities:
Proceeds from equity issuances, net	189,037	—	170,693
Proceeds from issuance of long-term debt	—	65,000	198,000
Repayment of long-term debt	(58,396)	(14,928)	(139,750)
Loan origination costs	(128)	(406)	(7,120)
Affiliate financing, net	15,700	63,266	41,984
Proceeds from unit purchase program participants	111	403	—
Redemption of common units	—	—	(19)
Distributions paid	—	(70,072)	(77,421)
Net cash provided by financing activities	146,324	43,263	186,367
Net increase (decrease) in cash	(6,740)	6,245	(15,799)
Cash at beginning of period	11,054	4,809	20,608
Cash at end of period	$4,314	$11,054	$4,809
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities for additions to property, plant and equipment	$(8,051)	$1,962	$9,051
Increase in property, plant and equipment for asset retirement obligations	373	—	1,857
Debt financed capital expenditures	3,676	3,676	3,676
Estimated fair value of contingent consideration liability	5,000	—	—
Increase (decrease) in accrued distribution equivalent rights	(88)	245	—
Due to sponsor balance converted into non-controlling interest	120,950	—	—
Expense paid by Member on behalf of Hi-Crush Blair LLC	1,652	2,787	182
Cash paid for interest	$11,475	$11,610	$8,682

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC. See Note 4.

(b)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 4.

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Consolidated Statements of Partners’ Capital
(In thousands)

	General Partner Capital	Sponsor Class B Units	Limited Partners
			Common Unit Capital	Sponsor Subordinated Unit Capital	Total Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners Capital
Balance at December 31, 2013	$—	$9,543	$88,321	$50,259	$138,580	$148,123	$35,231	$183,354
Issuance of 12,554 common units to directors and employees	—	—	458	—	458	458	—	458
Unit-based compensation expense	—	—	1,109	—	1,109	1,109	—	1,109
Management fees paid by sponsor on behalf of the Partnership (b)	—	—	—	—	—	—	492	492
Issuance of 4,325,000 common units, net	—	—	170,693	—	170,693	170,693	—	170,693
Acquisition of 390,000 common units of Hi-Crush Augusta LLC	—	—	(111,794)	(78,257)	(190,051)	(190,051)	(34,199)	(224,250)
Redemption of 299 common units	—	—	(19)	—	(19)	(19)	—	(19)
Conversion of Class B units into 3,750,000 common units	—	(9,543)	9,543	—	9,543	—	—	—
Non-cash contributions by sponsor (a)	—	—	—	—	—	—	182	182
Distributions (b)	(863)	—	(46,073)	(30,485)	(76,558)	(77,421)	—	(77,421)
Net income (a)(b)	863	—	72,342	49,760	122,102	122,965	955	123,920
Balance at December 31, 2014	—	—	184,580	(8,723)	175,857	175,857	2,661	178,518
Issuance of 6,344 common units to directors	—	—	200	—	200	200	—	200
Conversion of subordinated units to common units (a)	—	—	(21,393)	21,393	—	—	—	—
Unit-based compensation expense	—	—	2,710	—	2,710	2,710	—	2,710
Distributions, including distribution equivalent rights	(2,622)	—	(42,802)	(24,893)	(67,695)	(70,317)	—	(70,317)
Non-cash contributions by sponsor (a)	—	—	—	—	—	—	2,787	2,787
Net income (a)	2,622	—	10,801	12,223	23,024	25,646	145	25,791
Balance at December 31, 2015	—	—	134,096	—	134,096	134,096	5,593	139,689
Issuance of 19,550,000 common units, net	—	—	189,037	—	189,037	189,037	—	189,037
Issuance of 103,377 common units to directors	—	—	453	—	453	453	—	453
Unit-based compensation expense	—	—	2,146	—	2,146	2,146	—	2,146
Forfeiture of distribution equivalent rights	—	—	88	—	88	88	—	88
Non-cash contributions by sponsor	—	—	—	—	—	—	1,652	1,652
Conversion of advances to Hi-Crush Proppants LLC	—	—	—	—	—	—	120,950	120,950
Acquisition of Hi-Crush Blair LLC	—	—	45,571	—	45,571	45,571	(125,571)	(80,000)
Net loss	—	—	(81,034)	—	(81,034)	(81,034)	(99)	(81,133)
Balance at December 31, 2016	$—	$—	$290,357	$—	$290,357	$290,357	$2,525	$292,882

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC. See Note 4.

(b)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Augusta LLC. See Note 4.

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

1. Business and Organization
Hi-Crush Partners LP (together with its subsidiaries, the “Partnership”, "we", "us" or "our") is a Delaware limited partnership formed on May 8, 2012. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC (the “General Partner”), and a 100% limited partner interest to Hi-Crush Proppants LLC (the “sponsor”), its organizational limited partner. The Partnership is an integrated producer, transporter, marketer and distributor of high-quality monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves, which are located in Wisconsin, consist of "Northern White" sand, a resource that exists predominately in Wisconsin and limited portions of the upper Midwest region of the United States. The Partnership owns and operates a portfolio of sand facilities with on-site wet and dry plant assets, including direct access to major U.S. railroads for distribution to in-basin terminals. We own and operate a network of strategically located terminals and an integrated distribution system throughout North America, including our PropStreamTM integrated logistics solution, which delivers proppant into the blender at the well site.
On January 31, 2013, the Partnership entered into an agreement with the sponsor to acquire a preferred interest in Hi-Crush Augusta LLC ("Augusta"), the entity that owned the sponsor’s Augusta raw frac sand processing facility, for $37,500 in cash and 3,750,000 newly issued convertible Class B units in the Partnership (See Augusta Contribution below). Subsequently on August 15, 2014, our sponsor, who was the sole owner of our Class B units, elected to convert all of the 3,750,000 Class B units into common units on a one-for-one basis. The 3,750,000 converted common units were sold to the public on August 15, 2014.
On June 10, 2013, the Partnership acquired an independent frac sand supplier, D & I Silica, LLC (“D&I”), transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and distributor. Founded in 2006, D&I was the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shales.
On April 8, 2014, the Partnership entered into a contribution agreement with the sponsor to acquire substantially all of the remaining equity interests in the sponsor’s Augusta facility for cash consideration of $224,250 (the “Augusta Contribution”). To finance the Augusta Contribution and refinance the Partnership’s revolving credit agreement, the Partnership sold 4,325,000 newly issued common units in the Partnership and entered into a $200,000 senior secured term loan facility with certain lenders. The Augusta Contribution closed on April 28, 2014, and at closing, the Partnership’s preferred equity interest in Augusta was converted into common equity interests of Augusta. Following the Augusta Contribution, the Partnership owned 98.0% of Augusta’s common equity interests.
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

2. Basis of Presentation
The Augusta Contribution and Blair Contribution were accounted for as transactions between entities under common control whereby Augusta and Blair's net assets were recorded at their historical cost. Therefore, the Partnership's historical financial information has been recast to combine Augusta and Blair with the Partnership as if the combination had been in effect since inception of the common control. Refer to Note 4 - Business Combinations for additional disclosure regarding the Augusta Contribution and Blair Contribution.
These financial statements have been prepared assuming the Partnership will continue to operate as a going concern. On a quarterly basis, the Partnership assesses whether conditions have emerged which may cast substantial doubt about the Partnership's ability to continue as a going concern for the next twelve months following the issuance of these financial statements. Refer to Note 8 - Long-Term Debt for additional disclosure regarding our assessment of events and conditions and our ability to comply with covenants under our senior secured revolving credit agreement (the "Revolving Credit Agreement").

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

3. Significant Accounting Policies
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant estimates relate to purchase accounting allocations and valuations, estimates and assumptions for our mineral reserves and its impact on calculating our depreciation and depletion expense under the units-of-production depreciation method, assessing potential impairment of long-lived assets, estimating potential loss contingencies, inventory valuation, valuation of unit-based compensation, estimated fair value of contingent consideration in the future and the estimated cost of future asset retirement obligations. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.
Accounts Receivable
Trade receivables relate to sales of raw frac sand and related services for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of December 31, 2016 and 2015, the Partnership maintained an allowance for doubtful accounts of $1,549 and $663, respectively. During the first quarter of 2016, the Partnership incurred bad debt expense of $8,236 which was primarily the result of a spot customer filing for bankruptcy.
Deferred Charges
Certain direct costs incurred in connection with debt financing have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the debt. Amortization expense is included in interest expense and was $1,866, $2,293 and $1,264 for the years ended December 31, 2016, 2015 and 2014, respectively.
On April 28, 2016 and November 5, 2015, we amended our Revolving Credit Agreement. As a result of these modifications, we accelerated amortization of $349 and $662, respectively, representing a portion of the remaining unamortized balance of debt issuance costs. Refer to Note 8 - Long-Term Debt for additional disclosure on our Revolver Credit Agreement.
In the first quarter of 2016, we adopted and applied on a retrospective basis Accounting Standards Update No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As of December 31, 2016 and 2015, the Partnership maintained unamortized debt issuance costs of $3,538 and $4,354 within long-term debt, respectively (See Note 8 - Long-Term Debt) and $913 and $1,541 within other assets, respectively. Balances maintained in other assets represent costs associated with our revolving credit facility.
The following is a summary of future amortization expense associated with deferred charges:

For the years ending December 31,
2017	$1,208
2018	1,208
2019	947
2020	816
2021	272
Total	$4,451
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

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Inventory transported for sale at our terminal facilities or at the blender includes the cost of purchased or manufactured sand, plus transportation and handling related charges.
Spare parts inventory includes critical spares, materials and supplies. We account for spare parts on a first-in, first-out basis, and value the inventory at the lower of cost or market. Detail reviews are performed related to the net realizable value of the spare parts inventory, giving consideration to quality, excessive levels, obsolescence and other factors.
Property, Plant and Equipment
Additions and improvements occurring through the normal course of business are capitalized at cost. When assets are retired or disposed of, the cost and the accumulated depreciation and depletion are eliminated from the accounts and any gain or loss is reflected in the Consolidated Statements of Operations. Expenditures for normal repairs and maintenance are expensed as incurred. Construction-in-progress is primarily comprised of machinery and equipment which has not been placed in service.
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
Fixed assets other than plant facilities and buildings associated with productive, depletable properties are carried at historical cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Computer equipment	3 years
Furniture and fixtures	7 years
Vehicles	5 years
Equipment	5-15 years
Rail spurs and asset retirement obligations	17-33 years
Rail and rail equipment	15-20 years
Transload facilities and equipment	15-25 years
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

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

During the year ended December 31, 2015, we elected to idle five destination transload facilities and three rail origin transload facilities.  In addition, to consolidate our administrative functions, we closed down a regional office facility. As a result of these actions, we recognized an impairment of $6,186 related to the write-down of transload and office facilities assets to their net realizable value. No impairment charges were recorded during the years ended December 31, 2016 and 2014. Refer to Note 14 - Impairments and Other Expenses for additional disclosure regarding impairments.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Partnership performs an assessment of the recoverability of goodwill during the third quarter of each fiscal year, or more often if events or circumstances indicate the impairment of an asset may exist. Our assessment of goodwill is based on qualitative factors to determine whether the fair value of the reporting unit is more likely than not less than the carrying value. An additional quantitative impairment analysis is completed if the qualitative analysis indicates that the fair value is not substantially in excess of the carrying value. The quantitative analysis determines the fair value of the reporting unit based on the discounted cash flow method and relative market-based approaches. During the year ended December 31, 2016, we recognized a $33,745 impairment loss of all goodwill. Refer to Note 14 - Impairments and Other Expenses for additional disclosure regarding our goodwill impairment assessment.
The Partnership amortizes the cost of other intangible assets on a straight line basis over their estimated useful lives, ranging from 1 to 20 years. An impairment assessment is performed if events or circumstances occur and may result in the change of the useful lives of the intangible assets. During the year ended December 31, 2015, we completed an impairment assessment of the intangible asset associated with a third party supply agreement (the "Sand Supply Agreement").  Given market conditions, coupled with our ability to source sand from our sponsor on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606. The Partnership did not recognize any impairments for intangible assets during the year ended December 31, 2016. Refer to Note 14 - Impairments and Other Expenses for additional disclosure regarding impairments.
Equity Method Investments
The Partnership accounts for investments, which it does not control but has the ability to exercise significant influence, using the equity method of accounting. Under this method, the investment is carried originally at cost, increased by any allocated share of the Partnership's net income and contributions made, and decreased by any allocated share of the Partnership's net losses and distributions received. The Partnership's allocated share of income and losses are based on the rights and priorities outlined in the equity investment agreement.
On September 8, 2016, the Partnership entered into an agreement to form Proppant Express Investments, LLC ("PropX"), which was established to develop critical last-mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the well site. Through December 31, 2016, the Partnership has invested $10,232 into PropX, which is accounted for as an equity method investment as the Partnership has a non-controlling interest in PropX, but has the ability to exercise significant influence.
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
Revenue Recognition
Frac sand sales revenues are recognized when legal title passes to the customer, which may occur at the production facility, rail origin, terminal or well site. At that point, delivery has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured. Revenue from make-whole provisions in our customer contracts is recognized at the end of the defined cure period when collectability is certain.
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

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $191,531 as of December 31, 2016, based on the market price quoted from external sources, compared with a carrying value of $194,500. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
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
As described in Note 2, the Partnership's historical financial information has been recast to consolidate Augusta and Blair for all periods presented. The amounts of incremental income or losses recast to periods prior to the Augusta Contribution and Blair Contribution are excluded from the calculation of net income per limited partner unit.
Income Taxes
The Partnership is a pass-through entity and is not considered a taxing entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At December 31, 2016 and 2015, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefit.
Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment will be effective for the Partnership beginning January 1, 2018, with early adoption permitted, and should be applied retrospectively. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, which provides guidance that is intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The amendment will be effective for the Partnership beginning January 1, 2018, with early adoption permitted. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), an update that supersedes the most current revenue recognition guidance, as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The authoritative guidance, which may be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application, will be effective for the Partnership beginning January 1, 2018. Early adoption is not permitted. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Partnership is still assessing the adoption method it will elect upon implementation and related disclosure requirements.  Although we are still in the process of assessing the impact of the adoption of ASU 2014-09, the Partnership does not currently anticipate a material impact on its revenue recognition practices.

4. Business Combinations
Acquisition of Hi-Crush Blair LLC
On August 9, 2016, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Blair, the entity that owned our sponsor’s Blair facility, for $75,000 in cash, 7,053,292 of newly issued common units in the Partnership, and payment of up to $10,000 of contingent earnout consideration (the "Blair Contribution"). The Partnership completed the acquisition of the Blair facility on August 31, 2016. In connection with this acquisition, the Partnership incurred $850 of acquisition related costs during the year ended December 31, 2016, included in general and administrative expenses.
The contingent earnout consideration is based on the Partnership's adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") exceeding certain thresholds for each of the fiscal years ending December 31, 2017 and 2018. If the Partnership exceeds either or both of the respective thresholds, then it will pay an additional $5,000 for each threshold met or exceeded, for an undiscounted total of up to $10,000. As of December 31, 2016, the estimated fair value of the contingent consideration liability based on available information was $5,000, as reflected in other liabilities on our Condensed Consolidated Balance Sheet.
As a result of this transaction, the Partnership's historical financial information has been recast to combine the Consolidated Statements of Operations and the Consolidated Balance Sheets of the Partnership with those of Blair as if the combination had been in effect since inception of common control on July 31, 2014. Any material transactions between the Partnership and Blair have been eliminated. The balance of non-controlling interest as of December 31, 2016 includes the sponsor's interest in Blair prior to the combination. Except for the combination of the Consolidated Statements of Operations and the respective allocation of recast net income (loss), capital transactions between the sponsor and Blair prior to August 31, 2016 have not been allocated on a recast basis to the Partnership’s unitholders. Such transactions are presented within the non-controlling interest column in the Consolidated Statement of Partners' Capital as the Partnership and its unitholders would not have participated in these transactions.

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
The Augusta Contribution was accounted for as a transaction between entities under common control whereby Augusta's net assets were recorded at their historical cost. The difference between the consideration paid and the recast historical cost of the net assets acquired was allocated in accordance with the partnership agreement to the common and subordinated unitholders based on their respective number of units outstanding as of April 28, 2014. However, this deemed distribution did not affect the tax basis capital accounts of the common and subordinated unitholders.
The Partnership's historical financial information was recast to combine the Consolidated Statements of Operations and the Consolidated Balance Sheets of the Partnership with those of Augusta as if the combination had been in effect since inception of common control. Any material transactions between the Partnership and Augusta have been eliminated. The balance of non-controlling interest as of December 31, 2013 includes the sponsor's interest in Augusta prior to the combination. Except for the combination of the Consolidated Statements of Operations and the respective allocation of recast net income between the controlling and non-controlling interest, capital transactions between the sponsor and Augusta prior to April 28, 2014 have not been allocated on a recast basis to the common and subordinated unitholders. Such transactions are presented within the non-controlling interest column in the Consolidated Statement of Partners' Capital as the Partnership and its unitholders would not have participated in these transactions.

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
Recast Financial Results
The following tables present our recast revenues, net income (loss) and net income (loss) attributable to Hi-Crush Partners LP per limited partner unit giving effect to the Augusta Contribution and Blair Contribution, as reconciled to the revenues, net income (loss) and net income (loss) attributable to Hi-Crush Partners LP per limited partner unit.

	Year Ended December 31, 2016
	Partnership Historical	Blair through August 31, 2016	Eliminations	Partnership Recast
Revenues	$204,430	$13,761	$(13,761)	$204,430
Net income (loss)	$(81,412)	$716	$(437)	$(81,133)
Net loss attributable to Hi-Crush Partners LP per limited partner unit - basic	$(1.64)			$(1.63)

	Year Ended December 31, 2015
	Partnership Historical	Blair	Eliminations	Partnership Recast
Revenues	$339,640	$—	$—	$339,640
Net income (loss)	$28,410	$(2,619)	$—	$25,791
Net income attributable to Hi-Crush Partners LP per limited partner unit - basic	$0.73			$0.66

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

	Year Ended December 31, 2014
	Partnership Historical	Augusta	Blair	Eliminations	Partnership Recast
Revenues	$365,347	$25,356	$—	$(4,156)	$386,547
Net income (loss)	$120,484	$11,398	$(105)	$(7,857)	$123,920
Net income attributable to Hi-Crush Partners LP per limited partner unit - basic	$3.09				$3.14

5. Inventories
Inventories consisted of the following:

	December 31,
	2016	2015
Raw material	$—	$—
Work-in-process	13,018	11,827
Finished goods	9,304	13,960
Spare parts	2,016	2,184
Inventories	$24,338	$27,971

6. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
	2016	2015
Buildings	$9,696	$5,519
Mining property and mine development	93,694	79,244
Plant and equipment	237,870	151,582
Rail and rail equipment	44,935	29,300
Transload facilities and equipment	78,105	62,557
Construction-in-progress	1,695	102,464
Property, plant and equipment	465,995	430,666
Less: Accumulated depreciation and depletion	(49,045)	(37,154)
Property, plant and equipment, net	$416,950	$393,512
Depreciation and depletion expense was $15,444, $12,270 and $8,858 for the years ended December 31, 2016, 2015 and 2014, respectively.
The Partnership recognized a (gain) loss on the disposal of fixed assets of $(357), $72 and $(15) during the years ended December 31, 2016, 2015 and 2014, respectively, which are included in general and administrative expenses on our Consolidated Statements of Operations.
During the year ended December 31, 2016, the Partnership completed construction and commenced operations of our Blair facility, sold two of its idled transload facilities and the leases for two of the idled transload facilities terminated.
The Augusta facility was temporarily idled from October 2015 through August 2016. No impairment was recorded related to the Augusta facility.
During the year ended December 31, 2015, the Partnership recognized an impairment of $6,186 related to the write-down of transload and office facilities assets to their net realizable value and recognized expense of $256 related to the abandonment of certain transload construction projects. These expenses are included in impairments and other expenses in our Consolidated Statements of Operations. Refer to Note 14 - Impairments and Other Expenses for additional disclosure regarding impairments.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

7. Goodwill and Intangible Assets
Changes in goodwill and intangible assets consisted of the following:

	Goodwill	Intangible Assets
Balance at December 31, 2014	$33,745	$33,005
Loss on impairment (Note 14)	—	(18,606)
Amortization expense	—	(2,620)
Balance at December 31, 2015	33,745	11,779
Loss on impairment (Note 14)	(33,745)	—
Amortization expense	—	(1,682)
Balance at December 31, 2016	$—	$10,097
Goodwill
During the year ended December 31, 2016, the Partnership recognized a $33,745 impairment loss of all goodwill that was allocated from the purchase price of its acquisition of D&I in 2013. Refer to Note 14 - Impairments and Other Expenses for additional disclosure regarding our goodwill impairment assessment.
Intangible Assets
Intangible assets arising from the acquisition of D&I consisted of the following:

		December 31,
	Useful life	2016	2015
Supplier agreements	1-20 Years	$21,997	$21,997
Customer contracts and relationships	1-10 Years	18,132	18,132
Other intangible assets	1-3 Years	1,749	1,749
Intangible assets		41,878	41,878
Less: Accumulated amortization and impairments		(31,781)	(30,099)
Intangible assets, net		$10,097	$11,779
Amortization expense was $1,682 and $2,620 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the unamortized balance of intangible assets is associated with our customer relationships. The weighted average remaining life of intangible assets was 6 years as of December 31, 2016.
During the year ended December 31, 2015, we completed an impairment assessment of the intangible asset associated with the Sand Supply Agreement.  Given current market conditions, coupled with our ability to source sand from our sponsor on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606. The Partnership did not recognize any impairments for intangible assets during the year ended December 31, 2016. Refer to Note 14 - Impairments and Other Expenses for additional disclosure regarding impairments.
As of December 31, 2016, future amortization is as follows:

Fiscal Year	Amortization
2017	$1,682
2018	1,682
2019	1,682
2020	1,682
2021	1,682
Thereafter	1,687
$10,097

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

8. Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2016	2015
Revolving Credit Agreement	$—	$52,500
Term Loan Credit Facility	194,500	196,500
Less: Unamortized original issue discount	(1,247)	(1,529)
Less: Unamortized debt issuance costs	(3,538)	(4,354)
Other notes payable	6,705	6,924
Total debt	196,420	250,041
Less: current portion of long-term debt	(2,962)	(3,258)
Long-term debt	$193,458	$246,783
Revolving Credit Facility
On April 28, 2014, the Partnership entered into an amended and restated credit agreement (the "Revolving Credit Agreement"), which matures on April 28, 2019. On November 5, 2015, the Partnership entered into a second amendment (the "Second Amendment") and on April 28, 2016, into a third amendment (the "Third Amendment"). On August 31, 2016, the Partnership entered into a fourth amendment to the Revolving Credit Agreement, which allowed for the Blair Contribution. As of December 31, 2016, the Revolving Credit Agreement, as amended, is a senior secured revolving credit facility that permits aggregate borrowings of up to $75,000, including a $25,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans. The outstanding balance of $52,500 under the Revolving Credit Agreement was paid in full as of June 30, 2016.
As of December 31, 2016, we had $66,368 of undrawn borrowing capacity ($75,000, net of $8,632 letter of credit commitments) and no indebtedness under our Revolving Credit Agreement.
Borrowings under the Revolving Credit Agreement, as amended, bear interest at a rate equal to a Eurodollar rate plus an applicable margin of 4.50% per annum through June 30, 2017. Subsequent to June 30, 2017, borrowings under the Revolving Credit Agreement bear interest at a rate equal to, at the Partnership's option, either (1) a base rate plus an applicable margin ranging between 1.25% per annum and 2.50% per annum, based upon the Partnership's leverage ratio, or (2) a Eurodollar rate plus an applicable margin ranging between 2.25% per annum and 3.50% per annum, based upon the Partnership's leverage ratio.
The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. Due to declining market conditions, on November 5, 2015, the Partnership entered into the Second Amendment, which waives the compliance of customary financial covenants through June 29, 2017 (the "Effective Period"), after which the maximum leverage ratio is 5.0x for for the fiscal quarter ending June 30, 2017 annualized, 4.5x for the six months ending September 30, 2017 annualized, 4.0x for the nine months ending December 31, 2017 annualized, and 3.5x for the twelve months ending March 31, 2018 and thereafter. After the Effective Period, the minimum interest coverage ratio, as defined, is 2.5x for each fiscal quarter ending on or after June 30, 2017. In addition, the Second Amendment established certain minimum quarterly EBITDA covenants, allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan during the Effective Period, and required that capital expenditures during 2016 not exceed $28,000. As a result, of further declines in volumes and pricing and their impact on earnings and cash flow, on April 28, 2016, the Partnership entered into the Third Amendment, which waives the minimum quarterly EBITDA covenants and establishes a maximum EBITDA loss for the six months ending March 31, 2017.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

As of December 31, 2016, we were in compliance with the amended covenants contained in the Revolving Credit Agreement. However, the decline in volumes and pricing referred to above contributed to a net loss and negative cash flow from operations for the year ended December 31, 2016. Our ability to comply with such covenants in the future, and access our undrawn borrowing capacity under our Revolving Credit Agreement, is dependent primarily on achieving certain levels of EBITDA, as defined. We believe we will remain in compliance in 2017 with such covenants based on our forecasts for volumes, prices and EBITDA, which are above those experienced in the second half of 2016 and are consistent with the increasing sales volumes and prices we have experienced since the second half of 2016 through the first several weeks of 2017. The forecasted levels of EBITDA are therefore based on our expectation of future volumes and price increases which are subject to risk and uncertainty regarding market conditions for proppant. There can be no assurance that the Partnership will achieve the volumes and pricing included in the forecasts and therefore achieve the planned levels of EBITDA in future periods. If the levels of EBITDA are not sufficient to meet the minimum amounts required for covenant compliance, an event of default could occur.
The Third Amendment also provides for an "equity cure" that can be applied to EBITDA covenant ratios for 2017 and all future periods. On January 4, 2017, the Partnership entered into an equity distribution program with certain financial institutions (each, a "Manager") under which we may sell, from time to time, through or to the Managers, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000 (See Note 11 - Equity).
The Revolving Credit Agreement contains customary events of default (some of which are subject to applicable grace or cure periods), including among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Such events of default could entitle the lenders to cause any or all of the Partnership’s indebtedness under the Revolving Credit Agreement to become immediately due and payable. If such a default were to occur, and resulted in a cross default of the Term Loan Credit Agreement, as described below, all of our outstanding debt obligations could be accelerated which would have a material adverse impact on the Partnership.
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
The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of December 31, 2016, we were in compliance with the terms of the agreement.
As of December 31, 2016, we had $189,715 indebtedness ($194,500, net of $1,247 of discounts and $3,538 of debt issuance costs) under our Term Loan Credit Facility, which carried an interest rate of 4.75%.
Other Notes Payable
On October 24, 2014, the Partnership entered into a purchase and sales agreement to acquire land and underlying frac sand deposits. During the years ended December 31, 2016, 2015 and 2014, the Partnership paid cash consideration of $2,500, and issued a three-year promissory note in the amount of $3,676, respectively, in connection with this agreement. The promissory notes accrue interest at rates equal to the applicable short-term federal rates. All principal and accrued interest is due and payable at the end of

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

the respective three-year promissory note terms in December 2019, December 2018 and October 2017. However, the promissory notes are prepaid on a quarterly basis during the three-year terms if sand is extracted, delivered, sold and paid for from the properties.
During the years ended December 31, 2016 and 2015, the Partnership made prepayments of $3,896 and $428, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. In January 2017, the Partnership made a prepayment of $962 based on the volume of sand extracted, delivered, sold and paid for through the fourth quarter of 2016. As of December 31, 2016, the Partnership had repaid in full the promissory note due in October 2017 and we had $6,705 outstanding on our remaining promissory notes, which carried interest rates ranging from 0.56% to 0.74%.
Maturities
As of December 31, 2016, future minimum debt repayments are as follows:

Fiscal Year	Amount
2017	$2,962
2018	4,067
2019	5,676
2020	2,000
2021	186,500
$201,205

9. Asset Retirement Obligations
Although the ultimate amount of reclamation and closure costs to be incurred is uncertain, the Partnership maintained a post-closure reclamation and site restoration obligation as follows:

Balance at December 31, 2013	$4,627
Additions to liabilities	1,857
Accretion expense	246
Balance at December 31, 2014	6,730
Accretion expense	336
Balance at December 31, 2015	7,066
Additions to liabilities	373
Accretion expense	369
Balance at December 31, 2016	$7,808

10. Commitments and Contingencies
Customer Contracts
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to six years. Through December 31, 2016, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.
Supplier Contracts
D&I has entered into a long-term supply agreement with a supplier (the "Sand Supply Agreement"), which includes a requirement to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreement are not in excess of our current requirements.
Equity Method Investments
On September 8, 2016, the Partnership committed to investing up to $17,400 in PropX over the next year to 18 months for use in the manufacturing of containers and conveyor systems, among other things. Through December 31, 2016, the Partnership funded $10,232 of its commitment, as reflected in equity method investments on the Consolidated Balance Sheet.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Royalty Agreements
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $5,735, $10,311 and $14,583 for the years ended December 31, 2016, 2015 and 2014, respectively.
Certain acreage is subject to a minimum annual royalty payment. If not paid within 30 days after the annual period, the original landowner has the right to purchase the property for one dollar, subject to certain terms. If we have not made the minimum required royalty payments, we may satisfy our obligation by making a lump-sum cash make-whole payment. Accordingly, we believe there is no material risk that we will be required to sell back the subject property pursuant to this agreement.
During the year ended December 31, 2016, the Partnership entered into an agreement to terminate certain existing royalty obligations for $6,750, of which $3,375 was paid in September 2016, with another payment scheduled for August 2017. As a result of this agreement, the Partnership reduced its ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. As of part of this transaction, we recorded an asset of $6,750, as reflected in property, plant and equipment on the Consolidated Balance Sheet.
Property Value Guarantees
On February 7, 2012, we entered into a mining agreement with the town of Bridge Creek, Wisconsin (“Bridge Creek”). The agreement imposes certain restrictions and conditions upon the operation of our Augusta facility inclusive of a property value guaranty (“PVG”). Our obligation is limited to the 24 properties identified on the effective date of the agreement.
On January 15, 2015, we entered into a land use agreement with the town of Springfield, Wisconsin (“Springfield”). The agreement imposes certain restrictions and conditions upon the operation of our Blair facility inclusive of a PVG. Our obligation is limited to the 31 properties identified on the effective date of the agreement.
On February 16, 2015, we entered into a land use agreement with the town of Preston, Wisconsin (“Preston”). The agreement imposes certain restrictions and conditions upon the operation of our Blair facility inclusive of a PVG. Our obligation is limited to the 11 properties identified on the effective date of the agreement.
The respective PVGs establish a process whereby we guaranty fair market value to the owners of residential property specifically identified within the body of the PVG document. According to the terms of the PVGs, the property owner must notify us in the event they wish to sell the subject residence and up to 10 acres of land in the case of Bridge Creek and 20 acres of land in the agreements with Springfield and Preston. Upon such notice, the PVGs establishes a process by which an appraisal is conducted and the subject property is appraised to establish fair market value and is listed with a real estate broker. In the event the property is sold within 180 days of listing, we agree to pay the owner any shortfall between the sales price and the established fair market value. In the event the property is not sold within the 180 day time frame, we are obligated to purchase the property for fair market value.
As of December 31, 2016, we have not accrued a liability related the PVGs noted above as these contingent liabilities are not estimable as it cannot be determined how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. Through December 31, 2016, the Partnership has paid $380 under these guarantees.
Lease Obligations
The Partnership has long-term leases for railcars, equipment and certain of its terminals. Railcar rental expense was $28,597, $22,027 and $10,438 for the years ended December 31, 2016, 2015 and 2014, respectively.
The Partnership entered into long-term operating leases with PropX for use of equipment manufactured and owned by PropX.  During the year ended December 31, 2016, the Partnership incurred $124 of lease expense from PropX.
We have entered into service agreements with certain transload service providers which requires us to purchase minimum amounts of services over specific periods of time at specific locations. Our failure to purchase the minimum level of services would require us to pay shortfall fees. However, the minimum quantities set forth in the agreement are not in excess of our current forecasted requirements at these locations.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

As of December 31, 2016, future minimum operating lease payments and minimum purchase commitments are as follows:

Fiscal Year	Operating Leases	Minimum Purchase Commitments
2017	$27,706	$1,576
2018	27,586	1,576
2019	30,133	1,866
2020	27,520	2,296
2021	22,682	2,296
Thereafter	36,996	4,168
	$172,623	$13,778
In addition, the Partnership has placed orders for additional leased railcars. Such long-term operating leases commence upon the future delivery of the railcars. During 2016, we completed negotiations with a railcar lessor to defer the delivery of approximately 700 additional leased railcars until the second half of 2018 and reduced our annual minimum operating lease obligations by approximately $1,300.
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

11. Equity
As of December 31, 2016, our sponsor owned 20,693,643 common units, representing a 32.5% ownership interest in the limited partner units. In addition, our sponsor is the owner of our General Partner.
During the year ended December 31, 2016, the Partnership completed three public offerings for a total of 19,550,000 common units, representing limited partnership interests in the Partnership for aggregate net proceeds of approximately $189,037. The net proceeds from these offerings were used to pay off the outstanding balance under the Partnership's Revolving Credit Agreement, to fund the Blair Contribution and for general partnership purposes.
During the year ended December 31, 2014, the Partnership completed a public offering for 4,325,000 common units, representing limited partnership interests in the Partnership for aggregate net proceeds of approximately $170,693. The net proceeds from this offering was used to fund the Augusta Contribution, refinance the Partnership’s revolving credit agreement and for general partnership purposes.
Equity Distribution Agreement
On January 4, 2017, the Partnership entered into an equity distribution program with certain financial institutions (each, a "Manager") under which we may sell, from time to time, through or to the Managers, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. The Partnership did not issue any common units under this equity distribution program through the date of this filing.
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
During the year ended December 31, 2016, no income was allocated to our holders of incentive distribution rights. During the years ended December 31, 2015 and 2014, $2,622 and $863 was allocated to our holders of incentive distribution rights. During the year ended December 31, 2014, no net income was allocated to our Class B units.
Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our limited partner unitholders and our holders of incentive distribution rights will receive.
Our most recent distributions have been as follows:

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
On October 26, 2015, we announced the Board of Directors' decision to temporarily suspend the distribution payment to common unitholders. No quarterly distributions were declared for the third quarter of 2015 or thereafter, as the Partnership continued its distribution suspension to conserve cash.
Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Year ended December 31,
	2016	2015	2014
Basic	49,567,268	36,958,988	33,370,020
Diluted	49,567,268	37,150,878	35,783,540
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

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Diluted earnings per unit excludes any dilutive awards granted (see Note 12 - Unit-Based Compensation) if their effect is anti-dilutive. During the year ended December 31, 2016, the Partnership incurred a net loss and all 579,781 potentially dilutive awards granted and outstanding were excluded from the diluted earnings per unit calculation. Diluted earnings per unit for the years ended December 31, 2015 and 2014, includes the dilutive effect of awards granted and outstanding at the assumed number of units which would have vested if the performance period had ended at the end of the respective periods.
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
The following table provides a reconciliation of net loss and the assumed allocation of net loss under the two-class method for purposes of computing net loss per limited partner unit for the year ended December 31, 2016 (in thousands, except per unit amounts):

	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(81,034)	(81,034)
Add back recast income attributable to Blair through August 31, 2016	—	(279)	(279)
Assumed allocation of net loss	$—	$(81,313)	$(81,313)

Loss per limited partner unit - basic		$(1.64)
Loss per limited partner unit - diluted		$(1.64)
Recast Equity Transactions
During the years ended December 31, 2016, 2015 and 2014, the sponsor paid $1,652, $2,787 and $182, respectively, of expenses on behalf of Blair. Such transactions are recognized within the non-controlling interest section of the accompanying Consolidated Statement of Partners' Capital.
During the year ended December 31, 2014, the sponsor provided $492 of management services and other expenses paid on behalf of Augusta. Such costs are recognized as non-cash capital contributions by the non-controlling interest in the accompanying financial statements.

12. Unit-Based Compensation
Long-Term Incentive Plan
On August 21, 2012, Hi-Crush GP LLC adopted the Hi-Crush Partners LP Long Term Incentive Plan (the “Plan”) for employees, consultants and directors of Hi-Crush GP LLC and those of its affiliates, including our sponsor, who perform services for the Partnership. The Plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The Plan limits the number of common units that may be issued pursuant to awards under the Plan to 1,364,035 units. On January 9, 2017, the first amendment and restatement of the Plan was approved at a special meeting of our common unitholders and the number of common units that may be issued pursuant to awards under the Plan increased by an additional 2,700,000 common units. After giving effect to the first amendment and restatement of the Plan, to the extent that an award is forfeited, cancelled, exercised, settled in cash, or otherwise terminates or expires without the actual delivery of common units pursuant to such awards, the common units subject to the award will again be available for new awards granted under the Plan; provided, however, that any common units withheld to cover a tax withholding obligation will not again be available for new awards under the Plan. The Plan is administered by Hi-Crush GP LLC’s Board of Directors or a committee thereof.

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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2015	136,570	$46.85
Granted	112,345	$15.94
Forfeited	(47,394)	$49.34
Outstanding at December 31, 2016	201,521	$29.03
As of December 31, 2016, total compensation expense not yet recognized related to unvested PPUs was $2,263, with a weighted average remaining service period of 1.4 years. The weighted average grant date fair value per unit for PPUs granted during December 31, 2016, 2015 and 2014 was $15.94, $37.52 and $65.57, respectively.
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2015	55,320	$37.63
Vested	(1,605)	$38.80
Granted	325,470	$12.96
Forfeited	(925)	$38.48
Outstanding at December 31, 2016	378,260	$16.40
As of December 31, 2016, total compensation expense not yet recognized related to unvested TPUs was $4,224, with a weighted average remaining service period of 2.3 years. The weighted average grant date fair value per unit for TPUs granted during December 31, 2016, 2015 and 2014 was $12.96, $34.09 and $47.33, respectively. The total fair value of units vested during December 31, 2016 and 2015 was $62 and $42, respectively.
Board and Other Unit Grants
The Partnership issued 103,377, 6,344 and 5,532 common units to certain of its directors during the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2014, the Partnership issued 7,022 common units to certain employees which vest approximately over a two-year period. In January 2017, the Partnership issued 29,148 common units to certain of its directors.

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
On the date of election, the Partnership calculates the fair value of the discount, which is recognized as unit compensation expense on a straight-line basis during the period from election date through the date of purchase.  As of December 31, 2016, total accumulated contributions of $514 from directors under the UPP is maintained within the accrued and other current liabilities line on our Consolidated Balance Sheet. The Contribution period for the UPP ended on February 10, 2017, and as such based on all participants' elected percentage of compensation or aggregate dollar contribution, as applicable, the participants will have the right to purchase an aggregate of up to 300,090 common units on February 28, 2017.
Compensation Expense
The following table presents total unit-based compensation expense:

	Year ended December 31,
	2016	2015	2014
Performance Phantom Units	$634	$1,973	$954
Time-Based Phantom Units	1,359	724	155
Director and other unit grants	474	273	361
Unit Purchase Program	153	13	—
Total compensation expense	$2,620	$2,983	$1,470

13. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the “Services Agreement”) with our General Partner, Hi-Crush Services LLC (“Hi-Crush Services”) and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the years ended December 31, 2016, 2015 and 2014, the Partnership incurred $4,321, $4,404 and $9,421, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of December 31, 2016 and 2015, an outstanding balance of $1,100 and $106,746, respectively, payable to our sponsor is maintained as a current liability under the caption “Due to sponsor”. The December 31, 2015, balance was primarily related to construction advances made to Blair. On August 31, 2016, $120,950 of sponsor advances were converted into capital.
During the years ended December 31, 2016, 2015 and 2014, the Partnership purchased $8,086, $33,406 and $23,705, respectively, of sand from Hi-Crush Whitehall LLC, a subsidiary of our sponsor and the entity that owns the sponsor's Whitehall facility, at a purchase price in excess of our production cost per ton, which is reflected in cost of goods sold.
During the years ended December 31, 2015 and 2014, the Partnership purchased $2,754 and $1,385, respectively, of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC, which is reflected in cost of goods sold. During the year ended December 31, 2016, the Partnership did not purchase any sand from Goose Landing, LLC. The father of Mr. Alston, who is a director of our General Partner, owned a beneficial equity interest in Northern Frac Proppants II, LLC.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

On September 8, 2016, the Partnership entered into an agreement to form PropX, which is accounted for as an equity method investment. Through December 31, 2016, the Partnership has invested $10,232 into PropX. During the year ended December 31, 2016, the Partnership purchased $1,566 of equipment from PropX, which is reflected in property, plant and equipment. As of December 31, 2016, the Partnership had accounts payable of $1,553 to PropX for equipment, which is reflected in accounts payable on our Consolidated Balance Sheet. In addition to equipment purchases, we incurred $124 of lease expenses for the use of PropX equipment, which is reflected in cost of goods.
During the years ended December 31, 2016, 2015 and 2014, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company (“Alston Companies”), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who is a member of our Board of Directors and through October 28, 2016 was our general partner's Chief Operating Officer, has an ownership interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.

14. Impairments and Other Expenses
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
However, uncertain market conditions for frac sand resulting from current oil and natural gas prices continued. During the three months ended March 31, 2016, volumes sold through the D&I reporting unit declined below previously forecasted levels and pricing deteriorated further. Industry demand for frac sand continued to decline as the reported Baker Hughes oil rig count in North America fell to 362 rigs as of March 31, 2016, marking a 2016 year-to-date decline of more than 30%. Our customers continued to face uncertainty related to activity levels and have reduced their active frac crews, resulting in further declines in well completion activity. Therefore, as of March 31, 2016, we determined that the state of market conditions and activity levels indicated that an impairment of goodwill may exist. As a result, we assessed qualitative factors and determined that we could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the goodwill as of March 31, 2016, based on the weighted average valuation across several income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the three months ended March 31, 2016 and the pricing, costs structures and market conditions existing as of March 31, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discounts rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the Step 1 and Step 2 valuation exercises, it was determined that an impairment loss of all goodwill was incurred, which was equal to the difference between the carrying value and estimated fair value of goodwill.
During the year ended December 31, 2016, the Partnership recognized a $33,745 impairment loss of all goodwill. The Partnership did not recognize any impairment losses for goodwill during the year ended December 31, 2015.
During the year ended December 31, 2015, we completed an impairment assessment of the intangible asset associated with the Sand Supply Agreement.  Given market conditions, coupled with our ability to source sand from our sponsor on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606. The Partnership did not recognize any impairments for intangible assets during the year ended December 31, 2016.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

During the year ended December 31, 2015, we elected to temporarily idle five destination transload facilities and three rail origin transload facilities.  In addition, to consolidate our administrative functions, we closed down a regional office facility. As a result of these actions, we recognized an impairment of $6,186 related to the write down of transload and office facilities’ assets to their net realizable value, and severance, retention and relocation costs of $571 for affected employees. No impairment charges were recorded for long-lived assets during the years ended December 31, 2016 and 2014.
We recognized impairments and other expenses as outlined in the following table:

	Year Ended December 31,
	2016	2015	2014
Impairment of Goodwill	$33,745	$—	$—
Impairment of Sand Supply Agreement	—	18,606	—
Impairment of idled administrative and transload facilities	—	6,186	—
Severance, retention and relocation	280	571	—
Abandonment of construction projects	—	256	—
Expiration of exclusivity agreements	—	40	—
Impairments and other expenses	$34,025	$25,659	$—

15. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. It conducts operations through its one operating segment titled "Frac Sand Sales". This reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

16. Concentration of Credit Risk
The Partnership is a producer of sand mainly used by the oil and natural gas industry for fracturing wells. The Partnership’s business is, therefore, dependent upon economic activity within this market. For the year ended December 31, 2016, sales to four customers accounted for 78% of the Partnership's revenue. For the year ended December 31, 2015, sales to four customers accounted for 68% of the Partnership’s revenue. For the year ended December 31, 2014, sales to three customers accounted for 64% of the Partnership’s revenue.
Throughout 2016, the Partnership has maintained cash balances in excess of federally insured amounts on deposit with financial institutions.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

17. Quarterly Financial Data (Unaudited)
As discussed in Note 2, the Blair Contribution was accounted for as a transaction between entities under common control. Therefore, the Partnership's historical financial information has been recast to include Hi-Crush Blair LLC for the first and second quarters of 2016 and all periods of 2015.

	First Quarter (a)	Second Quarter	Third Quarter (b)	Fourth Quarter (b)	Total
2016
Revenues	$52,148	$38,429	$46,556	$67,297	$204,430
Gross profit (loss)	(576)	(539)	216	699	(200)
Loss from operations	(48,772)	(6,786)	(7,922)	(4,312)	(67,792)
Net loss	(52,353)	(10,758)	(10,767)	(7,255)	(81,133)
Loss per limited partner unit:
Basic	$(1.39)	$(0.26)	$(0.21)	$(0.11)	$(1.64)

2015
Revenues	$102,111	$83,958	$81,494	$72,077	$339,640
Gross profit	33,472	20,260	15,094	9,443	78,269
Income (loss) from operations	26,793	13,341	(15,224)	14,784	39,694
Net income (loss)	23,476	10,357	(18,662)	10,620	25,791
Earnings (loss) per limited partner unit:
Basic	$0.61	$0.31	$(0.49)	$0.30	$0.73

(a)	The first quarter of 2016 includes a $33,745 impairment of goodwill. Refer to Note 14 for additional disclosure.

(b)
The third and fourth quarters of 2015 include impairments and other expenses of $23,718 and $1,941, respectively. Refer to Note 14 for additional disclosure. The fourth quarter of 2015 includes a gain of $12,310 on a contract settlement payment.

HI-CRUSH PARTNERS LP
Schedule II - Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2016	$663	$8,236	$(7,350)	$1,549
Year Ended December 31, 2015	$984	$101	$(422)	$663
Year Ended December 31, 2014	$300	$750	$(66)	$984