Form 10-Q
period 2017-03-31
Hi-Crush Partners LP
filed 2017-05-01
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Registrant’s telephone number, including area code (713) 980-6200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of April 24, 2017, there were 91,017,937 common units outstanding.

HI-CRUSH PARTNERS LP

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	March 31, 2017	December 31, 2016 (a)
Assets
Current assets:
Cash	$55,498	$4,521
Accounts receivable, net (Note 2)	60,042	52,834
Inventories	25,988	29,277
Prepaid expenses and other current assets	3,253	2,716
Total current assets	144,781	89,348
Property, plant and equipment, net	834,818	541,693
Goodwill and intangible assets, net	9,677	10,097
Equity method investments	13,834	10,232
Other assets	7,401	7,831
Total assets	$1,010,511	$659,201
Liabilities, Equity and Partners’ Capital
Current liabilities:
Accounts payable	$37,864	$19,264
Accrued and other current liabilities	12,253	8,155
Due to sponsor	542	118,641
Current portion of long-term debt	2,520	2,962
Total current liabilities	53,179	149,022
Long-term debt	192,713	193,458
Asset retirement obligations	9,628	9,514
Other liabilities	19,000	5,000
Total liabilities	274,520	356,994
Commitments and contingencies
Equity and partners’ capital:
General partner interest	—	—
Limited partners interest, 91,017,937 and 63,668,244 units outstanding, respectively	735,991	299,516
Total partners’ capital	735,991	299,516
Non-controlling interest	—	2,691
Total equity and partners' capital	735,991	302,207
Total liabilities, equity and partners’ capital	$1,010,511	$659,201

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Whitehall LLC and Other Assets. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016 (a)
Revenues	$83,364	$52,148
Cost of goods sold (excluding depreciation, depletion and amortization)	72,083	48,667
Depreciation, depletion and amortization	4,828	3,488
Gross profit (loss)	6,453	(7)
Operating costs and expenses:
General and administrative expenses	9,677	15,003
Impairments and other expenses (Note 11)	—	33,747
Accretion of asset retirement obligations	114	103
Loss from operations	(3,338)	(48,860)
Other income (expense):
Loss from equity method investments	(566)	—
Interest expense	(2,927)	(3,640)
Net loss	$(6,831)	$(52,500)
Loss per limited partner unit:
Basic	$(0.07)	$(1.39)
Diluted	$(0.07)	$(1.39)
Weighted average limited partner units outstanding:
Basic	73,586,987	37,035,068
Diluted	73,586,987	37,035,068

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC, Hi-Crush Whitehall LLC and Other Assets. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016 (a)
Operating activities:
Net loss	$(6,831)	$(52,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	4,829	3,491
Amortization of intangible assets	420	420
Loss on impairment of goodwill	—	33,745
Provision for doubtful accounts	—	8,236
Unit-based compensation to directors and employees	1,178	930
Amortization of loan origination costs into interest expense	373	394
Accretion of asset retirement obligations	114	103
Gain on disposal of property, plant and equipment	—	(25)
Loss from equity method investments	566	—
Changes in operating assets and liabilities:
Accounts receivable	(7,208)	(230)
Inventories	1,866	7,869
Prepaid expenses and other current assets	(168)	(632)
Other assets	332	683
Accounts payable	4,758	(4,630)
Accrued and other current liabilities	4,553	481
Due to sponsor	(1,076)	(2,574)
Net cash provided by (used in) operating activities	3,706	(4,239)
Investing activities:
Capital expenditures for property, plant and equipment	(20,380)	(13,441)
Cash paid for business acquisition	(140,000)	—
Cash paid for asset acquisition	(200,067)	—
Equity method investments	(4,168)	—
Net cash used in investing activities	(364,615)	(13,441)
Financing activities:
Proceeds from equity issuances, net	412,667	—
Repayment of long-term debt	(1,462)	(1,758)
Loan origination costs	—	(3)
Affiliate financing, net	456	12,437
Proceeds from participants in unit purchase programs	225	—
Net cash provided by financing activities	411,886	10,676
Net increase (decrease) in cash	50,977	(7,004)
Cash at beginning of period	4,521	13,242
Cash at end of period	$55,498	$6,238
Non-cash investing and financing activities:
Increase in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$13,842	$453
Estimated fair value of contingent consideration liability	$14,000	$—
Issuance of units for asset acquisition	$62,242	$—
Issuance of units under unit purchase programs	$1,576	$—
Decrease in accrued distribution equivalent rights	$(94)	$—
Due to sponsor balance converted into non-controlling interest	$116,417	$—
Expense paid by sponsor on behalf of Hi-Crush Blair LLC	$—	$1,652
Cash paid for interest, net of capitalized interest	$2,554	$3,246

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC, Hi-Crush Whitehall LLC and Other Assets. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Capital	Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at December 31, 2016 (a)	$—	$299,516	$299,516	$2,691	$302,207
Issuance of common units, net	—	412,667	412,667	—	412,667
Issuance of common units for asset acquisition	—	62,242	62,242	—	62,242
Issuance of common units to directors and employees	—	2,144	2,144	—	2,144
Unit-based compensation expense	—	1,051	1,051	—	1,051
Forfeiture of distribution equivalent rights	—	94	94	—	94
Conversion of advances to Hi-Crush Proppants LLC	—	—	—	116,417	116,417
Acquisition of Hi-Crush Whitehall LLC and Other Assets	—	(34,892)	(34,892)	(119,108)	(154,000)
Net loss	—	(6,831)	(6,831)	—	(6,831)
Balance at March 31, 2017	$—	$735,991	$735,991	$—	$735,991

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Whitehall LLC and Other Assets. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

1. Basis of Presentation and Use of Estimates
The accompanying unaudited interim Condensed Consolidated Financial Statements ("interim statements") of Hi-Crush Partners LP (together with its subsidiaries, the "Partnership", "we", "us" or "our") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments and disclosures necessary for a fair statement are reflected in the interim periods presented. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Partnership’s Consolidated Financial Statements for the year ended December 31, 2016, which are included in the Partnership’s Annual Report on Form 10-K filed with the SEC on February 21, 2017. The year-end balance sheet data was derived from the audited financial statements.
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
Hi-Crush Partners LP is a Delaware limited partnership formed on May 8, 2012 to acquire selected sand reserves and related processing and transportation facilities of Hi-Crush Proppants LLC. The Partnership is engaged in the excavation and processing of raw frac sand for use in hydraulic fracturing operations for oil and natural gas wells. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC, our general partner (the "General Partner" or "Hi-Crush GP"), and a 100% limited partner interest to Hi-Crush Proppants LLC (the "sponsor"), its organizational limited partner.
On August 9, 2016, the Partnership entered into a contribution agreement with the sponsor to acquire all of the outstanding membership interests in Hi-Crush Blair LLC ("Blair"), the entity that owned our sponsor's Blair facility, for $75,000 in cash, 7,053,292 of newly issued common units in the Partnership, and payment of up to $10,000 of contingent consideration (the "Blair Contribution"). The Partnership completed the acquisition of the Blair facility on August 31, 2016.
On February 23, 2017, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Hi-Crush Whitehall LLC ("Whitehall"), the entity that owned our sponsor’s Whitehall facility, the remaining 2.0% equity interest in Hi-Crush Augusta LLC ("Augusta"), and all of the outstanding membership interests in PDQ Properties LLC (together, the "Other Assets"), for $140,000 in cash and up to $65,000 of contingent consideration over a two-year period (the "Whitehall Contribution"). The Partnership completed this acquisition on March 15, 2017.
The Blair Contribution and Whitehall Contribution were accounted for as transactions between entities under common control whereby the net assets of Blair, Whitehall and Other Assets were recorded at their historical cost. Therefore, the Partnership's historical financial information was recast to combine Blair, Whitehall and Other Assets with the Partnership as if the combinations had been in effect since inception of the common control. Refer to Note 3 - Acquisitions for additional disclosure regarding the Blair Contribution and Whitehall Contribution.

2. Significant Accounting Policies
In addition to the significant accounting policies listed below, a comprehensive discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K filed with the SEC on February 21, 2017.
Accounts Receivable
Trade receivables relate to sales of raw frac sand and related services for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of March 31, 2017 and as of December 31, 2016, the Partnership maintained an allowance for doubtful accounts of $1,549.

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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Partnership performs an assessment of the recoverability of goodwill during the third quarter of each fiscal year, or more often if events or circumstances indicate the impairment of an asset may exist. Our assessment of goodwill is based on qualitative factors to determine whether the fair value of the reporting unit is more likely than not less than the carrying value. An additional quantitative impairment analysis is completed if the qualitative analysis indicates that the fair value is not substantially in excess of the carrying value. The quantitative analysis determines the fair value of the reporting unit based on the discounted cash flow method and relative market-based approaches. Refer to Note 11 - Impairments and Other Expenses for additional disclosure regarding goodwill.
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
On September 8, 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last-mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the well site. As of March 31, 2017, the Partnership's investment basis in PropX was $13,834, which is accounted for as an equity method investment as the Partnership has a non-controlling interest in PropX, but has the ability to exercise significant influence. During the three months ended March 31, 2017, the Partnership made capital contributions of $4,168 into PropX and incurred a loss of $566 from its proportionate share of PropX's net loss during the period.
Contingent Consideration
Accounting standards require that contingent consideration be recorded at fair value at the date of acquisition and revalued during subsequent reporting dates under the acquisition method of accounting.  In connection with its recent acquisitions of Blair and Whitehall and Other Assets from its sponsor, the Partnership has entered into certain contingent consideration arrangements.  As such transactions are between entities under common control, any differences between the calculated fair value, and the actual resulting payments in the future will be reflected as an equity adjustment to the deemed distributions associated with the acquisitions.
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
A substantial portion of our frac sand is sold to customers with whom we have long-term supply agreements, the current terms of which expire between 2017 and 2024. The agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase by the end of the defined cure periods, which can range from three months to the end of a contract year.
Transportation services revenues are recognized as the services have been completed, meaning the related services have been rendered. At that point, delivery of service has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured.
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $191,008 as of March 31, 2017, based on the market price quoted from external sources, compared with a carrying value of $194,000. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

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
As described in Note 1, the Partnership's historical financial information has been recast to combine Blair, Whitehall and Other Assets for all periods presented. The amounts of incremental income or losses recast to periods prior to the Blair Contribution and Whitehall Contribution are excluded from the calculation of net income per limited partner unit.
Income Taxes
The Partnership is a pass-through entity and is not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Condensed Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At March 31, 2017 and December 31, 2016, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2017-03 ("ASU 2017-03"), Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This update adds language to the SEC Staff Guidance in relation to ASU 2014-09, ASU 2016-02, and ASU 2016-13. This ASU 2017-03 provides the SEC Staff view that a registrant should consider additional quantitative and qualitative disclosures related to the previously mentioned ASUs in connection with the status and impact of their adoption. This guidance, which was effective immediately, did not have a material impact on our Consolidated Financial Statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01 ("ASU 2017-01"), Business Combinations (Topic 805): Clarifying the Definition of a Business. This update clarifies the definition of a business and provides additional guidance for determining whether transactions should be accounted for as acquisitions of assets or business and provides additional guidance for determining whether transactions should be accounted for as acquisitions of assets or businesses. The amendment will be effective for the Partnership beginning January 1, 2018, with early adoption permitted, and should be applied prospectively. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures, but does not anticipate that adoption will have a material impact on its financial position, results of operations or cash flows.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

3. Acquisitions
Asset Acquisition of Permian Basin Sand Reserves
On March 3, 2017, the Partnership completed an acquisition of Permian Basin Sand Company, LLC ("Permian Basin Sand") for total consideration of $200,000 in cash and 3,438,789 newly issued common units to the sellers, valued at $62,242 based on the closing price as of March 3, 2017. Permian Basin Sand owns a 1,226-acre frac sand reserve strategically positioned in the Permian Basin, located within 75 miles of significant Delaware and Midland Basin activity.
The acquisition of Permian Basin Sand was accounted for as an asset acquisition as the acquired assets did not constitute a business. The total purchase consideration of $262,809 is reflected as mining property within property, plant and equipment on the Condensed Consolidated Balance Sheet. The following table summarizes the total purchase consideration:

Cash paid to sellers	$200,000
Issuance of common units to sellers	62,242
Transactions costs associated with the acquisition	567
Cost of Permian Basin Sand acquisition	$262,809
The preliminary asset purchase price allocation is based on available information. Management is reviewing the valuation of the assets acquired and confirming the results to determine the final asset purchase price allocations, which are expected to be completed in the second quarter of 2017. The recognition of additional long-lived assets acquired, intangible assets or liabilities assumed may be identified as management completes its analysis and additional information is obtained about the facts and circumstances existing as of the asset acquisition date.
Acquisition of Hi-Crush Whitehall LLC and Other Assets
On February 23, 2017, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Whitehall and Other Assets, for $140,000 in cash and up to $65,000 of contingent consideration over a two-year period. The Partnership completed this acquisition on March 15, 2017. In connection with this acquisition, the Partnership incurred $516 of acquisition related costs during the three months ended March 31, 2017, included in general and administrative expenses.
The contingent consideration is based on the Partnership's adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") exceeding certain thresholds for each of the fiscal years ending December 31, 2017 and 2018. If those annual thresholds are met, the Partnership will pay an additional $20,000 for each threshold met or exceeded. If the Partnership exceeds a total threshold for the cumulative two-year period, then it will pay an additional $25,000, for an undiscounted total of up to $65,000 to be paid in cash or common units at the Partnership's discretion. As of March 15, 2017, the estimated fair value of the contingent consideration liability based on available information was $14,000, as reflected in other liabilities on our Condensed Consolidated Balance Sheet. Refer to Note 7 - Commitments and Contingencies for additional disclosure regarding the contingent consideration.
As a result of this transaction, the Partnership's historical financial information has been recast to combine the Consolidated Statements of Operations and the Consolidated Balance Sheets of the Partnership with those of Whitehall and Other Assets as if the combination had been in effect since inception of common control on August 16, 2012. Any material transactions between the Partnership, Whitehall and Other Assets have been eliminated. The balance of non-controlling interest as of December 31, 2016 includes the sponsor's interest in Whitehall and Other Assets prior to the combination. Except for the combination of the Consolidated Statements of Operations and the respective allocation of recast net income (loss), capital transactions between the sponsor and Whitehall and Other Assets prior to March 15, 2017 have not been allocated on a recast basis to the Partnership’s unitholders. Such transactions are presented within the non-controlling interest column in the Consolidated Statement of Partners' Capital as the Partnership and its unitholders would not have participated in these transactions.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

The following table summarizes the carrying value of the Whitehall and Other Assets net assets as of March 15, 2017, and the allocation of the purchase price:

Net assets of Hi-Crush Whitehall LLC and Other Assets as of March 15, 2017:
Cash	$198
Inventories	4,941
Prepaid expenses and other current assets	3
Property, plant and equipment	124,811
Accounts payable	(938)
Accrued liabilities and other current liabilities	(386)
Due to Hi-Crush Partners LP	(2,615)
Asset retirement obligation	(1,716)
Total carrying value of Whitehall and Other Assets net assets	$124,298

Allocation of purchase price
Carrying value of sponsor's non-controlling interest prior to Whitehall Contribution	$119,108
Excess purchase price over the acquired interest (a)	34,892
Cost of Whitehall and Other Assets acquisition	$154,000
(a) The deemed distribution attributable to the purchase price was allocated to the common unitholders and excludes the $14,000 estimated fair value of contingent consideration payable in the future.
Acquisition of Hi-Crush Blair LLC
On August 9, 2016, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Blair, the entity that owned our sponsor’s Blair facility, for $75,000 in cash, 7,053,292 of newly issued common units in the Partnership, and payment of up to $10,000 of contingent consideration (the "Blair Contribution"). The Partnership completed the acquisition of the Blair facility on August 31, 2016. In connection with this acquisition, the Partnership incurred $850 of acquisition related costs during the year ended December 31, 2016, included in general and administrative expenses.
The contingent consideration is based on the Partnership's adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") exceeding certain thresholds for each of the fiscal years ending December 31, 2017 and 2018. If the Partnership exceeds either or both of the respective thresholds, then it will pay an additional $5,000 for each threshold met or exceeded, for an undiscounted total of up to $10,000. As of August 31, 2016, the estimated fair value of the contingent consideration liability based on available information was $5,000, as reflected in other liabilities on our Condensed Consolidated Balance Sheet. Refer to Note 7 - Commitments and Contingencies for additional disclosure regarding the contingent consideration.
As a result of this transaction, the Partnership's historical financial information has been recast to combine the Condensed Consolidated Statements of Operations and the Condensed Consolidated Balance Sheets of the Partnership with those of Blair as if the combination had been in effect since inception of common control on July 31, 2014. Any material transactions between the Partnership and Blair have been eliminated. Except for the combination of the Condensed Consolidated Statements of Operations and the respective allocation of recast net income (loss), capital transactions between the sponsor and Blair prior to August 31, 2016 have not been allocated on a recast basis to the Partnership’s unitholders. Such transactions were allocated to non-controlling interest as the Partnership and its unitholders would not have participated in these transactions.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

The following table summarizes the carrying value of Blair's assets as of August 31, 2016, and the allocation of the purchase price:

Net assets of Hi-Crush Blair LLC as of August 31, 2016:
Cash	$75
Inventories	6,310
Prepaid expenses and other current assets	360
Due from Hi-Crush Partners LP	406
Property, plant and equipment	125,565
Other assets	700
Accounts payable	(5,653)
Accrued liabilities and other current liabilities	(2,269)
Due to sponsor	(311)
Due to Hi-Crush Partners LP	(1,240)
Asset retirement obligation	(380)
Total carrying value of Blair's net assets	$123,563

Allocation of purchase price
Carrying value of sponsor's non-controlling interest prior to Blair Contribution	$125,571
Excess carrying value over the purchase price of the acquired interest (a)	(45,571)
Cost of Blair acquisition	$80,000
(a) The deemed contribution attributable to the purchase price was allocated to the common unitholders and excludes the $5,000 estimated fair value of contingent consideration payable in the future.
Recast Financial Results
The following tables present, on a supplemental basis, our recast revenues, net income (loss), net income (loss) attributable to Hi-Crush Partners LP, and net income (loss) per limited partner unit giving effect to the Blair Contribution and Whitehall Contribution, as reconciled to the revenues, net income (loss), net income (loss) attributable to Hi-Crush Partners LP, and net income (loss) per limited partner unit of the Partnership.

	Three Months Ended March 31, 2017
	Partnership Historical	Whitehall and Other Assets through March 15, 2017	Eliminations	Partnership Recast (Supplemental)
Revenues	$83,364	$—	$—	$83,364
Net loss	$(5,386)	$(1,366)	$(79)	$(6,831)
Net loss attributable to Hi-Crush Partners LP	$(5,360)	$(1,392)	$(79)	$(6,831)
Net loss per limited partner unit - basic	$(0.07)			$(0.09)

	Three Months Ended March 31, 2016
	Partnership Historical	Blair	Whitehall and Other Assets	Eliminations	Partnership Recast (Supplemental)
Revenues	$52,148	$33	$7,104	$(7,137)	$52,148
Net income (loss)	$(51,517)	$(836)	$(229)	$82	$(52,500)
Net income (loss) attributable to Hi-Crush Partners LP	$(51,494)	$(836)	$(252)	$82	$(52,500)
Net loss per limited partner unit - basic	$(1.39)				$(1.42)

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

4. Inventories
Inventories consisted of the following:

	March 31, 2017	December 31, 2016
Raw material	$731	$—
Work-in-process	9,974	17,836
Finished goods	13,246	9,416
Spare parts	2,037	2,025
Inventories	$25,988	$29,277

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Buildings	$15,736	$16,929
Mining property and mine development	378,197	113,169
Plant and equipment	333,846	331,165
Rail and rail equipment	55,783	56,369
Transload facilities and equipment	78,736	78,105
Construction-in-progress	31,010	1,695
Property, plant and equipment	893,308	597,432
Less: Accumulated depreciation and depletion	(58,490)	(55,739)
Property, plant and equipment, net	$834,818	$541,693
Depreciation and depletion expense was $4,829 and $3,491 during the three months ended March 31, 2017 and 2016, respectively.
The Partnership recognized a gain on the disposal of fixed assets of $25 during the three months ended March 31, 2016, which was included in general and administrative expenses on our Condensed Consolidated Statements of Operations. The Partnership did not dispose of any fixed assets during the three months ended March 31, 2017.

6. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
Revolving Credit Agreement	$—	$—
Term Loan Credit Facility	194,000	194,500
Less: Unamortized original issue discount	(1,176)	(1,247)
Less: Unamortized debt issuance costs	(3,334)	(3,538)
Other notes payable	5,743	6,705
Total debt	195,233	196,420
Less: current portion of long-term debt	(2,520)	(2,962)
Long-term debt	$192,713	$193,458

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Revolving Credit Agreement
On April 28, 2014, the Partnership entered into an amended and restated credit agreement (the "Revolving Credit Agreement"), which matures on April 28, 2019. On November 5, 2015, the Partnership entered into a second amendment (the "Second Amendment") and on April 28, 2016, into a third amendment (the "Third Amendment"). On August 31, 2016, the Partnership entered into a fourth amendment to the Revolving Credit Agreement, which allowed for the Blair Contribution. On March 3, 2017, the Partnership entered into a fifth amendment to the Revolving Credit Agreement, which allowed for the Whitehall Contribution and the acquisition of Permian Basin Sand. As of March 31, 2017, the Revolving Credit Agreement, as amended, is a senior secured revolving credit facility that permits aggregate borrowings of up to $75,000, including a $25,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans. The outstanding balance of $52,500 under the Revolving Credit Agreement was paid in full as of June 30, 2016.
As of March 31, 2017, we had $59,681 of undrawn borrowing capacity ($75,000, net of $15,319 letter of credit commitments) and no indebtedness under our Revolving Credit Agreement.
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
The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. Due to declining market conditions, on November 5, 2015, the Partnership entered into the Second Amendment, which waives the compliance of customary financial covenants through June 29, 2017 (the "Effective Period"), after which the maximum leverage ratio is 5.0x for the fiscal quarter ending June 30, 2017 annualized, 4.5x for the six months ending September 30, 2017 annualized, 4.0x for the nine months ending December 31, 2017 annualized, and 3.5x for the twelve months ending March 31, 2018 and thereafter. After the Effective Period, the minimum interest coverage ratio, as defined, is 2.5x for each fiscal quarter ending on or after June 30, 2017. In addition, the Second Amendment established certain minimum quarterly EBITDA covenants and allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan during the Effective Period. On April 28, 2016, the Partnership entered into the Third Amendment, which waives the minimum quarterly EBITDA covenants and establishes a maximum EBITDA loss for the six months ending March 31, 2017.
We are in compliance with the amended covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future, and access our undrawn borrowing capacity under our Revolving Credit Agreement, is dependent primarily on achieving certain levels of EBITDA, as defined. We believe we will remain in compliance in 2017 with such covenants based on our forecasts for volumes, prices and EBITDA, which are above those experienced through the first quarter of 2017 and are consistent with the increasing sales volumes and prices we have experienced since March 31, 2017. The forecasted levels of EBITDA are based on our expectation of future volumes and price increases which are subject to risk and uncertainty regarding market conditions for proppant. There can be no assurance that the Partnership will achieve the volumes and pricing included in the forecasts and therefore achieve the planned levels of EBITDA in future periods. If the levels of EBITDA are not sufficient to meet the minimum amounts required for covenant compliance, an event of default could occur.
The Third Amendment also provides for an "equity cure" that can be applied to EBITDA covenant ratios for 2017 and all future periods. On January 4, 2017, the Partnership entered into an equity distribution program with certain financial institutions (each, a "Manager") under which we may sell, from time to time, through or to the Managers, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000 (See Note 8 - Equity).
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Term Loan Credit Facility
On April 28, 2014, the Partnership entered into a credit agreement (the "Term Loan Credit Agreement") providing for a senior secured term loan credit facility (the "Term Loan Credit Facility") that permits aggregate borrowings of up to $200,000, which has been fully drawn on April 28, 2014. The Term Loan Credit Agreement permits the Partnership, at its option, to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental term loan facility would be on terms to be agreed among the Partnership, the administrative agent and the lenders who agree to participate in the incremental facility. The maturity date of the Term Loan Credit Facility is April 28, 2021.
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
The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of March 31, 2017, we were in compliance with the terms of the agreement.
As of March 31, 2017, we had $189,490 indebtedness ($194,000, net of $1,176 of discounts and $3,334 of debt issuance costs) under our Term Loan Credit Facility, which carried an interest rate of 4.75%.
Other Notes Payable
On October 24, 2014, the Partnership entered into a purchase and sales agreement to acquire land and underlying frac sand deposits. During each of the years ended December 31, 2016, 2015 and 2014, the Partnership paid cash consideration of $2,500, and issued a three-year promissory note in the amount of $3,676, respectively, in connection with this agreement. The promissory notes accrue interest at rates equal to the applicable short-term federal rates. All principal and accrued interest is due and payable at the end of the respective three-year promissory note terms in December 2019, December 2018 and October 2017. However, the promissory notes are prepaid on a quarterly basis during the three-year terms if sand is extracted, delivered, sold and paid for from the properties.
During the three months ended March 31, 2017 and 2016, the Partnership made prepayments of $962 and $1,258, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. In April 2017, the Partnership made a prepayment of $520 based on the volume of sand extracted, delivered, sold and paid for through the first quarter of 2017. As of March 31, 2017, the Partnership had repaid in full the promissory note due in October 2017 and had $5,743 outstanding on our remaining promissory notes, which carried interest rates ranging from 0.56% to 0.74%.

7. Commitments and Contingencies
Customer Contracts
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to seven years. Through March 31, 2017, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Royalty Agreements
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $2,636 and $1,344 for the three months ended March 31, 2017 and 2016, respectively.
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
During the year ended December 31, 2016, the Partnership entered into an agreement to terminate certain existing royalty obligations for $6,750, of which $3,375 was paid in September 2016, with another payment scheduled for August 2017. As a result of this agreement, the Partnership reduced its ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. As part of this transaction, we recorded an asset of $6,750, as reflected in property, plant and equipment on the Condensed Consolidated Balance Sheet.
Property Value Guarantees
On February 7, 2012, we entered into a mining agreement with the town of Bridge Creek, Wisconsin ("Bridge Creek"). The agreement imposes certain restrictions and conditions upon the operation of our Augusta facility inclusive of a property value guaranty ("PVG"). Our obligation is limited to the 24 properties identified on the effective date of the agreement.
On August 19, 2013, we entered into a land use agreement with the town of Lincoln, Wisconsin ("Lincoln"). The agreement imposes certain restrictions and conditions upon the operation of our Whitehall facility inclusive of a PVG. Our obligation is limited to the 27 properties identified on the effective date of the agreement.
On January 15, 2015, we entered into a land use agreement with the town of Springfield, Wisconsin ("Springfield"). The agreement imposes certain restrictions and conditions upon the operation of our Blair facility inclusive of a PVG. Our obligation is limited to the 31 properties identified on the effective date of the agreement.
On February 16, 2015, we entered into a land use agreement with the town of Preston, Wisconsin ("Preston"). The agreement imposes certain restrictions and conditions upon the operation of our Blair facility inclusive of a PVG. Our obligation is limited to the 11 properties identified on the effective date of the agreement.
The respective PVGs establish a process whereby we guaranty fair market value to the owners of residential property specifically identified within the body of the PVG document. According to the terms of the PVGs, the property owner must notify us in the event they wish to sell the subject residence and up to 10 acres of land in the case of Bridge Creek and Lincoln and 20 acres of land in the agreements with Springfield and Preston. Upon such notice, the PVGs establish a process by which an appraisal is conducted and the subject property is appraised to establish fair market value and is listed with a real estate broker. In the event the property is sold within 180 days of listing, we agree to pay the owner any shortfall between the sales price and the established fair market value. In the event the property is not sold within the 180 day time frame, we are obligated to purchase the property for fair market value.
As of March 31, 2017, we have not accrued a liability related to the PVGs because it is not possible to estimate how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. As of March 31, 2017, the Partnership has paid $1,861 under these guarantees. The Partnership expects to pay approximately $450 for such guarantees in the second quarter of 2017.
Lease Obligations
The Partnership has long-term leases for railcars, equipment and certain of its terminals.
In the fourth quarter of 2016, the Partnership began leasing from PropX equipment manufactured and owned by PropX.  During the three months ended March 31, 2017, the Partnership incurred $265 of lease expense from PropX, which is reflected in cost of goods sold.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

As of March 31, 2017, future minimum operating lease payments and minimum purchase commitments are as follows:

Fiscal Year	Operating Leases	Minimum Purchase Commitments
2017 (nine months)	$20,042	$2,217
2018	28,818	2,956
2019	30,433	2,211
2020	27,670	2,296
2021	21,982	2,296
Thereafter	36,996	4,167
	$165,941	$16,143
In addition, the Partnership has placed orders for additional leased railcars. Such long-term operating leases commence upon the future delivery of 700 railcars, which are scheduled to be delivered during the second half of 2018.
Equity Method Investments
On September 8, 2016, the Partnership committed to investing up to $17,400 in PropX over the next year to 18 months for use in the manufacturing of containers and conveyor systems, among other things. As of March 31, 2017, the Partnership has funded $14,400 of its commitment to PropX, of which, $4,168 was funded during the first quarter of 2017.
Contingent Consideration
As described in Note 3 - Acquisitions, the Partnership may pay the sponsor up to $10,000 and $65,000 of contingent consideration related to the Blair Contribution and the Whitehall Contribution, respectively.  The payments are based on achievement of certain levels of Adjusted EBITDA in 2017 and 2018.  Achievement of these threshold levels of Adjusted EBITDA, as defined in each of the contribution agreements, will be dependent on the quantity of volumes sold and related prices, which are forecasted at levels above current market prices.  The Partnership’s ability to meet such thresholds will be affected by events and circumstances beyond its control.  If market or other economic conditions remain the same or deteriorate, the thresholds may not be met. If the thresholds are not attained during each of the contingency periods, no payment will be owed to the sponsor.  A 10% increase or decrease in the achievement of Adjusted EBITDA for the measurement periods could result in a range of potential payments under these arrangements which could differ from the estimated fair value of the liabilities currently reflected in the accompanying financial statements.  The following table outlines the fair value reflected in the financial statements, the range of minimum and maximum undiscounted payments, and a sensitivity calculation of what the current fair value would be based on achieving Adjusted EBITDA levels 10% above or below the Partnership’s current forecasted results.  Based on the significant estimates and assumptions included in the analysis, actual results could differ from these estimates.

		Undiscounted Payments		Sensitivity Analysis
Transaction	Carrying Value of Liability	Minimum	Maximum	-10% Adjusted EBITDA	+10% Adjusted EBITDA
Blair Contribution	$5,000	$—	$10,000	$5,000	$9,000
Whitehall Contribution	$14,000	$—	$65,000	$10,000	$29,000
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

8. Equity
As of March 31, 2017, our sponsor owned 20,693,643 common units, representing a 22.7% ownership interest in the limited partner units. In addition, our sponsor is the owner of our General Partner.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

During the three months ended March 31, 2017, the Partnership completed a public offering for a total of 23,575,000 common units, representing limited partnership interests in the Partnership for aggregate net proceeds of approximately $412,667. The net proceeds from these offerings were used to fund the Whitehall Contribution, the cash portion of the Permian Basin Sand asset acquisition and for general partnership purposes. In addition, the Partnership issued 3,438,789 common units as additional consideration for the Permian Basin Sand asset acquisition on March 3, 2017.
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
During the three months ended March 31, 2017 and 2016, no income was allocated to our holders of incentive distribution rights, respectively.
Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our limited partner unitholders and our holders of incentive distribution rights will receive.
On October 26, 2015, we announced the Board of Directors' decision to temporarily suspend the distribution payment to common unitholders. No quarterly distributions were declared for the first quarter of 2017, as the Partnership continued its distribution suspension.
Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Three Months Ended
	March 31,
	2017	2016
Basic common units outstanding	73,586,987	37,035,068
Potentially dilutive common units	—	—
Diluted common units outstanding	73,586,987	37,035,068
For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units. Incentive distribution rights are treated as participating securities.
Diluted earnings per unit excludes any dilutive awards granted (see Note 9 - Unit-Based Compensation) if their effect is anti-dilutive. During the three months ended March 31, 2017 and 2016, the Partnership incurred a net loss and, as a result, all 566,539 and 211,190, respectively, of potentially dilutive awards granted and outstanding were excluded from the diluted earnings per unit calculation.
Distributions made in future periods based on the current period calculation of cash available for distribution are allocated to each class of equity that will receive such distributions.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Each period, the Partnership determines the amount of cash available for distributions in accordance with the partnership agreement. The amount to be distributed to limited partner unitholders and incentive distribution rights holders is subject to the distribution waterfall in the partnership agreement. Net earnings or loss for the period are allocated to each class of partnership interest based on the distributions to be made.
As described in Note 1, the Partnership's historical financial information has been recast to combine Blair, Whitehall and Other Assets for all periods presented. The amounts of incremental income or losses recast to periods prior to the Blair Contribution and Whitehall Contribution are excluded from the calculation of net income per limited partner unit.
The following tables provide a reconciliation of net income (loss) and the assumed allocation of net income (loss) under the two-class method for purposes of computing net income (loss) per limited partner unit for the three months ended March 31, 2017 and 2016 (in thousands, except per unit amounts):

	Three Months Ended March 31, 2017
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(6,831)	(6,831)
Add back recast losses attributable to Whitehall and Other Assets through March 15, 2017	—	1,471	1,471
Assumed allocation of net loss	$—	$(5,360)	$(5,360)

Loss per limited partner unit - basic		$(0.07)
Loss per limited partner unit - diluted		$(0.07)

	Three Months Ended March 31, 2016
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(52,500)	(52,500)
Add back recast losses attributable to Blair	—	836	836
Add back recast losses attributable to Whitehall and Other Assets	—	170	170
Assumed allocation of net loss	$—	$(51,494)	$(51,494)

Loss per limited partner unit - basic		$(1.39)
Loss per limited partner unit - diluted		$(1.39)
Recast Equity Transactions
On March 15, 2017, in connection with the closing of the Whitehall Contribution, $116,417 of sponsor advances were converted to capital, as reflected in the non-controlling interest section of the Condensed Consolidated Statement of Partners' Capital.
During the three months ended March 31, 2016, the sponsor paid $1,652 of expenses on behalf of Blair. Such transactions were recognized within non-controlling interest of the Condensed Consolidated Statement of Partners' Capital.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

9. Unit-Based Compensation
Long-Term Incentive Plan
On August 21, 2012, Hi-Crush GP adopted the Hi-Crush Partners LP Long Term Incentive Plan (the "Plan") for employees, consultants and directors of Hi-Crush GP and those of its affiliates, including our sponsor, who perform services for the Partnership. The Plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The Plan limited the number of common units that may be issued pursuant to awards under the Plan to 1,364,035 units. The first amendment and restatement of the Plan was approved by our common unitholders and the number of common units under the Plan increased by an additional 2,700,000 common units effective as of September 21, 2016. After giving effect to the first amendment and restatement of the Plan, to the extent that an award is forfeited, cancelled, exercised, settled in cash, or otherwise terminates or expires without the actual delivery of common units pursuant to such awards, the common units subject to the award will again be available for new awards granted under the Plan; provided, however, that any common units withheld to cover a tax withholding obligation will not again be available for new awards under the Plan. The Plan is administered by Hi-Crush GP’s Board of Directors or a committee thereof.
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2016	201,521	$29.03
Forfeited	(31,126)	$61.34
Outstanding at March 31, 2017	170,395	$23.13
As of March 31, 2017, total compensation expense not yet recognized related to unvested PPUs was $1,889, with a weighted average remaining service period of 1.4 years.
Time-Based Phantom Units - Equity Settled
The Partnership has awarded Time-Based Phantom Units ("TPUs") pursuant to the Plan to certain employees which automatically vest if the employee remains employed at the end of the vesting period. The vesting period is a cliff or graded vesting, generally ranging over a three-year period. Each TPU represents the right to receive, upon vesting, one common unit representing limited partner interests in the Partnership. The TPUs are also entitled to forfeitable DERs, which accumulate during the vesting period and are paid in cash on the date of settlement. The fair value of each TPU is calculated based on the grant-date unit price and is amortized into compensation expense, reduced for an estimate of expected forfeitures, over the period of service corresponding with the vesting period. The following table presents information relative to our TPUs.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2016	378,260	$16.40
Vested	(6,666)	$4.55
Granted	24,550	$16.02
Outstanding at March 31, 2017	396,144	$16.57
As of March 31, 2017, total compensation expense not yet recognized related to unvested TPUs was $3,979, with a weighted average remaining service period of 2.2 years.
Board Unit Grants
The Partnership issued 29,148 and 103,377 common units to certain of its directors during the three months ended March 31, 2017 and 2016, respectively.
Unit Purchase Programs
The Partnership has unit purchase programs ("UPP") offered under the Plan. The UPPs provide participating employees and members of our board of directors the opportunity to purchase common units representing limited partner interests of the Partnership at a discount. Non-director employees contribute through payroll deductions up to 35% of the employee's eligible compensation during the applicable offering period. Directors contribute through cash contributions up to $150 in aggregate. If the closing price of the Partnership's common units on the purchase date is greater than or equal to the discount applied to the closing market price of our common units on a participant's applicable election date (the "Election Price"), then the participant will receive a number of common units equal to the amount of accumulated payroll deductions or cash contributions, as applicable (the "Contribution"), divided by the Election Price, capped at 20,000 common units. If the purchase date price is less than the Election Price, then the participant’s Contribution will be returned to the participant. On the date of election, the Partnership calculates the fair value of the discount, which is recognized as unit compensation expense on a straight-line basis during the period from election date through the date of purchase.
The offering period under the Partnership's UPP adopted in 2015 (the "2015 UPP") ended on February 28, 2017 with a 10% discount of the fair value of our common units on the applicable election date. The participants under the 2015 UPP purchased 300,090 common units at an average price of $5.49 on February 28, 2017.
During the first quarter of 2017, the offering period under the Partnership's UPP adopted in 2017 (the "2017 UPP") commenced, with a 15% discount of the fair value of our common units on the applicable election date and a purchase date of May 23, 2018. Based on the current elected contributions, the participants will have the right to purchase an aggregate of approximately 160,000 common units. As of March 31, 2017, total accumulated contributions of $225 from directors under the 2017 UPP is maintained within the accrued and other current liabilities line item on our Condensed Consolidated Balance Sheet.
Compensation Expense
The following table presents total unit-based compensation expense:

	Three Months Ended
	March 31,
	2017	2016
Performance Phantom Units	$374	$582
Time-Based Phantom Units	638	187
Director and other unit grants	127	122
Unit Purchase Programs	39	39
Total compensation expense	$1,178	$930

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

10. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the "Services Agreement") with our General Partner, Hi-Crush Services LLC ("Hi-Crush Services") and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended March 31, 2017 and 2016, the Partnership incurred $1,292 and $1,263, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of March 31, 2017, an outstanding balance of $542 payable to our sponsor is maintained as a current liability under the caption "Due to sponsor".
On September 8, 2016, the Partnership entered into an agreement to become a member of PropX, which is accounted for as an equity method investment. As of March 31, 2017 and December 31, 2016, the Partnership purchased $2,169 and $1,566, respectively, of equipment from PropX, which is reflected in property, plant and equipment. As of March 31, 2017 and December 31, 2016, the Partnership had accounts payable of $709 and $1,553, respectively, to PropX, which is reflected in accounts payable on our Condensed Consolidated Balance Sheet. In addition to equipment purchases, during the three months ended March 31, 2017, we incurred $265 of lease expense for the use of PropX equipment, which is reflected in cost of goods sold.
During the three months ended March 31, 2017 and 2016, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company ("Alston Companies"), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who is a director of our General Partner, has an ownership interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.

11. Impairments and Other Expenses
Our goodwill arose from the acquisition of D&I in 2013 and is therefore allocated to the D&I reporting unit. During the three months ended March 31, 2016, volumes sold through the D&I reporting unit declined below previously forecasted levels and pricing deteriorated. Industry demand for frac sand declined as the reported Baker Hughes oil rig count in North America fell to 362 rigs as of March 31, 2016, marking a 2016 year-to-date decline of more than 30%. Our customers faced uncertainty related to activity levels and reduced their active frac crews, resulting in declines in well completion activity. Therefore, as of March 31, 2016, we determined that the state of market conditions and activity levels indicated that an impairment of goodwill may exist. As a result, we assessed qualitative factors and determined that we could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the goodwill as of March 31, 2016, based on the weighted average valuation across several income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the three months ended March 31, 2016 and the pricing, costs structures and market conditions existing as of March 31, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discount rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the Step 1 and Step 2 valuation exercises, it was determined that an impairment loss of all goodwill was incurred, which was equal to the difference between the carrying value and estimated fair value of goodwill. During the three months ended March 31, 2016, the Partnership recognized a $33,745 impairment loss of all goodwill.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

We recognized impairments and other expenses as outlined in the following table:

	Three Months Ended
	March 31,
	2017	2016
Impairment of Goodwill	$—	$33,745
Severance, retention and relocation	—	2
Impairments and other expenses	$—	$33,747

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and accompanying notes in "Item 1. Financial Statements" contained herein and our audited financial statements as of December 31, 2016, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 21, 2017. The information provided below supplements, but does not form part of, our unaudited condensed financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See "Forward-Looking Statements" in this Quarterly Report on Form 10-Q. All amounts are presented in thousands except tonnage, acreage or per unit data, or where otherwise noted.
Overview
We are an integrated producer, transporter, marketer and distributor of high-quality monocrystalline sand, a specialized mineral that is used as a proppant to enhance the recovery rates of hydrocarbons from oil and natural gas wells. Our reserves, are primarily located in Wisconsin, consisting of "Northern White" raw frac sand, a resource that exists predominately in Wisconsin and limited portions of the upper Midwest region of the United States. In March 2017, we acquired regional raw frac sand reserves located in the Permian Basin and are currently constructing a 3,000,000 ton per year production facility expected to be in operation in the third quarter of 2017. Once completed, we will own and operate 13,400,000 tons per year of frac sand production capacity. Our Wisconsin reserves are strategically located with direct access to major U.S. railroads for efficient distribution to in-basin terminals, while our Texas reserves are positioned within close proximity to significant basin activity for advantaged truck transportation. We own and operate a network of strategically located terminals and an integrated distribution system throughout North America, including our PropStreamTM integrated logistics solution, which delivers proppant into the blender at the well site.
We sell a substantial portion of the frac sand we produce to customers with whom we have long-term contracts. We continue to provide contract customers with temporary market pricing arrangements at a discount to the contracted pricing levels. We are in discussions with various existing and potential customers regarding new long-term contracts for varying terms and volume commitments. As of April 1, 2017, the average remaining contractual term was 4.0 years with remaining terms ranging from 5 to 93 months.
Our Assets and Operations
We own and operate the 971-acre facility with approximately 32,000 feet of integrated rail infrastructure, located in Wyeville, Wisconsin (the "Wyeville facility") and, as of December 31, 2016, contained 76.4 million tons of proven recoverable reserves of frac sand. The Wyeville facility, completed in June 2011 and expanded in 2012, has an annual processing capacity of approximately 1,850,000 tons of frac sand per year.
We own and operate the 1,187-acre facility with approximately 28,800 feet of integrated rail infrastructure, located in Eau Claire County, Wisconsin (the "Augusta facility") and, as of December 31, 2016, contained 40.9 million tons of proven recoverable reserves of frac sand. We completed construction of the Augusta facility in June 2012 and expanded in 2014. The Augusta facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. During September 2016, the Partnership resumed production at its Augusta facility, which was temporarily idled in October 2015 as a result of market conditions.
We own and operate the 1,285-acre facility with approximately 43,000 feet of integrated rail infrastructure, located near Blair, Wisconsin (the "Blair facility") and, as of December 31, 2016, contained 117.7 million tons of proven recoverable reserves of frac sand. We completed construction of the Blair facility in March 2016. The Blair facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year.
We own and operate the 1,447-acre facility with approximately 30,000 feet of integrated rail infrastructure, located near Independence, Wisconsin and Whitehall, Wisconsin (the "Whitehall facility"), and as of December 31, 2016, contained 80.7 million tons of proven recoverable reserves of frac sand. The Whitehall facility, completed in the third quarter of 2014, is capable of delivering approximately 2,860,000 tons of frac sand per year. The Whitehall facility was temporarily idled during the second quarter of 2016 and resumed production in March 2017.
According to John T. Boyd Company ("John T. Boyd"), our proven reserves at our four facilities consist of Northern White sand exceeding American Petroleum Institute ("API") specifications. Analysis of sand at our facilities by independent third-party testing companies indicates that they demonstrate characteristics exceeding of API specifications with regard to crush strength, turbidity and roundness and sphericity. Based on third-party reserve reports by John T. Boyd, as of December 31, 2016, we have an implied average reserve life of 30 years, assuming production at the rated capacity of 10,430,000 tons of frac sand per year.

In March 2017, we acquired a 1,226-acre frac sand reserve, located near Kermit, Texas, strategically positioned in the Permian Basin, within 75 miles of significant Delaware and Midland Basin activity. As of December 31, 2016, the reserves contained 55.5 million tons of proven recoverable reserves of 100 mesh frac sand. We have commenced construction of our fifth on-site processing plant capable of producing 3,000,000 tons per year (the "Kermit facility"). Total cost for construction of the Kermit production facility is expected to be in the range of $45,000 to $50,000, with an in-service date planned during the third quarter of 2017.
As of March 31, 2017, we own or operate 11 terminal locations throughout Colorado, Pennsylvania, Ohio, New York and Texas, of which three are temporarily idled and six are capable of accommodating unit trains. Our terminals include approximately 74,000 tons of rail storage capacity and approximately 120,000 tons of silo storage capacity.
We are continuously looking to increase the number of terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of March 31, 2017, we leased or owned 4,180 railcars used to transport our sand from origin to destination and managed a fleet of 944 additional railcars dedicated to our facilities by our customers or the Class I railroads. As of March 31, 2017, we had no railcars idled and held in storage.
In September 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last-mile logistics equipment for the proppant industry. In October 2016, the Partnership announced the successful pilot test of its PropStream integrated logistics solution, which involves loading frac sand at in-basin terminals into PropX containers before being transported by truck to the well site. At the well site, we believe the proprietary conveyor system ("PropBeast™") significantly reduces noise and dust emissions due to its fully enclosed environment. As of March 31, 2017, we owned 8 PropBeast conveyors and leased 400 containers from PropX.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts which have current terms expiring between 2017 and 2024. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product and the price per ton. During the three months ended March 31, 2017, we continued to provide contract customers with temporary market pricing arrangements at a discount to the contracted pricing levels. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. Delivery of sand to our customers may occur at the rail origin, terminal or well site.
Due to sustained freezing temperatures in the Wisconsin area of operation during winter months, it is industry practice to halt excavation activities and operation of the wet plant during those months. As a result, we excavate and wash sand in excess of current delivery requirements during the months when our four Wisconsin facilities are operational. This excess sand is placed in stockpiles that feed the dry plant and fill customer orders throughout the year.
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
We pay royalties to third parties at our facilities at various rates, as defined in the individual royalty agreements. During the third quarter of 2016, the Partnership entered into an agreement to terminate certain existing royalty agreements for $6,750, of which $3,375 was paid during September 2016, with another payment scheduled for August 2017. As a result of this agreement, the Partnership reduced its ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. We currently pay an aggregate rate up to $5.15 per ton of sand excavated, delivered to and paid for by our customers.

The principal expenses involved in distribution of processed sand from our on-site rail facilities are freight charges, fuel surcharges, railcar lease expense, terminal switch fees, demurrage costs, storage fees, transload fees, labor, facility rent and, on occasion, the cost of purchased sand. The principal expenses involved in delivering sand to the well site are costs associated with trucking, container rent, labor and other operating expenses associated with handling the product from the terminal to the well site.
We purchase sand through a long-term supply agreement with a third party at a specified price per ton and also through the spot market. We incur transportation costs including trucking, rail freight charges and fuel surcharges when transporting our sand from its origin to destination. We utilize multiple railroads to transport our sand and such transportation costs are typically negotiated through long-term working relationships.
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
How We Evaluate Our Operations
We utilize various financial and operational measures to evaluate our operations. Management measures the performance of the Partnership through performance indicators, including gross profit, contribution margin, earnings before interest, taxes, depreciation and amortization ("EBITDA"), Adjusted EBITDA and distributable cash flow.
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
EBITDA, Adjusted EBITDA and Distributable Cash Flow
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) plus depreciation, depletion and amortization and interest and debt expense, net of interest income. We define Adjusted EBITDA as EBITDA, adjusted for earnings (loss) from equity method investments and any non-cash impairments of long-lived assets and goodwill. We define distributable cash flow as Adjusted EBITDA less cash paid for interest expense and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and non-cash unit-based compensation. We use distributable cash flow as a performance metric to compare cash generating performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow will not reflect changes in working capital balances. EBITDA and Adjusted EBITDA are supplemental measures utilized by our management and other users of our financial statements, such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.
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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Reconciliation of distributable cash flow to net loss:
Net loss	$(6,831)	$(52,500)
Depreciation and depletion expense	4,829	3,491
Amortization expense	420	420
Interest expense	2,927	3,640
EBITDA	1,345	(44,949)
Loss from equity method investments	566	—
Non-cash impairment of goodwill	—	33,745
Adjusted EBITDA	1,911	(11,204)
Less: Cash interest paid	(2,554)	(3,246)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(1,845)	(1,245)
Add: Accretion of asset retirement obligations	114	103
Add: Unit-based compensation	1,178	930
Distributable cash flow	(1,196)	(14,662)
Adjusted for: Distributable cash flow attributable to assets contributed by the sponsor, prior to the period in which the contribution occurred (b)	1,247	835
Distributable cash flow attributable to Hi-Crush Partners LP	51	(13,827)
Less: Distributable cash flow attributable to holders of incentive distribution rights	—	—
Distributable cash flow attributable to limited partner unitholders	$51	$(13,827)

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

(b)
The Partnership's historical financial information has been recast to consolidate Hi-Crush Blair LLC, Hi-Crush Whitehall LLC, 2.0% equity interest in Hi-Crush Augusta LLC and PDQ Properties LLC for the periods leading up to their contribution into the Partnership. For purposes of calculating distributable cash flow attributable to Hi-Crush Partners LP, the Partnership excludes the incremental amount of recast distributable cash flow earned during the periods prior to the contributions.

Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future principally for the following reasons:

•
During 2015 and 2016, we provided significant price concessions and waivers under our contracts. Beginning in August 2014 and continuing through the second quarter of 2016, oil and natural gas prices declined dramatically and persisted at levels well below those experienced during the middle of 2014. In 2015, as a result of the market dynamics existing during the year and continuing in the first half of 2016, we provided market-based pricing to our contract customers and/or waivers of minimum volume purchase requirements, in certain circumstances in exchange for, among other things, additional term and/or volume. Market pricing for sand began to stabilize late in the third quarter of 2016, but we continue to deliver sand at prices below those provided for in our existing contracts, negatively affecting our revenues, net income and cash generated from operations.

•
Our Augusta production facility was temporarily idled from October 2015 through August 2016. In October 2015, we temporarily idled our Augusta production facility, which has a higher cost structure than our other production facilities. During September 2016, the Partnership resumed production at the Augusta facility, resulting in an increase in volumes produced and delivered during the three months ended March 31, 2017 as compared to the same period of 2016.

•
Our Whitehall production facility was temporarily idled from the second quarter of 2016 through March 2017. The Whitehall facility was temporarily idled during the second quarter of 2016. The Partnership resumed production at the Whitehall facility in March 2017, resulting in a decrease in volumes produced and delivered during the three months ended March 31, 2017 as compared to the same period of 2016.

•
We completed construction of our Blair production facility in March 2016. We completed construction of our Blair facility in March 2016. Accordingly, our financial statements through March 31, 2016 includes minimal sales and operations generated from our Blair facility.

•
We impaired our goodwill during the first quarter of 2016.  During the three months ended March 31, 2016, we completed an impairment assessment of our goodwill. As a result of the assessment, we estimated the fair value of our goodwill and determined that it was less than its carrying value, resulting in an impairment of $33,745.

•
We incurred bad debt expense in connection with a customer’s bankruptcy filing. We incurred bad debt expense of $8,236 during the three months ended March 31, 2016, principally as a result of a spot customer filing for bankruptcy.

•
Our outstanding balance under the Revolving Credit Agreement was paid in full. During the second quarter of 2016, we repaid the outstanding balance under our Revolving Credit Agreement. During the first quarter of 2017, we did not have any indebtedness outstanding under our Revolving Credit Agreement. As a result, our interest expense was less during the first quarter of 2017 as compared to the same period of 2016.

•
During the fourth quarter of 2016, we launched PropStream, our integrated logistics solution, which delivers proppant into the blender at the well site. Accordingly, our financial statements through March 31, 2016 do not include any sales or operations generated from PropStream.

Market Conditions
Exploration and production activity during the first quarter of 2017 has been increasing, as demonstrated by the improvements in the reported Baker Hughes oil rig count in North America from a low of 316 rigs in May 2016 to 662 rigs as of March 31, 2017. While still significantly below the high of 1,589 rigs in August 2014, drilling and completions efficiencies have continued to improve such that the energy industry views 900 rigs as being capable of generating the same amount of completion and service intensity as 2,000 rigs did in 2014. The energy industry's outlook for 2017 activity levels includes stable and increasing oil prices, continued increases in rig count close to 900 by the end of 2017 and increasing from there to an average above 950 in 2018. Well completion activity would similarly be expected to increase over the next several quarters, which, when coupled with higher usage of frac sand per well, should result in an increased strong positive influence on demand for raw frac sand.
Frac sand supply is expected to fall short of the demand through the coming months and quarters. While stated capacity may exceed the expectations for frac sand demand, the available capacity is constrained due to 1) availability of the grades of sand that are currently in demand, 2) general operating conditions and normal downtime, 3) production costs that are in excess of current pricing uneconomic production and 4) logistics constraints. The industry is adding capacity over the next 12-18 months, however, we do not except such supply to be available in the volume or timeframe needed to meet the ever increasing demand.
As a result of increasing demand for raw frac sand, primarily due to the winter limitations on producing wet sand for processing at many facilities, pricing began to stabilize in the third quarter of 2016 and increased in the fourth quarter of 2016, although remaining near historically low levels. As constraints on supply were exacerbated in the first quarter of 2017 pricing rose quickly and is still increasing, although at a slower pace than experienced in the first quarter of 2017. While the outlook for pricing of raw frac sand in 2017 is uncertain, given the expectation for increased oil and natural gas exploration and production activity in North America, coupled with the increased frac sand demand per well, and the limitations to increase sand supply noted above, we believe frac sand pricing is likely to continue to rise and be more favorable in 2017.
During 2015 and 2016, we took several steps to ensure we continued to deliver low-cost solutions to our customers. As we began to see increasing demand for frac sand, we prepared our idled facilities, Whitehall and the Augusta wet plant, to resume operations late in the first quarter of 2017. During the past two years, we continued to invest in terminal operations to reduce our cost of delivering sand in-basin. During the first quarter of 2017, we fully re-staffed our facilities and removed all railcars from long-term storage. As we move into the second quarter of 2017, all four of our Wisconsin frac sand facilities are in operation, and we are making significant progress on the construction of our Kermit facility to add an additional 3,000,000 tons per year of 100 mesh sand capacity in the most active basin.

The following table presents sales, volume and pricing comparisons for the first quarter of 2017, as compared to the fourth quarter of 2016:

	Three Months Ended
	March 31,	December 31,		Percentage
	2017	2016	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$83,268	$66,037	$17,231	26%
Tons sold	1,384,887	1,358,511	26,376	2%
Percentage of volumes sold in-basin	69%	57%	12%	21%
Average price per ton sold	$60	$49	$11	22%
We continued to sell sand at spot pricing during the first quarter of 2017, and experienced pricing improvements relative to contract prices. Our average sales price per ton sold increased to $60 per ton in the first quarter of 2017 from $49 per ton in the fourth quarter of 2016, due to an increased percentage of total sales made in-basin, as well as improved pricing. Revenues increased due to the sequential increase in sales volumes, combined with the generally higher pricing and increased percentage of higher-priced volumes sold in-basin during the first quarter of 2017.
Results of Operations
The following table presents revenues and expenses for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Revenues	$83,364	$52,148
Costs of goods sold:
Production costs	22,172	13,185
Logistic costs	49,911	35,482
Depreciation, depletion and amortization	4,828	3,488
Gross profit (loss)	6,453	(7)
Operating costs and expenses	9,791	48,853
Loss from operations	(3,338)	(48,860)
Other income (expense):
Loss from equity method investments	(566)	—
Interest expense	(2,927)	(3,640)
Net loss	$(6,831)	$(52,500)
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues
The following table presents sales, volume and pricing comparisons for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016:

	Three Months Ended
	March 31,			Percentage
	2017	2016	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$83,268	$51,897	$31,371	60%
Tons sold	1,384,887	962,998	421,889	44%
Percentage of volumes sold in-basin	69%	59%	10%	17%
Average price per ton sold	$60	$54	$6	11%

Revenues generated from the sale of frac sand were $83,268 and $51,897 for the three months ended March 31, 2017 and 2016, respectively, during which we sold 1,384,887 and 962,998 tons of frac sand, respectively. Average sales price per ton was $60 and $54 for the three months ended March 31, 2017 and 2016, respectively. The average sales price between the two periods differs due to changes in industry sales price trends, partially offset by the mix in pricing of FOB plant and in-basin volumes (69% and 59% of tons were sold in-basin for the three months ended March 31, 2017 and 2016, respectively). Pricing in the first quarter of 2017 was rising throughout the three month period and generally was higher than the first quarter of 2016, during which pricing was declining month over month. Other revenue related to transload and terminaling, silo leases and other services was $96 and $251 for the three months ended March 31, 2017 and 2016, respectively.
Costs of goods sold – Production costs
We incurred production costs of $22,172 and $13,185 for the three months ended March 31, 2017 and 2016, respectively. The principal components of our production costs are excavation costs, plant operating costs, royalties, and as necessary, the cost of purchased sand. The increase in production costs for the three months ended March 31, 2017 was primarily attributable to an increase in volumes being produced and delivered from our production facilities compared to the same period in 2016, coupled with additional repairs and maintenance costs as we performed maintenance on the Augusta and Whitehall wet plants to resume washing operations in March 2017.
Costs of goods sold – Logistic costs
We incurred logistics costs of $49,911 and $35,482, for the three months ended March 31, 2017 and 2016, respectively, reflecting an increase in volumes sold in-basin and at the well site. The principal components of logistics costs are the cost of freight and fuel surcharges, railcar lease and switch costs.  These transportation related charges are capitalized as a component of finished goods inventory held in-basin and are reflected in cost of goods sold when the inventory is eventually sold in-basin or at the well site.  Other logistics cost components, including transload fees, storage costs, and terminal operational costs, such as labor and rent, are charged to costs of goods sold in the period in which they are incurred.  During the three months ended March 31, 2017, we incurred $794 of costs associated with the storage of idled railcars and one-time costs to remove our remaining railcars out of storage and back into service, as compared to $669 for storage of idled railcars for the same period in 2016.
Costs of goods sold – Depreciation, depletion and amortization of intangible assets
For the three months ended March 31, 2017 and 2016, we incurred $4,828 and $3,488, respectively, of depreciation, depletion and amortization expense. The increase was primarily driven by an increased asset base as the Blair facility, terminal facilities in Colorado and Texas, and PropStream equipment were all placed in-service subsequent to the first quarter of 2016.
Gross Profit (Loss)
Gross profit was $6,453 for the three months ended March 31, 2017, compared to gross loss of $(7) for the three months ended March 31, 2016. Gross profit (loss) percentage increased to 7.7% in the first three months of 2017 from (0.0%) in the first three months of 2016. The increase was primarily driven by increased prices and volumes in the first quarter of 2017.
Operating Costs and Expenses
For the three months ended March 31, 2017, we incurred total operating costs and expenses of $9,791 primarily attributable to general and administrative expenses of $9,677. For the three months ended March 31, 2016, we incurred total operating costs and expenses of $48,853, which included general and administrative expenses of $15,003 and impairments and other expenses of $33,747 related to the impairment of goodwill. The decrease in general and administrative expenses from the first quarter of 2016 compared to the first quarter of 2017 was primarily attributable to $8,236 increase in bad debt expense associated with a spot customer filing for bankruptcy in the first quarter of 2016 offset by additional headcount in the first quarter of 2017. In the first quarter of 2017, the Partnership incurred $516 of acquisition related costs associated with the Whitehall Contribution and $325 of other business development costs.
Loss from equity method investments
During the three months ended March 31, 2017, the Partnership incurred a loss of $566 from our equity method investment in PropX representing our proportionate share of PropX's net loss during the period. The loss was driven by initial start-up and legal costs incurred since the formation of the joint venture in September 2016.
Interest Expense
Interest expense was $2,927 and $3,640 for the three months ended March 31, 2017 and 2016, respectively, principally associated with the interest on our term loan. The decrease in interest expense during the 2017 period was primarily driven by the payment in full of the outstanding balance on our revolver in the second quarter of 2016.
Net Income (Loss)
Net loss was $6,831 for the three months ended March 31, 2017, compared to net loss of $52,500 for the three months ended March 31, 2016.

Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our Revolving Credit Agreement, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of April 24, 2017, our sources of liquidity consisted of $59,957 of available cash and $59,681 pursuant to available borrowings under our Revolving Credit Agreement ($75,000, net of $15,319 letter of credit commitments) and had no indebtedness. In addition, we have a $200,000 senior secured term loan facility which permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. We also have entered into an equity distribution program under which we may sell, from time to time, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. Our General Partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, capital expenditures, funding debt service obligations and making distributions to our unitholders. On October 26, 2015, our General Partner’s board of directors announced the temporary suspension of our quarterly distribution to common unitholders in order to conserve cash and preserve liquidity. The General Partner's board of directors plans to reinstate the distribution as market conditions improve, although the timing of such action is uncertain.
Revolving Credit Agreement and Senior Secured Term Loan Facility
As of April 24, 2017, we have a $75,000 senior secured Revolving Credit Agreement, which matures in April 2019. As of April 24, 2017, we had $59,681 of undrawn borrowing capacity ($75,000, net of $15,319 letter of credit commitments) and had no indebtedness under our Revolving Credit Agreement. The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. Due to declining market conditions, on November 5, 2015, the Partnership entered into the Second Amendment, which waives the compliance of customary financial covenants through June 29, 2017 (the "Effective Period"), after which the maximum leverage ratio is 5.0x for the fiscal quarter ending June 30, 2017 annualized, 4.5x for the six months ending September 30, 2017 annualized, 4.0x for the nine months ending December 31, 2017 annualized, and 3.5x for the twelve months ending March 31, 2018 and thereafter. After the Effective Period, the minimum interest coverage ratio, as defined, is 2.5x for each fiscal quarter ending on or after June 30, 2017. In addition, the Second Amendment established certain minimum quarterly EBITDA covenants and allows distributions to unitholders up to 50% of quarterly distributable cash flow after quarterly debt payments on the term loan during the Effective Period. On April 28, 2016, the Partnership entered into the Third Amendment, which waives the minimum quarterly EBITDA covenants and establishes a maximum EBITDA loss for the six months ending March 31, 2017.
We are in compliance with the amended covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future, and access our undrawn borrowing capacity under our Revolving Credit Agreement, is dependent primarily on achieving certain levels of EBITDA, as defined. We believe we will remain in compliance in 2017 with such covenants based on our forecasts for volumes, prices and EBITDA, which are above those experienced through the first quarter of 2017 and are consistent with the increasing sales volumes and prices we have experienced since March 31, 2017. The forecasted levels of EBITDA are based on our expectation of future volumes and price increases which are subject to risk and uncertainty regarding market conditions for proppant. There can be no assurance that the Partnership will achieve the volumes and pricing included in the forecasts and therefore achieve the planned levels of EBITDA in future periods. If the levels of EBITDA are not sufficient to meet the minimum amounts required for covenant compliance, an event of default could occur.
As of April 24, 2017, we have a $200,000 senior secured term loan facility, which matures in April 2021. As of April 24, 2017, the senior secured term loan facility was fully drawn with a $194,000 balance outstanding. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility. Borrowings under our senior secured term loan facility are secured by substantially all of our assets.
For additional information regarding our Revolving Credit Agreement and our senior secured term loan facility, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Ratings
As of April 24, 2017, the credit rating of the Partnership’s senior secured term loan credit facility was B from Standard and Poor’s and Caa1 from Moody’s.

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
Equity Distribution Agreement
On January 4, 2017, the Partnership entered into an equity distribution program with certain financial institutions (each, a "Manager") under which we may sell, from time to time, through or to the Managers, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. As of April 24, 2017, the Partnership had not issued any common units under this equity distribution program.
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
Capital Requirements
Capital expenditures totaled $20,380 during the three months ended March 31, 2017, related to costs associated with the construction of our Kermit facility and a new terminal facility, among other projects. We plan to spend $115,000 to $125,000 in 2017 related to the construction of our Kermit facility, our new terminal facility in Pecos, Texas, equipment for the PropStream integrated logistics solution and overburden removal, among other projects. In addition, we have committed to investing up to $17,400 in PropX, of which $14,400 has been funded as of March 31, 2017.
Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Partnership's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestures or organic capital expenditures. As of March 31, 2017, we had a positive working capital balance of $38,624 as compared to a deficit of $(61,233) at December 31, 2016. The deficit as of December 31, 2016, was driven by $115,961 of cumulative advances received from our sponsor to finance the construction of the Whitehall facility.
The following table summarizes our working capital as of the dates indicated.

	March 31, 2017	December 31, 2016
Current assets:
Accounts receivable, net	$60,042	$52,834
Inventories	25,988	29,277
Prepaid and other current assets	3,253	2,716
Total current assets	89,283	84,827
Current liabilities:
Accounts payable	37,864	19,264
Accrued and other current liabilities	12,253	8,155
Due to sponsor	542	118,641
Total current liabilities	50,659	146,060
Working capital (deficit)	$38,624	$(61,233)
Accounts receivable increased $7,208 during the three months ended March 31, 2017, reflecting increased volumes and improved pricing as compared to the fourth quarter of 2016.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. The decrease in our inventory of $3,289 was primarily driven by wintertime depletion of the washed sand stockpiles at our Wisconsin production facilities offset by an increase in-basin finished goods inventory on hand at March 31, 2017 as compared to December 31, 2016.

Accounts payable and accrued liabilities increased by $22,698 on a combined basis, primarily due to an increase in outstanding payables associated with capital projects and resumption of mining at all four Wisconsin production facilities.
Our balance due to our sponsor decreased $118,099 during the three months ended March 31, 2017, primarily as a result of $116,417 of sponsor advances converting to capital on March 15, 2017, in connection with the closing of the Whitehall Contribution.
The following table provides a summary of our cash flows for the periods indicated.

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$3,706	$(4,239)
Investing activities	(364,615)	(13,441)
Financing activities	411,886	10,676
Cash Flows - Three Months Ended March 31, 2017 and 2016
Operating Activities
Net cash provided by operating activities was $3,706 for the three months ended March 31, 2017, compared to net cash used in operating activities of $4,239 for the three months ended March 31, 2016. Operating cash flows include a net loss of $6,831 and $52,500 during the three months ended March 31, 2017 and 2016, respectively, adjusted for non-cash operating expenses and the changes in operating assets and liabilities described above. The increase in cash flows from operations was primarily attributable to increased gross profit margins in the first quarter of 2017 as compared to the first quarter of 2016.
Investing Activities
Net cash used in investing activities was $364,615 for the three months ended March 31, 2017, and consisted of the $140,000 cost of the Whitehall Contribution, $200,067 cost of the Permian Basin Sand asset acquisition, $4,168 of equity method investments and $20,380 of capital expenditures related to the construction of our Kermit facility and our new terminal facility in Pecos, Texas.
Net cash used in investing activities was $13,441 for the three months ended March 31, 2016, and primarily consisted of capital expenditures related to the completion of the Blair facility and construction of distribution terminal facilities in Colorado and Texas.
Financing Activities
Net cash provided by financing activities was $411,886 for the three months ended March 31, 2017, and was comprised of $412,667 net proceeds from the issuance of 23,575,000 common units, $456 of advances received from our sponsor, $225 of proceeds from participants in our unit purchase program, offset by $1,462 of repayments on other long-term debt.
Net cash provided by financing activities was $10,676 for the three months ended March 31, 2016, and was primarily attributable to $12,437 of advances received from our sponsor, offset by $1,758 of repayments on our long-term debt.
Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "may," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "hope," "plan," "estimate," "anticipate," "believe," "project," "budget," "potential," or "continue," and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 21, 2017. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and as such should not consider the following to be a complete list of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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
Interest Rate Risk
As of March 31, 2017, we had $199,743 of principal outstanding under our senior secured term loan facility and other notes payable, with an effective interest rate of 4.63%. Assuming no change in the amounts outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $926 per year.
Credit Risk – Customer Concentration
During the three months ended March 31, 2017, approximately 57% of our revenues were earned from our three largest customers. Our customers are generally pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or we are unable to renew or replace these customer relationships, our gross profit and cash flows may be adversely affected.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2017-03 ("ASU 2017-03"), Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This update adds language to the SEC Staff Guidance in relation to ASU 2014-09, ASU 2016-02, and ASU 2016-13. This ASU 2017-03 provides the SEC Staff view that a registrant should consider additional quantitative and qualitative disclosures related to the previously mentioned ASUs in connection with the status and impact of their adoption. This guidance, which was effective immediately, did not have a material impact on our Consolidated Financial Statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01 ("ASU 2017-01"), Business Combinations (Topic 805): Clarifying the Definition of a Business. This update clarifies the definition of a business and provides additional guidance for determining whether transactions should be accounted for as acquisitions of assets or businesses. The amendment will be effective for the Partnership beginning January 1, 2018, with early adoption permitted, and should be applied prospectively. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures, but does not anticipate that adoption will have a material impact on its financial position, results of operations or cash flows.
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
Contingent Consideration
Accounting standards require that contingent consideration be recorded at fair value at the date of acquisition and revalued during subsequent reporting dates under the acquisition method of accounting.  In connection with its recent acquisitions of Blair and Whitehall and Other Assets from its sponsor, the Partnership has entered into certain contingent consideration arrangements.  As such transactions are between entities under common control, any differences between the calculated fair value, and the actual resulting payments in the future will be reflected as an equity adjustment to the deemed distributions associated with the acquisitions.
A discussion of our significant accounting policies is included in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed with the SEC on February 21, 2017. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, asset retirement obligations, depletion of mineral rights, inventory valuation, valuation of unit-based compensation, estimated fair value of contingent consideration in the future and impairment of long-lived and intangible assets.

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

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 21, 2017. There have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On March 3, 2017, in connection with our acquisition of Permian Basin Sand Company, LLC, we issued 3,438,789 common units to Platte River Equity III, L.P., Platte River Equity III-A, L.P., Platte River Equity III-Affiliates, L.P., PBS PRE III-B Holdings, LLC, Steven Herron, Peter Melcher, and Mark Smiens.  The common units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended because the transaction did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
We adhere to a strict occupational health program aimed at controlling exposure to silica dust, which includes dust sampling, a respiratory protection program, medical surveillance, training and other components. Our safety program is designed to ensure compliance with the standards of our Occupational Health and Safety Manual and U.S. Federal Mine Safety and Health Administration ("MSHA") regulations. For both health and safety issues, extensive training is provided to employees. We have safety committees at our plants made up of salaried and hourly employees. We perform annual internal health and safety audits and conduct semi-annual crisis management drills to test our abilities to respond to various situations. Health and safety programs are administered by our corporate health and safety department with the assistance of plant environmental, health and safety coordinators.
All of our production facilities are classified as mines and are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	May 1, 2017	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

HI-CRUSH PARTNERS LP
EXHIBIT INDEX

Exhibit Number	Description
2.1*
Membership Interest Purchase Agreement, dated February 23, 2017, by and among Hi-Crush Partners LP, Permian Basin Sand Company, LLC, Permian Basin Sand Holdings, LLC, PRE Wildcat Holdings, LLC, the Sellers listed therein, and Platte River Equity III, L.P.

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

4.1
Lockup and Registration Rights Agreement, dated March 3, 2017, by and among Hi-Crush Partners LP, Platte River Equity III, L.P., Platte River Equity III-A, L.P., Platte River Equity III-Affiliates, L.P., PBS PRE III-B Holdings, LLC, Platte River Equity III-B, L.P., Steven Herron, Peter Melcher, and Mark Smiens (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2017).

10.1
Fifth Amendment, dated March 3, 2017, by and among Hi-Crush Partners LP, as borrower, ZB, N.A. DBA Amegy Bank, as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2017).

10.2	Contribution Agreement, dated February 23, 2017, by and among Hi-Crush Proppants LLC, Hi-Crush Augusta Acquisition Co. LLC and Hi-Crush Partners LP.
10.3
Hi-Crush Partners LP First Amended and Restated Long-Term Incentive Plan, adopted as of September 21, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2017).

10.4
Form of Hi-Crush Partners LP 2017 Unit Purchase Program Enrollment Agreement and Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2017).

23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 21, 2017).
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

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Financial Officer, filed herewith. (1)
95.1	Mine Safety Disclosure Exhibit
101	Interactive Data Files- XBRL

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.