Form 10-Q
period 2017-06-30
Hi-Crush Partners LP
filed 2017-08-02
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of July 31, 2017, there were 91,030,490 common units outstanding.

HI-CRUSH PARTNERS LP

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	June 30, 2017	December 31, 2016 (a)
Assets
Current assets:
Cash	$27,490	$4,521
Accounts receivable, net (Note 2)	88,865	52,834
Inventories	38,609	29,277
Prepaid expenses and other current assets	3,091	2,716
Total current assets	158,055	89,348
Property, plant and equipment, net	875,730	541,693
Goodwill and intangible assets, net	9,256	10,097
Equity method investments	14,130	10,232
Other assets	6,314	7,831
Total assets	$1,063,485	$659,201
Liabilities, Equity and Partners’ Capital
Current liabilities:
Accounts payable	$50,667	$19,264
Accrued and other current liabilities	18,895	8,155
Deferred revenues	11,043	—
Due to sponsor	6,267	118,641
Current portion of long-term debt (Note 6)	3,032	2,962
Total current liabilities	89,904	149,022
Long-term debt (Note 6)	191,456	193,458
Asset retirement obligations	9,742	9,514
Other liabilities	19,000	5,000
Total liabilities	310,102	356,994
Commitments and contingencies (Note 7)
Equity and partners’ capital:
General partner interest	—	—
Limited partners interest, 91,030,490 and 63,668,244 units outstanding, respectively	753,383	299,516
Total partners’ capital	753,383	299,516
Non-controlling interest	—	2,691
Total equity and partners' capital	753,383	302,207
Total liabilities, equity and partners’ capital	$1,063,485	$659,201

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Whitehall LLC and Other Assets. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016 (a)	2017	2016 (a)
Revenues	$135,220	$38,429	$218,584	$90,577
Cost of goods sold (excluding depreciation, depletion and amortization)	99,882	35,425	171,965	84,092
Depreciation, depletion and amortization	7,596	4,266	12,424	7,754
Gross profit (loss)	27,742	(1,262)	34,195	(1,269)
Operating costs and expenses:
General and administrative expenses	8,961	6,616	18,638	21,619
Impairments and other expenses (Note 11)	143	103	143	33,850
Accretion of asset retirement obligations	114	107	228	210
Income (loss) from operations	18,524	(8,088)	15,186	(56,948)
Other income (expense):
Earnings (loss) from equity method investments	296	—	(270)	—
Interest expense	(2,440)	(4,071)	(5,367)	(7,711)
Net income (loss)	$16,380	$(12,159)	$9,549	$(64,659)
Earnings (loss) per limited partner unit:
Basic	$0.18	$(0.26)	$0.13	$(1.57)
Diluted	$0.18	$(0.26)	$0.13	$(1.57)
Weighted average limited partner units outstanding:
Basic	91,021,799	42,254,647	82,352,555	39,644,857
Diluted	91,580,888	42,254,647	82,911,644	39,644,857

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC, Hi-Crush Whitehall LLC and Other Assets. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016 (a)
Operating activities:
Net income (loss)	$9,549	$(64,659)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	12,428	7,757
Amortization of intangible assets	841	841
Loss on impairment of goodwill	—	33,745
Provision for doubtful accounts	—	8,236
Unit-based compensation to directors and employees	2,397	1,860
Amortization of loan origination costs into interest expense	745	1,121
Accretion of asset retirement obligations	228	210
Gain on disposal of property, plant and equipment	(8)	(40)
Loss from equity method investments	270	—
Changes in operating assets and liabilities:
Accounts receivable	(36,031)	9,466
Inventories	(9,178)	3,368
Prepaid expenses and other current assets	(130)	(2,066)
Other assets	1,322	1,264
Accounts payable	15,180	31
Accrued and other current liabilities	11,240	(2,660)
Deferred revenues	11,043	—
Due to sponsor	4,649	(2,303)
Net cash provided by (used in) operating activities	24,545	(3,829)
Investing activities:
Capital expenditures for property, plant and equipment	(67,930)	(30,929)
Proceeds from sale of property, plant and equipment	8	—
Cash paid for business acquisition	(140,000)	—
Cash paid for asset acquisition	(200,224)	—
Equity method investments	(4,168)	—
Net cash used in investing activities	(412,314)	(30,929)
Financing activities:
Proceeds from equity issuances, net	412,577	101,186
Repayment of long-term debt	(2,482)	(55,434)
Loan origination costs	—	(128)
Affiliate financing, net	456	15,828
Proceeds from participants in unit purchase programs	225	—
Payment of accrued distribution equivalent rights	(38)	—
Net cash provided by financing activities	410,738	61,452
Net increase in cash	22,969	26,694
Cash at beginning of period	4,521	13,242
Cash at end of period	$27,490	$39,936
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$16,223	$(10,188)
Increase in property, plant and equipment for asset retirement obligations	$—	$373
Estimated fair value of contingent consideration liability	$14,000	$—
Issuance of units for asset acquisition	$62,242	$—
Issuance of units under unit purchase programs	$1,576	$—
Decrease in accrued distribution equivalent rights	$(101)	$—
Due to sponsor balance converted into non-controlling interest	$116,417	$—
Expense paid by sponsor on behalf of Hi-Crush Blair LLC	$—	$1,652
Cash paid for interest, net of capitalized interest	$4,622	$6,590

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC, Hi-Crush Whitehall LLC and Other Assets. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Capital	Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at December 31, 2016 (a)	$—	$299,516	$299,516	$2,691	$302,207
Issuance of common units, net	—	412,577	412,577	—	412,577
Issuance of common units for asset acquisition	—	62,242	62,242	—	62,242
Issuance of common units to directors and employees	—	2,144	2,144	—	2,144
Unit-based compensation expense	—	2,146	2,146	—	2,146
Forfeiture of distribution equivalent rights	—	101	101	—	101
Conversion of advances to Hi-Crush Proppants LLC	—	—	—	116,417	116,417
Acquisition of Hi-Crush Whitehall LLC and Other Assets	—	(34,892)	(34,892)	(119,108)	(154,000)
Net income	—	9,549	9,549	—	9,549
Balance at June 30, 2017	$—	$753,383	$753,383	$—	$753,383

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Whitehall LLC and Other Assets. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

1. Basis of Presentation and Use of Estimates
The accompanying unaudited interim Condensed Consolidated Financial Statements ("interim statements") of Hi-Crush Partners LP (together with its subsidiaries, the "Partnership", "we", "us" or "our") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments and disclosures necessary for a fair statement are reflected in the interim periods presented. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Partnership’s Consolidated Financial Statements for the year ended December 31, 2016, which are included in the Partnership’s Annual Report on Form 10-K filed with the SEC on February 21, 2017, as amended by the Partnership's Current Report on Form 8-K filed with the SEC on May 1, 2017. The year-end balance sheet data was derived from the audited financial statements.
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
Accounts Receivable
Trade receivables relate to sales of raw frac sand and related services for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of June 30, 2017 and December 31, 2016, the Partnership maintained an allowance for doubtful accounts of $1,549.

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
On September 8, 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last-mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the well site. As of June 30, 2017, the Partnership's investment basis in PropX was $14,130, which is accounted for as an equity method investment as the Partnership has a non-controlling interest in PropX, but has the ability to exercise significant influence. During the three months ended June 30, 2017, the Partnership made no capital contributions to PropX and recognized earnings of $296 from its proportionate share of PropX's net income during the three month period. During the six months ended June 30, 2017, the Partnership made capital contributions of $4,168 to PropX and incurred a loss of $270 from its proportionate share of PropX's net loss during the six month period.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $190,531 as of June 30, 2017, based on the market price quoted from external sources, compared with a carrying value of $193,500. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
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
Income Taxes
The Partnership is a pass-through entity and is not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Condensed Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At June 30, 2017 and December 31, 2016, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits.
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2017-09 ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is effective for the Partnership beginning after December 15, 2017, with early adoption permitted. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.
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
The Partnership is currently assessing the potential impacts of the adoption of ASU 2014-09. Although we are still in the process of documenting our assessment of our contracts and the impact to our disclosure requirements, the Partnership does not anticipate a material impact on its revenue recognition practices. The Partnership generates revenue by excavating, processing and delivering frac sand and providing related services and recognizes revenue at the point of delivery to customers, at which point the earnings process is deemed to be complete. We currently intend to adopt ASU 2014-09 using the full retrospective approach.

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
The acquisition of Permian Basin Sand was accounted for as an asset acquisition as the acquired assets did not constitute a business. The total purchase consideration of $263,004 is reflected as property, plant and equipment on the Condensed Consolidated Balance Sheet. The following table summarizes the total purchase consideration:

Cash paid to sellers	$200,000
Issuance of common units to sellers	62,242
Transactions costs associated with the acquisition	762
Cost of Permian Basin Sand acquisition	$263,004
Acquisition of Hi-Crush Whitehall LLC and Other Assets
On February 23, 2017, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Whitehall and Other Assets, for $140,000 in cash and up to $65,000 of contingent consideration over a two-year period. The Partnership completed this acquisition on March 15, 2017. In connection with this acquisition, the Partnership incurred $588 of acquisition related costs during the six months ended June 30, 2017, included in general and administrative expenses.
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
Acquisition of Hi-Crush Blair LLC
On August 9, 2016, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Blair, the entity that owned our sponsor’s Blair facility, for $75,000 in cash, 7,053,292 of newly issued common units in the Partnership, and payment of up to $10,000 of contingent consideration (the "Blair Contribution"). The Partnership completed the acquisition of the Blair facility on August 31, 2016. In connection with this acquisition, the Partnership incurred $850 of acquisition related costs during the year ended December 31, 2016.
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

	Three Months Ended June 30, 2016
	Partnership Historical	Blair	Whitehall and Other Assets	Eliminations	Partnership Recast (Supplemental)
Revenues	$38,429	$7,255	$287	$(7,542)	$38,429
Net income (loss)	$(10,911)	$446	$(1,338)	$(356)	$(12,159)
Net income (loss) attributable to Hi-Crush Partners LP	$(10,891)	$446	$(1,358)	$(356)	$(12,159)
Net loss per limited partner unit - basic	$(0.26)				$(0.29)

	Six Months Ended June 30, 2017
	Partnership Historical	Whitehall and Other Assets through March 15, 2017	Eliminations	Partnership Recast (Supplemental)
Revenues	$218,584	$—	$—	$218,584
Net income (loss)	$10,994	$(1,366)	$(79)	$9,549
Net income (loss) attributable to Hi-Crush Partners LP	$11,020	$(1,392)	$(79)	$9,549
Net income per limited partner unit - basic	$0.13			$0.12

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

	Six Months Ended June 30, 2016
	Partnership Historical	Blair	Whitehall and Other Assets	Eliminations	Partnership Recast (Supplemental)
Revenues	$90,577	$7,288	$7,391	$(14,679)	$90,577
Net loss	$(62,428)	$(390)	$(1,567)	$(274)	$(64,659)
Net loss attributable to Hi-Crush Partners LP	$(62,385)	$(390)	$(1,610)	$(274)	$(64,659)
Net loss per limited partner unit - basic	$(1.57)				$(1.63)

4. Inventories
Inventories consisted of the following:

	June 30, 2017	December 31, 2016
Raw material	$437	$—
Work-in-process	17,635	17,836
Finished goods	18,165	9,416
Spare parts	2,372	2,025
Inventories	$38,609	$29,277

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Buildings	$15,736	$16,929
Mining property and mine development	378,720	113,169
Plant and equipment	335,866	331,165
Rail and rail equipment	55,783	56,369
Transload facilities and equipment	80,006	78,105
Construction-in-progress	77,267	1,695
Property, plant and equipment	943,378	597,432
Less: Accumulated depreciation and depletion	(67,648)	(55,739)
Property, plant and equipment, net	$875,730	$541,693
Depreciation and depletion expense was $7,599 and $4,266 during the three months ended June 30, 2017 and 2016, respectively, and $12,428 and $7,757 during the six months ended June 30, 2017 and 2016, respectively.
The Partnership recognized a gain on the disposal of fixed assets of $8 and $15 during the three months ended June 30, 2017 and 2016, respectively, and $8 and $40 during the six months ended June 30, 2017 and 2016, respectively, which was included in general and administrative expenses on our Condensed Consolidated Statements of Operations.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

6. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
Revolving Credit Agreement	$—	$—
Term Loan Credit Facility	193,500	194,500
Less: Unamortized original issue discount	(1,106)	(1,247)
Less: Unamortized debt issuance costs	(3,129)	(3,538)
Other notes payable	5,223	6,705
Total debt	194,488	196,420
Less: current portion of long-term debt	(3,032)	(2,962)
Long-term debt	$191,456	$193,458
Revolving Credit Agreement
On April 28, 2014, the Partnership entered into an amended and restated credit agreement (the "Revolving Credit Agreement"), which matures on April 28, 2019. On April 28, 2016, the Partnership entered into a third amendment (the "Third Amendment"). On August 31, 2016, the Partnership entered into a fourth amendment to the Revolving Credit Agreement, which allowed for the Blair Contribution. On March 3, 2017, the Partnership entered into a fifth amendment to the Revolving Credit Agreement, which allowed for the Whitehall Contribution and the acquisition of Permian Basin Sand. As of June 30, 2017, the Revolving Credit Agreement, as amended, is a senior secured revolving credit facility that permits aggregate borrowings of up to $75,000, including a $25,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans. The outstanding balance under the Revolving Credit Agreement was paid in full during the second quarter of 2016.
As of June 30, 2017, we had $58,231 of undrawn borrowing capacity ($75,000, net of $16,769 letter of credit commitments) and no indebtedness under our Revolving Credit Agreement.
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
The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. The Revolving Credit Agreement also requires compliance with customary financial covenants, which is a maximum leverage ratio of 5.0x for the fiscal quarter ending June 30, 2017 annualized, 4.5x for the six months ending September 30, 2017 annualized, 4.0x for the nine months ending December 31, 2017 annualized, and 3.5x for the twelve months ending March 31, 2018 and thereafter, and a minimum interest coverage ratio, as defined, of 2.5x for each fiscal quarter ending on or after June 30, 2017.
We are in compliance with the covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future, and access our undrawn borrowing capacity under our Revolving Credit Agreement, is dependent primarily on achieving certain levels of EBITDA, as defined.
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
The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of June 30, 2017, we were in compliance with the terms of the agreement.
As of June 30, 2017, we had $189,265 indebtedness ($193,500, net of $1,106 of discounts and $3,129 of debt issuance costs) under our Term Loan Credit Facility, which carried an interest rate of 4.90%.
Other Notes Payable
On October 24, 2014, the Partnership entered into a purchase and sales agreement to acquire land and underlying frac sand deposits. During each of the years ended December 31, 2016, 2015 and 2014, the Partnership paid cash consideration of $2,500, and issued a three-year promissory note in the amount of $3,676, respectively, in connection with this agreement. The promissory notes accrue interest at rates equal to the applicable short-term federal rates. All principal and accrued interest is due and payable at the end of the respective three-year promissory note terms in December 2019, December 2018 and October 2017. However, the promissory notes are prepaid on a quarterly basis during the three-year terms as sand is extracted, delivered, sold and paid for from the properties.
The Partnership made prepayments of $520 and $676 during the three months ended June 30, 2017 and 2016, respectively, and $1,482 and $1,934 during the six months ended June 30, 2017 and 2016, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. In July 2017, the Partnership made a prepayment of $1,032 based on the volume of sand extracted, delivered, sold and paid for through the second quarter of 2017. As of June 30, 2017, the Partnership had repaid in full the promissory note due in October 2017 and had $5,223 outstanding on its remaining promissory notes, which carry interest rates ranging from 0.56% to 0.74%.

7. Commitments and Contingencies
Customer Contracts
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to seven years. Through June 30, 2017, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.

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
Royalty Agreements
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $5,002 and $880 for the three months ended June 30, 2017 and 2016, respectively, and $7,638 and $2,224 for the six months ended June 30, 2017 and 2016, respectively.
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
As of June 30, 2017, we have not accrued a liability related to the PVGs because it is not possible to estimate how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. As of June 30, 2017, the Partnership has paid $1,861 under these guarantees. The Partnership expects to pay approximately $600 for such guarantees in the second half of 2017.
Lease Obligations
The Partnership has long-term leases for railcars, equipment and certain of its terminals.
In the fourth quarter of 2016, the Partnership began leasing from PropX equipment manufactured and owned by PropX.  During the three and six months ended June 30, 2017, the Partnership incurred $401 and $666, respectively, of lease expense from PropX, which is reflected in cost of goods sold.

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
As of June 30, 2017, future minimum operating lease payments and minimum purchase commitments are as follows:

Fiscal Year	Operating Leases	Minimum Purchase Commitments
2017 (six months)	$14,556	$5,063
2018	31,774	5,626
2019	31,633	2,211
2020	28,870	2,296
2021	22,457	2,296
Thereafter	34,313	4,167
	$163,603	$21,659
In addition, the Partnership has placed orders for additional leased railcars. Such long-term operating leases commence upon the future delivery of 700 railcars, which are scheduled to be delivered during the first half of 2018.
Equity Method Investments
On September 8, 2016, the Partnership committed to investing up to $17,400 in PropX over the next year to 18 months for use in the manufacturing of containers and conveyor systems, among other things. As of June 30, 2017, the Partnership has funded $14,400 of its commitment to PropX, of which $4,168 was funded during the six months ended June 30, 2017.
Contingent Consideration
As described in Note 3 - Acquisitions, the Partnership may pay the sponsor up to $10,000 and $65,000 of contingent consideration related to the Blair Contribution and the Whitehall Contribution, respectively.  The payments are based on achievement of certain levels of Adjusted EBITDA in 2017 and 2018.  Achievement of these threshold levels of Adjusted EBITDA, as defined in each of the contribution agreements, will be dependent on the quantity of volumes sold and related prices, which are forecasted at levels above current market prices.  The Partnership’s ability to meet such thresholds will be affected by events and circumstances beyond its control.  If market or other economic conditions remain the same or deteriorate, the thresholds may not be met. If the thresholds are not attained during each of the contingency periods, no payment will be owed to the sponsor.  A 10% increase or decrease in the achievement of Adjusted EBITDA versus current forecasts for the measurement periods could result in a range of potential payments under these arrangements which could differ from the current estimated fair value of the liabilities based on our current forecasts.  The following table outlines the original fair value reflected as the carrying value in the financial statements, the range of minimum and maximum undiscounted payments, and a sensitivity calculation of the current estimated fair value and sensitivities based on achieving Adjusted EBITDA levels 10% above or below the Partnership’s current forecasted results as of June 30, 2017.  Based on the significant estimates and assumptions included in the analysis, actual results could differ from these estimates.

		Undiscounted Payments		Sensitivity Analysis
Transaction	Carrying Value of Liability	Minimum	Maximum	Current Estimated Fair Value	-10% Adjusted EBITDA	+10% Adjusted EBITDA
Blair Contribution	$5,000	$—	$10,000	$8,973	$6,830	$8,973
Whitehall Contribution	$14,000	$—	$65,000	$38,036	$18,750	$38,036
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

8. Equity
During the quarter ended June 30, 2017, our sponsor distributed its 20,693,643 common units in the Partnership to its members. As of June 30, 2017, our management team, together with our board of directors have a 10% direct ownership interest in our limited partnership units. In addition, our sponsor is the owner of our General Partner.
During the six months ended June 30, 2017, the Partnership completed a public offering for a total of 23,575,000 common units, representing limited partnership interests in the Partnership for aggregate net proceeds of approximately $412,577. The net proceeds from these offerings were used to fund the cash portion of the Whitehall Contribution, the cash portion of the Permian Basin Sand asset acquisition and for general partnership purposes. In addition, the Partnership issued 3,438,789 common units as additional consideration for the Permian Basin Sand asset acquisition on March 3, 2017.
During the six months ended June 30, 2016, the Partnership completed two public offerings for a total of 12,075,000 common units, representing limited partnership interests in the Partnership for aggregate net proceeds of approximately $101,186. The net proceeds from these offerings were used to pay off the outstanding balance under the Partnership's Revolving Credit Agreement and for general partnership purposes.
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
During the three and six months ended June 30, 2017 and 2016, no income was allocated to our holders of incentive distribution rights.
Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our limited partner unitholders and our holders of incentive distribution rights will receive.
On October 26, 2015, we announced the Board of Directors' decision to temporarily suspend the distribution payment to common unitholders. No quarterly distributions were declared for the second quarter of 2017, as the Partnership continued its distribution suspension.
Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic common units outstanding	91,021,799	42,254,647	82,352,555	39,644,857
Potentially dilutive common units	559,089	—	559,089	—
Diluted common units outstanding	91,580,888	42,254,647	82,911,644	39,644,857
For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units. Incentive distribution rights are treated as participating securities.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Diluted earnings per unit excludes any dilutive awards granted (see Note 9 - Unit-Based Compensation) if their effect is anti-dilutive. Diluted earnings per unit for the three and six months ended June 30, 2017, includes the dilutive effect of all 559,089 phantom units, respectively, granted and outstanding at the assumed number of units which would have vested if the performance period had ended on June 30, 2017. During the three and six months ended June 30, 2016, the Partnership incurred a net loss and, as a result, all 210,510 phantom units, respectively, of potentially dilutive awards granted and outstanding were excluded from the diluted earnings per unit calculation.
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
The following tables provide a reconciliation of net income (loss) and the assumed allocation of net income (loss) under the two-class method for purposes of computing net income (loss) per limited partner unit for the three and six months ended June 30, 2017 and 2016 (in thousands, except per unit amounts):

	Three Months Ended June 30, 2017
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of earnings in excess of distributions	—	16,380	16,380
Assumed allocation of net income	$—	$16,380	$16,380

Earnings per limited partner unit - basic		$0.18
Earnings per limited partner unit - diluted		$0.18

	Three Months Ended June 30, 2016
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(12,159)	(12,159)
Add back recast income attributable to Blair	—	(153)	(153)
Add back recast losses attributable to Whitehall and Other Assets	—	1,421	1,421
Assumed allocation of net loss	$—	$(10,891)	$(10,891)

Loss per limited partner unit - basic		$(0.26)
Loss per limited partner unit - diluted		$(0.26)

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

	Six Months Ended June 30, 2017
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of earnings in excess of distributions	—	9,549	9,549
Add back recast losses attributable to Whitehall and Other Assets through March 15, 2017	—	1,471	1,471
Assumed allocation of net income	$—	$11,020	$11,020

Earnings per limited partner unit - basic		$0.13
Earnings per limited partner unit - diluted		$0.13

	Six Months Ended June 30, 2016
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(64,659)	(64,659)
Add back recast losses attributable to Blair	—	683	683
Add back recast losses attributable to Whitehall and Other Assets	—	1,591	1,591
Assumed allocation of net loss	$—	$(62,385)	$(62,385)

Loss per limited partner unit - basic		$(1.57)
Loss per limited partner unit - diluted		$(1.57)
Recast Equity Transactions
On March 15, 2017, in connection with the closing of the Whitehall Contribution, $116,417 of sponsor advances were converted to capital, as reflected in the non-controlling interest section of the Condensed Consolidated Statement of Partners' Capital.
During the six months ended June 30, 2016, the sponsor paid $1,652 of expenses on behalf of Blair. Such transactions were recognized within non-controlling interest of the Condensed Consolidated Statement of Partners' Capital.

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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2016	201,521	$29.03
Forfeited	(31,126)	$61.34
Outstanding at June 30, 2017	170,395	$23.13
As of June 30, 2017, total compensation expense not yet recognized related to unvested PPUs was $1,515, with a weighted average remaining service period of 1.2 years.
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2016	378,260	$16.40
Vested	(19,219)	$32.00
Granted	37,258	$13.85
Forfeited	(7,605)	$26.45
Outstanding at June 30, 2017	388,694	$15.19
As of June 30, 2017, total compensation expense not yet recognized related to unvested TPUs was $3,460, with a weighted average remaining service period of 1.9 years.
Board Unit Grants
The Partnership issued 29,148 and 103,377 common units to certain of its directors during the six months ended June 30, 2017 and 2016, respectively.

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
During the first quarter of 2017, the offering period under the Partnership's UPP adopted in 2017 (the "2017 UPP") commenced, with a 15% discount of the fair value of our common units on the applicable election date and a purchase date of May 23, 2018. Based on the current elected contributions, the participants will have the right to purchase an aggregate of approximately 160,000 common units. As of June 30, 2017, total accumulated contributions of $225 from directors under the 2017 UPP is maintained within the accrued and other current liabilities line item on our Condensed Consolidated Balance Sheet.
Compensation Expense
The following table presents total unit-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Performance Phantom Units	$374	$582	$748	$1,164
Time-Based Phantom Units	641	193	1,279	380
Director and other unit grants	124	117	251	239
Unit Purchase Programs	80	38	119	77
Total compensation expense	$1,219	$930	$2,397	$1,860

10. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the "Services Agreement") with our General Partner, Hi-Crush Services LLC ("Hi-Crush Services") and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended June 30, 2017 and 2016, the Partnership incurred $1,301 and $1,128, respectively, of management and administrative service expenses from Hi-Crush Services. During the six months ended June 30, 2017 and 2016, the Partnership incurred $2,593 and $2,391, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of June 30, 2017, an outstanding balance of $6,267 payable to our sponsor is maintained as a current liability under the caption "Due to sponsor".

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

On September 8, 2016, the Partnership entered into an agreement to become a member of PropX, which is accounted for as an equity method investment. As of June 30, 2017 and December 31, 2016, the Partnership purchased $3,345 and $1,566, respectively, of equipment from PropX, which is reflected in property, plant and equipment. As of June 30, 2017 and December 31, 2016, the Partnership had accounts payable of $209 and $1,553, respectively, to PropX, which is reflected in accounts payable on our Condensed Consolidated Balance Sheet. In addition to equipment purchases, during the three and six months ended June 30, 2017, we incurred $401 and $666, respectively, of lease expense for the use of PropX equipment, which is reflected in cost of goods sold.
During the three and six months ended June 30, 2017 and 2016, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company ("Alston Companies"), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who is a director of our General Partner, has an ownership interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.

11. Impairments and Other Expenses
Our goodwill arose from the acquisition of D&I in 2013 and is therefore allocated to the D&I reporting unit. During the three months ended March 31, 2016, volumes sold through the D&I reporting unit declined below previously forecasted levels and pricing deteriorated. Our customers faced uncertainty related to activity levels and reduced their active frac crews, resulting in declines in well completion activity and industry demand for frac sand. Therefore, as of March 31, 2016, we determined that the state of market conditions and activity levels indicated that an impairment of goodwill may exist. As a result, we assessed qualitative factors and determined that we could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the goodwill as of March 31, 2016, based on the weighted average valuation across several income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the three months ended March 31, 2016 and the pricing, costs structures and market conditions existing as of March 31, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discount rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the Step 1 and Step 2 valuation exercises, it was determined that an impairment loss of all goodwill was incurred, which was equal to the difference between the carrying value and estimated fair value of goodwill. During the six months ended June 30, 2016, the Partnership recognized a $33,745 impairment loss of all goodwill.
We recognized impairments and other expenses as outlined in the following table:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017		2016	2017	2016
Impairment of Goodwill	$—		$—	$—	$33,745
Severance, retention and relocation	—		103	—	105
Exploration expenses	143	3	—	143	—
Impairments and other expenses	$143		$103	$143	$33,850

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and accompanying notes in "Item 1. Financial Statements" contained herein and our audited financial statements as of December 31, 2016, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 21, 2017, as amended by the Partnership's Current Report on Form 8-K filed with the SEC on May 1, 2017. The information provided below supplements, but does not form part of, our unaudited condensed financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See "Forward-Looking Statements" in this Quarterly Report on Form 10-Q. All amounts are presented in thousands except tonnage, acreage or per unit data, or where otherwise noted.
Overview
We are a premier provider of proppant and logistics solutions to the North American energy industry. Our portfolio of purpose-built production facilities are capable of producing 13,430,000 tons per year of high-quality monocrystalline sand, a specialized mineral used as a proppant during the well completion process, necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. Our production facilities' direct access to major U.S. railroads enhance our delivery capabilities into consuming basins, while our strategically located owned and operated in-basin terminals as well as our in-basin production facility positions us within close proximity to significant activity in all major oil and gas basins for advantageous truck transportation. Our integrated distribution system, enhanced by our innovative PropStreamTM logistics solution, efficiently delivers proppant the "last mile" into the blender, providing customers surety of supply from mine to well site.
We sell a substantial portion of the frac sand we produce to customers with whom we have long-term contracts. We provide certain contract customers with market pricing arrangements that may currently be at a discount to contracted pricing. We are in discussions with various existing and potential customers regarding new long-term contracts for varying terms and volume commitments. As of July 1, 2017, the average remaining contract terms from our long-term contracts was 3.1 years with remaining terms ranging from 2 to 90 months.
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
In March 2017, we acquired a 1,226-acre frac sand reserve, located near Kermit, Texas, strategically positioned in the Permian Basin, within 75 miles of significant Delaware and Midland Basin activity. As of December 31, 2016, the reserves contained 55.5 million tons of proven recoverable reserves of 100 mesh frac sand. As of July 31, 2017, we have completed construction of our fifth on-site processing plant capable of producing 3,000,000 tons per year (the "Kermit facility").
According to John T. Boyd Company ("John T. Boyd"), our proven reserves at our facilities consist of frac sand exceeding American Petroleum Institute ("API") specifications. Analysis of sand at our facilities by independent third-party testing companies indicates that they demonstrate characteristics exceeding of API specifications with regard to crush strength, turbidity and roundness and sphericity. Based on third-party reserve reports by John T. Boyd, as of December 31, 2016, we have an implied average reserve life of 28 years, assuming production at the rated capacity of 13,430,000 tons of frac sand per year.

As of June 30, 2017, we own or operate 11 terminal locations throughout Colorado, Pennsylvania, Ohio, New York and Texas, of which two are temporarily idled and six are capable of accommodating unit trains. Our terminals include approximately 74,000 tons of rail storage capacity and approximately 120,000 tons of silo storage capacity.
We are continuously looking to increase the number of terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of June 30, 2017, we leased or owned 4,173 railcars used to transport our sand from origin to destination and managed a fleet of 1,866 additional railcars dedicated to our facilities by our customers or the Class I railroads. In addition, the Partnership has placed orders for an additional 700 leased railcars, which are scheduled to be delivered during the first half of 2018.
In September 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last-mile logistics equipment for the proppant industry. In October 2016, the Partnership announced the successful pilot test of its PropStream integrated logistics solution, which involves loading frac sand at in-basin terminals into PropX containers before being transported by truck to the well site. At the well site, we believe the proprietary conveyor system ("PropBeastTM") significantly reduces noise and dust emissions due to its fully enclosed environment. As of June 30, 2017, we owned 12 PropBeast conveyors and leased 744 containers from PropX.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts which have current terms expiring between 2017 and 2024. For the contract expiring in August 2017, we are in discussions with the customer to negotiate volume and pricing.  There can be no assurances that we will reach an agreement.  Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product and the price per ton. During 2016 and the six months ended June 30, 2017, we provided contract customers with temporary market pricing arrangements at a discount to the contracted pricing levels. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. Delivery of sand to our customers may occur at the rail origin, terminal or well site.
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
We pay royalties to third parties at our Wisconsin facilities at various rates, as defined in the individual royalty agreements. During the third quarter of 2016, the Partnership entered into an agreement to terminate certain existing royalty agreements for $6,750, of which $3,375 was paid during September 2016, with another payment scheduled for August 2017. As a result of this agreement, the Partnership reduced its ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. We currently pay an aggregate rate up to $5.15 per ton of sand excavated from our Wisconsin facilities, delivered to and paid for by our customers.
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

We may, from time to time, purchase sand and other proppant through a long-term supply agreement with a third party at a specified price per ton and also through the spot market. We incur transportation costs including trucking, rail freight charges and fuel surcharges when transporting our sand from its origin to destination. We utilize multiple railroads to transport our sand and such transportation costs are typically negotiated through long-term working relationships.
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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Reconciliation of distributable cash flow to net income (loss):
Net income (loss)	$16,380	$(12,159)	$9,549	$(64,659)
Depreciation and depletion expense	7,599	4,266	12,428	7,757
Amortization expense	421	421	841	841
Interest expense	2,440	4,071	5,367	7,711
EBITDA	26,840	(3,401)	28,185	(48,350)
(Earnings) loss from equity method investments	(296)	—	270	—
Non-cash impairment of goodwill	—	—	—	33,745
Adjusted EBITDA	26,544	(3,401)	28,455	(14,605)
Less: Cash interest paid	(2,068)	(3,344)	(4,622)	(6,590)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(2,945)	(1,164)	(4,790)	(2,409)
Add: Accretion of asset retirement obligations	114	107	228	210
Add: Unit-based compensation	1,219	930	2,397	1,860
Distributable cash flow	22,864	(6,872)	21,668	(21,534)
Adjusted for: Distributable cash flow attributable to assets contributed by the sponsor, prior to the period in which the contribution occurred (b)	—	627	1,247	1,462
Distributable cash flow attributable to Hi-Crush Partners LP	22,864	(6,245)	22,915	(20,072)
Less: Distributable cash flow attributable to holders of incentive distribution rights	—	—	—	—
Distributable cash flow attributable to limited partner unitholders	$22,864	$(6,245)	$22,915	$(20,072)

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
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future principally for the following reasons:

•
During 2016, we provided significant price concessions and waivers under our contracts. Beginning in August 2014 and continuing through the second quarter of 2016, oil and natural gas prices declined dramatically and persisted at levels well below those experienced during the middle of 2014. In 2015, as a result of the market dynamics existing during the year and continuing in the first half of 2016, we provided market-based pricing to our contract customers and/or waivers of minimum volume purchase requirements, in certain circumstances in exchange for, among other things, additional term and/or volume. Market pricing for sand began to stabilize late in the third quarter of 2016, and we continue to deliver sand at market prices, which in some instances may be below those provided for in our existing contracts, negatively affecting our revenues, net income and cash generated from operations.

•
Our Augusta production facility was temporarily idled until August 2016. In October 2015, we temporarily idled our Augusta production facility, which has a higher cost structure than our other production facilities. During September 2016, the Partnership resumed production at the Augusta facility, resulting in an increase in volumes produced and delivered during the three and six months ended June 30, 2017 as compared to the same periods of 2016.

•
Our Whitehall production facility was temporarily idled from the second quarter of 2016 through March 2017. The Whitehall facility was temporarily idled during the second quarter of 2016. The Partnership resumed production at the Whitehall facility in March 2017.

•
We completed construction of our Blair production facility in March 2016. We completed construction of our Blair facility in March 2016. Accordingly, our financial statements through March 31, 2016 include minimal sales and operations generated from our Blair facility.

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

•
Our outstanding balance under the Revolving Credit Agreement was paid in full. During the second quarter of 2016, we repaid the outstanding balance under our Revolving Credit Agreement. During the six months ended June 30, 2017, we did not have any indebtedness outstanding under our Revolving Credit Agreement. As a result, our interest expense was less during the first half of 2017 as compared to the same period of 2016.

•
During the fourth quarter of 2016, we launched PropStream, our integrated logistics solution, which delivers proppant into the blender at the well site. Accordingly, our financial statements through June 30, 2016 do not include any sales or operations generated from PropStream.

Market Conditions
Exploration and production activity during the first half of 2017 has been increasing, as demonstrated by the improvements in the reported Baker Hughes land rig count in the United States from a low average of 380 rigs in May 2016 to 915 rigs as of June 30, 2017. While still well below the high average of 1,859 rigs in November 2014, drilling and completions efficiencies have continued to improve such that the energy industry views 900 rigs as being capable of generating the same amount of completion and service intensity as 2,000 rigs did in 2014. The energy industry's outlook for 2017 activity levels includes oil and natural gas prices that would support continued increases in rig count to an average of 1,000 rigs in the fourth quarter of 2017 and an average of 1,100 rigs in 2018. Well completion activity would similarly be expected to increase over the next several quarters, which, when coupled with higher usage of frac sand per well, should result in an increased strong positive influence on demand for raw frac sand.
Frac sand supply is expected to fall short of the demand through the coming months and quarters. While stated capacity may exceed the expectations for frac sand demand, the available capacity is constrained due to 1) availability of the grades of sand that are currently in demand, 2) general operating conditions and normal downtime and 3) logistics constraints. The industry is adding capacity over the next 12 to 18 months, however, we do not expect such supply to be available in the volume or timeframe needed to meet the increasing demand.
As a result of increasing demand for raw frac sand, primarily due to the winter limitations on producing wet sand for processing at many facilities, frac sand pricing began to stabilize in the third quarter of 2016 and increased in the fourth quarter of 2016, although remaining below historical averages. As constraints on supply were exacerbated in the first quarter of 2017 pricing rose quickly and is still increasing into the third quarter of 2017, although at a slower pace than experienced in the first quarter of 2017. While the outlook for pricing of raw frac sand in 2017 is uncertain, given the expectation for increased oil and natural gas exploration and production activity in North America, coupled with the increased frac sand demand per well, and the limitations to increase sand supply noted above, we believe frac sand pricing is likely to continue to rise and be more favorable in 2017.
During 2015 and 2016, we took several steps to ensure we continued to deliver low-cost solutions to our customers. As we began to see increasing demand for frac sand, we prepared our idled facilities, Whitehall and the Augusta wet plant, to resume operations late in the first quarter of 2017. During the past two years, we continued to invest in terminal operations to reduce our cost of delivering sand in-basin. During the first quarter of 2017, we fully re-staffed our facilities and removed all railcars from long-term storage. As of today, all four of our Wisconsin frac sand facilities are in operation, and we have started selling frac sand from our Kermit facility, although not at full utilization rates of capacity.

The following table presents sales, volume and pricing comparisons for the second quarter of 2017, as compared to the first quarter of 2017:

	Three Months Ended
	June 30,	March 31,		Percentage
	2017	2017	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$135,182	$83,268	$51,914	62%
Tons sold	2,112,516	1,384,887	727,629	53%
Percentage of volumes sold in-basin	64%	69%	(5)%	(7)%
Average price per ton sold	$64	$60	$4	7%
Revenues increased due to the sequential increase in sales volumes, combined with the generally higher pricing during the second quarter of 2017. Our average sales price per ton sold increased to $64 per ton in the second quarter of 2017 from $60 per ton in the first quarter of 2017, due to continued strong demand for frac sand coupled with limited supply. One of our major customers has pricing at the mine gate that was agreed to in the third quarter of 2016 and therefore our average price per ton may not reflect current market pricing. The customer's contract expires in August 2017 and is expected to be renewed at prices more reflective of current market conditions.
Results of Operations
The following table presents revenues and expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$135,220	$38,429	$218,584	$90,577
Costs of goods sold:
Production costs	30,378	9,287	52,550	22,472
Logistic costs	69,504	26,138	119,415	61,620
Depreciation, depletion and amortization	7,596	4,266	12,424	7,754
Gross profit (loss)	27,742	(1,262)	34,195	(1,269)
Operating costs and expenses	9,218	6,826	19,009	55,679
Income (loss) from operations	18,524	(8,088)	15,186	(56,948)
Other income (expense):
Earnings (loss) from equity method investments	296	—	(270)	—
Interest expense	(2,440)	(4,071)	(5,367)	(7,711)
Net income (loss)	$16,380	$(12,159)	$9,549	$(64,659)
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenues
The following table presents sales, volume and pricing comparisons for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016:

	Three Months Ended
	June 30,			Percentage
	2017	2016	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$135,182	$38,229	$96,953	254%
Tons sold	2,112,516	849,263	1,263,253	149%
Percentage of volumes sold in-basin	64%	49%	15%	31%
Average price per ton sold	$64	$45	$19	42%

Revenues generated from the sale of frac sand were $135,182 and $38,229 for the three months ended June 30, 2017 and 2016, respectively, during which we sold 2,112,516 and 849,263 tons of frac sand, respectively. Average sales price per ton was $64 and $45 for the three months ended June 30, 2017 and 2016, respectively. The average sales price between the two periods differs due to changes in industry market conditions (generally excess supply of frac sand with declining demand in the second quarter of 2016 compared to short supply of frac sand with strong demand in the second quarter of 2017) and the resulting sales price trends, as well as the impact of the mix in pricing of FOB plant and in-basin volumes (64% and 49% of tons were sold in-basin for the three months ended June 30, 2017 and 2016, respectively). Pricing in the second quarter of 2017 was rising throughout the three-month period and generally was higher than the second quarter of 2016, during which pricing was declining month over month. Other revenue related to transload and terminaling, silo leases and other services was $38 and $200 for the three months ended June 30, 2017 and 2016, respectively.
Costs of Goods Sold – Production Costs
We incurred production costs of $30,378 and $9,287 for the three months ended June 30, 2017 and 2016, respectively. The principal components of our production costs are excavation costs, plant operating costs, royalties, and as necessary, the cost of purchased sand. The increase in production costs for the three months ended June 30, 2017 was primarily attributable to an increase in volumes being produced and delivered from our production facilities compared to the same period in 2016, when two of our production facilities were idled.
Costs of Goods Sold – Logistic Costs
We incurred logistics costs of $69,504 and $26,138 for the three months ended June 30, 2017 and 2016, respectively, reflecting an increase in volumes sold in-basin and at the well site. The principal components of logistics costs are the cost of freight and fuel surcharges, railcar lease and switch costs.  These transportation related charges are capitalized as a component of finished goods inventory held in-basin and are reflected in cost of goods sold when the inventory is eventually sold in-basin or at the well site.  Other logistics cost components, including transload fees, storage costs, and terminal operational costs, such as labor and rent, are charged to costs of goods sold in the period in which they are incurred.
Costs of Goods Sold – Depreciation, Depletion and Amortization of Intangible Assets
For the three months ended June 30, 2017 and 2016, we incurred $7,596 and $4,266, respectively, of depreciation, depletion and amortization expense. The increase was primarily driven by an increase in mining activity at our Wisconsin production facilities compared to the same period in 2016, coupled with an increased asset base.
Gross Profit (Loss)
Gross profit was $27,742 for the three months ended June 30, 2017, compared to gross loss of $(1,262) for the three months ended June 30, 2016. Gross profit (loss) percentage increased to 20.5% in the second quarter of 2017 from (3.3)% in the second quarter of 2016. The increase was primarily driven by increased prices and volumes in the second quarter of 2017.
Operating Costs and Expenses
For the three months ended June 30, 2017, we incurred total operating costs and expenses of $9,218, primarily attributable to general and administrative expenses of $8,961. For the three months ended June 30, 2016, we incurred total operating costs and expenses of $6,826 primarily attributable to general and administrative expenses of $6,616. In the second quarter of 2017, the Partnership incurred $879 of non-recurring legal, professional, marketing and other business development costs associated with the Whitehall Contribution, the development of our Kermit facility and Pecos terminal.
Earnings from Equity Method Investments
During the three months ended June 30, 2017, the Partnership recognized earnings of $296 from its equity method investment in PropX representing its proportionate share of PropX's net income during the three-month period.
Interest Expense
Interest expense was $2,440 and $4,071 for the three months ended June 30, 2017 and 2016, respectively. The decrease in interest expense during the three months ended June 30, 2017 was primarily driven by the payment in full of the outstanding balance on our revolver in the second quarter of 2016, coupled with capitalized interest on major construction projects taking place during 2017.
Net Income (Loss)
Net income was $16,380 for the three months ended June 30, 2017, compared to net loss of $(12,159) for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenues
The following table presents sales, volume and pricing comparisons for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016:

	Six Months Ended
	June 30,			Percentage
	2017	2016	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$218,450	$90,126	$128,324	142%
Tons sold	3,497,403	1,812,261	1,685,142	93%
Percentage of volumes sold in-basin	66%	55%	11%	20%
Average price per ton sold	$62	$50	$12	24%
Revenues generated from the sale of frac sand were $218,450 and $90,126 for the six months ended June 30, 2017 and 2016, respectively, during which we sold 3,497,403 and 1,812,261 tons of frac sand, respectively. Average sales price per ton was $62 and $50 for the six months ended June 30, 2017 and 2016, respectively. The average sales price between the two periods differs due to changes in industry market conditions (generally excess supply of frac sand with declining demand in the first half of 2016 compared to short supply of frac sand with strong demand in the first half of 2017) and the resulting sales price trends, as well as the impact of the mix in pricing of FOB plant and in-basin volumes (66% and 55% of tons were sold in-basin for the six months ended June 30, 2017 and 2016, respectively). Pricing in the first half of 2017 was rising throughout the six-month period and generally was higher than the first half of 2016, during which we continued to provide discounted pricing for contract customers. Other revenue related to transload and terminaling, silo leases and other services was $134 and $451 for the six months ended June 30, 2017 and 2016, respectively.
Costs of Goods Sold – Production Costs
We incurred production costs of $52,550 and $22,472 for the six months ended June 30, 2017 and 2016, respectively. The principal components of our production costs are excavation costs, plant operating costs, royalties, and as necessary, the cost of purchased sand. The increase in production costs for the six months ended June 30, 2017 was primarily attributable to an increase in volumes being produced and delivered from our production facilities compared to the same period in 2016, coupled with having all four of our Wisconsin production facilities in operation during the second quarter of 2017 as compared to the second quarter of 2016, when two of our production facilities were idled.
Costs of Goods Sold – Logistic Costs
We incurred logistics costs of $119,415 and $61,620 for the six months ended June 30, 2017 and 2016, respectively, reflecting an increase in volumes sold in-basin and at the well site. The principal components of logistics costs are the cost of freight and fuel surcharges, railcar lease and switch costs.  These transportation related charges are capitalized as a component of finished goods inventory held in-basin and are reflected in cost of goods sold when the inventory is eventually sold in-basin or at the well site.  Other logistics cost components, including transload fees, storage costs, and terminal operational costs, such as labor and rent, are charged to costs of goods sold in the period in which they are incurred.  During the six months ended June 30, 2017, we incurred $794 of costs associated with the storage of idled railcars and one-time costs to remove our remaining railcars out of storage and back into service, as compared to $1,059 for storage of idled railcars for the same period in 2016.
Costs of Goods Sold – Depreciation, Depletion and Amortization of Intangible Assets
For the six months ended June 30, 2017 and 2016, we incurred $12,424 and $7,754, respectively, of depreciation, depletion and amortization expense. The increase was driven by an increase in mining activity at our Wisconsin production facilities and an increased asset base as the Blair facility, terminal facilities in Colorado and Texas, and PropStream equipment were all placed in-service subsequent to the first quarter of 2016.
Gross Profit (Loss)
Gross profit was $34,195 for the six months ended June 30, 2017, compared to a gross loss of $(1,269) for the six months ended June 30, 2016. Gross profit (loss) percentage increased to 15.6% in the first six months of 2017 from (1.4)% in the first six months of 2016. The increase was primarily driven by increased prices and volumes in the first half of 2017.

Operating Costs and Expenses
For the six months ended June 30, 2017, we incurred total operating costs and expenses of $19,009 primarily attributable to general and administrative expenses of $18,638. For the six months ended June 30, 2016, we incurred total operating costs and expenses of $55,679, which included general and administrative expenses of $21,619 and impairments and other expenses of $33,850 primarily related to the impairment of goodwill. General and administrative expenses for the six months ended June 30, 2016 also included an $8,236 increase in bad debt expense associated with a spot customer filing for bankruptcy in the first quarter of 2016. During the six months ended June 30, 2017, the Partnership incurred non-recurring legal, professional, marketing and other business development costs associated with the Whitehall Contribution, the development of our Kermit facility and Pecos terminal.
Earnings (Loss) from Equity Method Investments
During the six months ended June 30, 2017, the Partnership incurred a loss of $(270) from its equity method investment in PropX representing its proportionate share of PropX's net loss during the period. The loss was driven by initial start-up and legal costs incurred since the formation of the joint venture in September 2016.
Interest Expense
Interest expense was $5,367 and $7,711 for the six months ended June 30, 2017 and 2016, respectively, principally associated with the interest on our term loan. The decrease in interest expense during the 2017 period was primarily driven by the payment in full of the outstanding balance on our revolver in the second quarter of 2016, coupled with capitalized interest on major construction projects taking place in 2017.
Net Income (Loss)
Net income was $9,549 for the six months ended June 30, 2017, compared to a net loss of $(64,659) for the six months ended June 30, 2016.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our Revolving Credit Agreement, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of July 31, 2017, our sources of liquidity consisted of $21,060 of available cash and $58,231 pursuant to available borrowings under our Revolving Credit Agreement ($75,000, net of $16,769 letter of credit commitments) and had no indebtedness. In addition, we have a $200,000 senior secured term loan facility which permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. We also have entered into an equity distribution program under which we may sell, from time to time, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. Our General Partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, capital expenditures, funding debt service obligations and making distributions to our unitholders. On October 26, 2015, our General Partner’s board of directors announced the temporary suspension of our quarterly distribution to common unitholders in order to conserve cash and preserve liquidity. The General Partner's board of directors plans to reinstate the distribution, assuming market conditions continue to improve.
Revolving Credit Agreement and Senior Secured Term Loan Facility
As of July 31, 2017, we have a $75,000 senior secured Revolving Credit Agreement, which matures in April 2019. As of July 31, 2017, we had $58,231 of undrawn borrowing capacity ($75,000, net of $16,769 letter of credit commitments) and had no indebtedness under our Revolving Credit Agreement. The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. The Revolving Credit Agreement also requires compliance with customary financial covenants, which is a maximum leverage ratio of 5.0x for the fiscal quarter ending June 30, 2017 annualized, 4.5x for the six months ending September 30, 2017 annualized, 4.0x for the nine months ending December 31, 2017 annualized, and 3.5x for the twelve months ending March 31, 2018 and thereafter, and a minimum interest coverage ratio, as defined, of 2.5x for each fiscal quarter ending on or after June 30, 2017.
We are in compliance with the covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future, and access our undrawn borrowing capacity under our Revolving Credit Agreement, is dependent primarily on achieving certain levels of EBITDA, as defined.

As of July 31, 2017, we have a $200,000 senior secured term loan facility, which matures in April 2021. As of July 31, 2017, the senior secured term loan facility was fully drawn with a $193,500 balance outstanding. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility. Borrowings under our senior secured term loan facility are secured by substantially all of our assets.
For additional information regarding our Revolving Credit Agreement and our senior secured term loan facility, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Ratings
As of July 31, 2017, the credit rating of the Partnership’s senior secured term loan credit facility was B from Standard and Poor’s and Caa1 from Moody’s.
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
Equity Distribution Agreement
On January 4, 2017, the Partnership entered into an equity distribution program with certain financial institutions (each, a "Manager") under which we may sell, from time to time, through or to the Managers, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. As of July 31, 2017, the Partnership had not issued any common units under this equity distribution program.
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
Capital Requirements
Capital expenditures totaled $67,930 during the six months ended June 30, 2017, related to costs associated with the construction of our Kermit facility and a new terminal facility, among other projects. We plan to spend $115,000 to $125,000 in 2017 related to the construction of our Kermit facility, our new terminal facility in Pecos, Texas, equipment for the PropStream integrated logistics solution and overburden removal, among other projects. In addition, we have committed to investing up to $17,400 in PropX, of which $14,400 has been funded as of June 30, 2017.
Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Partnership's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestures or organic capital expenditures. As of June 30, 2017, we had a positive working capital balance of $43,693 as compared to a deficit of $(61,233) at December 31, 2016. The deficit as of December 31, 2016, was driven by $115,961 of cumulative advances received from our sponsor to finance the construction of the Whitehall facility.

The following table summarizes our working capital as of the dates indicated.

	June 30, 2017	December 31, 2016
Current assets:
Accounts receivable, net	$88,865	$52,834
Inventories	38,609	29,277
Prepaid and other current assets	3,091	2,716
Total current assets	130,565	84,827
Current liabilities:
Accounts payable	50,667	19,264
Accrued and other current liabilities	18,895	8,155
Deferred revenues	11,043	—
Due to sponsor	6,267	118,641
Total current liabilities	86,872	146,060
Working capital (deficit)	$43,693	$(61,233)
Accounts receivable increased $36,031 during the six months ended June 30, 2017, reflecting increased volumes and improved pricing as compared to the fourth quarter of 2016.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. The increase in our inventory of $9,332 was primarily driven by increased in-basin finished goods inventory at June 30, 2017 as compared to December 31, 2016, as we had more on-line production capacity with which to produce and forward place product.
Accounts payable and accrued liabilities increased by $42,143 on a combined basis, primarily due to an increase in outstanding payables associated with capital projects and resumption of mining at all four Wisconsin production facilities.
Deferred revenues represents prepayments from a customer for future deliveries of frac sand. The increase in deferred revenues was due to the collection of prepayments from customers during the six months ended June 30, 2017.
Our balance due to our sponsor decreased $112,374 during the six months ended June 30, 2017, primarily as a result of $116,417 of sponsor advances converting to capital on March 15, 2017, in connection with the closing of the Whitehall Contribution.
The following table provides a summary of our cash flows for the periods indicated.

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$24,545	$(3,829)
Investing activities	(412,314)	(30,929)
Financing activities	410,738	61,452
Cash Flows - Six Months Ended June 30, 2017 and 2016
Operating Activities
Net cash provided by operating activities was $24,545 for the six months ended June 30, 2017, compared to net cash used in operating activities of $3,829 for the six months ended June 30, 2016. Operating cash flows include net income of $9,549 and a net loss of $64,659 during the six months ended June 30, 2017 and 2016, respectively, adjusted for non-cash operating expenses and the changes in operating assets and liabilities described above. The increase in cash flows from operations was primarily attributable to increased gross profit margins in the first half of 2017 as compared to the first half of 2016.
Investing Activities
Net cash used in investing activities was $412,314 for the six months ended June 30, 2017, and consisted of the $140,000 cost of the Whitehall Contribution, $200,224 cost of the Permian Basin Sand asset acquisition, $4,168 of equity method investments and $67,930 of capital expenditures related to the construction of our Kermit facility and our new terminal facility in Pecos, Texas.

Net cash used in investing activities was $30,929 for the six months ended June 30, 2016, and primarily consisted of capital expenditures related to the completion of the Blair facility and construction of distribution terminal facilities in Colorado and Texas.
Financing Activities
Net cash provided by financing activities was $410,738 for the six months ended June 30, 2017, and was comprised of $412,577 net proceeds from the issuance of 23,575,000 common units, $456 of advances received from our sponsor, $225 of proceeds from participants in our unit purchase program, offset by $2,482 of repayments on other long-term debt and $38 of payments on accrued distribution equivalent rights.
Net cash provided by financing activities was $61,452 for the six months ended June 30, 2016, and was comprised of $101,186 net proceeds from the issuance of 12,075,000 common units and $15,828 of advances received from our sponsor, offset by $128 of loan origination costs, a $52,500 repayment of the outstanding balance on our Revolving Credit Agreement and $2,934 of repayments on other long-term debt.
Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "may," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "hope," "plan," "estimate," "anticipate," "believe," "project," "budget," "potential," or "continue," and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 21, 2017, as amended by the Partnership's Current Report on Form 8-K filed with the SEC on May 1, 2017. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and as such should not consider the following to be a complete list of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

•	changes in prevailing economic conditions, including the extent of changes in natural gas, crude oil and other commodity prices;

•	the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;

•	changes in the price and availability of natural gas or electricity;

•	unanticipated ground, grade or water conditions;

•	reduction in the amount of water available for processing;

•	cave-ins, pit wall failures or rock falls;

•	inability to obtain necessary production equipment or replacement parts;

•	changes in the railroad infrastructure, price, capacity and availability, including the potential for rail line washouts;

•	changes in the price and availability of transportation;

•	availability of or failure of our contractors to provide services at the agreed-upon levels or times;

•	failure to maintain safe work sites at our facilities or by third parties at their work sites;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial and transportation related accidents;

•	technical difficulties or failures;

•	fires, explosions or other accidents;

•	late delivery of supplies;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	difficulties in obtaining and renewing environmental permits;

•	facility shutdowns or restrictions in operations in response to environmental regulatory actions including but not limited to actions related to endangered species;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits, licenses or other approvals, including mining or water rights;

•	labor disputes and disputes with our third-party contractors;

•	inability to attract and retain key personnel;

•	cyber security breaches of our systems and information technology;

•	our ability to borrow funds and access capital markets; and

•	changes in the political environment of the drilling basins in which we and our customers operate.
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
Interest Rate Risk
As of June 30, 2017, we had $198,723 of principal outstanding under our senior secured term loan facility and other notes payable, with an effective interest rate of 4.79%. Assuming no change in the amounts outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $951 per year.
Credit Risk – Customer Concentration
During the six months ended June 30, 2017, approximately 52% of our revenues were earned from our three largest customers. Our customers are generally pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or we are unable to renew or replace these customer relationships, our gross profit and cash flows may be adversely affected.
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2017-09 ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is effective for the Partnership beginning after December 15, 2017, with early adoption permitted. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.
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
The Partnership is currently assessing the potential impacts of the adoption of ASU 2014-09. Although we are still in the process of documenting our assessment of our contracts and the impact to our disclosure requirements, the Partnership does not anticipate a material impact on its revenue recognition practices. The Partnership generates revenue by excavating, processing and delivering frac sand and providing related services and recognizes revenue at the point of delivery to customers, at which point the earnings process is deemed to be complete. We currently intend to adopt ASU 2014-09 using the full retrospective approach.
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
A discussion of our significant accounting policies is included in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed with the SEC on February 21, 2017, as amended by the Partnership's Current Report on Form 8-K filed with the SEC on May 1, 2017. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, asset retirement obligations, depletion of mineral rights, inventory valuation, valuation of unit-based compensation, estimated fair value of contingent consideration in the future and impairment of long-lived and intangible assets.

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

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	August 2, 2017	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

HI-CRUSH PARTNERS LP
EXHIBIT INDEX

Exhibit Number	Description
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

10.1	Form of Hi-Crush Partners LP First Amended and Restated Long-Term Incentive Plan Phantom Unit Award Agreement (Performance-Based Vesting).
10.2	Form of Hi-Crush Partners LP First Amended and Restated Long-Term Incentive Plan Phantom Unit Award Agreement (Time-Based Vesting).
23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 21, 2017).
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