Form 10-Q
period 2017-09-30
Hi-Crush Partners LP
filed 2017-10-31
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of October 25, 2017, there were 91,030,707 common units outstanding.

HI-CRUSH PARTNERS LP

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	September 30, 2017	December 31, 2016 (a)
Assets
Current assets:
Cash	$23,906	$4,521
Accounts receivable, net (Note 2)	107,879	52,834
Inventories	49,380	29,277
Prepaid expenses and other current assets	2,819	2,716
Total current assets	183,984	89,348
Property, plant and equipment, net	894,567	541,693
Goodwill and intangible assets, net	8,835	10,097
Equity method investments	14,258	10,232
Other assets	6,002	7,831
Total assets	$1,107,646	$659,201
Liabilities, Equity and Partners’ Capital
Current liabilities:
Accounts payable	$44,080	$19,264
Accrued and other current liabilities	25,894	8,155
Deferred revenues	19,459	—
Due to sponsor	11,546	118,641
Current portion of long-term debt (Note 6)	3,137	2,962
Total current liabilities	104,116	149,022
Long-term debt (Note 6)	190,093	193,458
Asset retirement obligations	9,857	9,514
Other liabilities	19,000	5,000
Total liabilities	323,066	356,994
Commitments and contingencies (Note 7)
Equity and partners’ capital:
General partner interest	—	—
Limited partners interest, 91,030,707 and 63,668,244 units outstanding, respectively	784,580	299,516
Total partners’ capital	784,580	299,516
Non-controlling interest	—	2,691
Total equity and partners' capital	784,580	302,207
Total liabilities, equity and partners’ capital	$1,107,646	$659,201

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Whitehall LLC and Other Assets. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016 (a)	2017	2016 (a)
Revenues	$167,583	$46,556	$386,167	$137,133
Cost of goods sold (excluding depreciation, depletion and amortization)	119,955	41,684	291,920	125,776
Depreciation, depletion and amortization	8,805	4,929	21,229	12,683
Gross profit (loss)	38,823	(57)	73,018	(1,326)
Operating costs and expenses:
General and administrative expenses	9,583	8,499	28,221	30,118
Impairments and other expenses (Note 11)	200	148	343	33,998
Accretion of asset retirement obligations	115	109	343	319
Other operating income	(3,554)	—	(3,554)	—
Income (loss) from operations	32,479	(8,813)	47,665	(65,761)
Other income (expense):
Earnings (loss) from equity method investments	128	—	(142)	—
Interest expense	(2,800)	(2,921)	(8,167)	(10,632)
Net income (loss)	$29,807	$(11,734)	$39,356	$(76,393)
Earnings (loss) per limited partner unit:
Basic	$0.33	$(0.21)	$0.48	$(1.65)
Diluted	$0.32	$(0.21)	$0.47	$(1.65)
Weighted average limited partner units outstanding:
Basic	91,030,558	55,095,464	85,277,011	44,832,652
Diluted	92,027,624	55,095,464	86,274,077	44,832,652

Distributions declared per limited partner unit	$0.15	$—	$0.15	$—

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC, Hi-Crush Whitehall LLC and Other Assets. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016 (a)
Operating activities:
Net income (loss)	$39,356	$(76,393)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	21,234	12,689
Amortization of intangible assets	1,262	1,261
Loss on impairment of goodwill	—	33,745
Provision for doubtful accounts	—	8,236
Unit-based compensation to directors and employees	3,906	3,015
Amortization of loan origination costs into interest expense	1,118	1,494
Accretion of asset retirement obligations	343	319
Gain on disposal of property, plant and equipment	92	(147)
Loss from equity method investments	142	—
Changes in operating assets and liabilities:
Accounts receivable	(55,045)	369
Inventories	(18,475)	(3,030)
Prepaid expenses and other current assets	18	(1,141)
Other assets	1,535	1,277
Accounts payable	20,168	335
Accrued and other current liabilities	18,032	430
Deferred revenues	19,459	—
Due to sponsor	9,928	(1,055)
Net cash provided by (used in) operating activities	63,073	(18,596)
Investing activities:
Capital expenditures for property, plant and equipment	(108,116)	(38,406)
Proceeds from sale of property, plant and equipment	8	—
Cash paid for business acquisition	(140,000)	(75,000)
Cash paid for asset acquisition	(200,830)	—
Equity method investments	(4,168)	(4,411)
Net cash used in investing activities	(453,106)	(117,817)
Financing activities:
Proceeds from equity issuances, net	412,577	189,015
Repayment of long-term debt	(4,014)	(56,851)
Loan origination costs	—	(128)
Affiliate financing, net	456	16,016
Proceeds from participants in unit purchase programs	438	—
Payment of accrued distribution equivalent rights	(39)	—
Net cash provided by financing activities	409,418	148,052
Net increase in cash	19,385	11,639
Cash at beginning of period	4,521	13,242
Cash at end of period	$23,906	$24,881
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$4,648	$(9,286)
Increase in property, plant and equipment for asset retirement obligations	$—	$373
Estimated fair value of contingent consideration liability	$14,000	$5,000
Issuance of units for asset acquisition	$62,242	$—
Issuance of units under unit purchase programs	$1,576	$—
Decrease in accrued distribution equivalent rights	$(106)	$—
Due to sponsor balance converted into non-controlling interest	$116,417	$120,950
Expense paid by sponsor on behalf of Hi-Crush Blair LLC	$—	$1,652
Cash paid for interest, net of capitalized interest	$7,049	$9,138

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC, Hi-Crush Whitehall LLC and Other Assets. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Capital	Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at December 31, 2016 (a)	$—	$299,516	$299,516	$2,691	$302,207
Issuance of common units, net	—	412,577	412,577	—	412,577
Issuance of common units for asset acquisition	—	62,242	62,242	—	62,242
Issuance of common units to directors and employees	—	2,144	2,144	—	2,144
Unit-based compensation expense	—	3,531	3,531	—	3,531
Forfeiture of distribution equivalent rights	—	106	106	—	106
Conversion of advances to Hi-Crush Proppants LLC	—	—	—	116,417	116,417
Acquisition of Hi-Crush Whitehall LLC and Other Assets	—	(34,892)	(34,892)	(119,108)	(154,000)
Net income	—	39,356	39,356	—	39,356
Balance at September 30, 2017	$—	$784,580	$784,580	$—	$784,580

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Whitehall LLC and Other Assets. See Note 3.
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
Accounts Receivable
Trade receivables relate to sales of raw frac sand and related services for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of September 30, 2017 and December 31, 2016, the Partnership maintained an allowance for doubtful accounts of $1,060 and $1,549, respectively.

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
On September 8, 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last-mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the well site. As of September 30, 2017, the Partnership's investment basis in PropX was $14,258, which is accounted for as an equity method investment as the Partnership has a non-controlling interest in PropX, but has the ability to exercise significant influence. During the three months ended September 30, 2017, the Partnership made no capital contributions to PropX and recognized earnings of $128 from its proportionate share of PropX's operating results during the three month period. During the nine months ended September 30, 2017, the Partnership made capital contributions of $4,168 to PropX and incurred a loss of $142 from its proportionate share of PropX's operating results during the nine month period.
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
Revenue Recognition
Frac sand sales revenues are recognized when legal title passes to the customer, which may occur at the production facility, rail origin, terminal or well site. At that point, delivery has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured. Amounts received from customers in advance of sand deliveries are recorded as deferred revenue. Revenue from make-whole provisions in our customer contracts is recognized at the end of the defined cure period when collectability is certain. Customer prepayments in excess of customer obligations remaining on account upon the termination of a contract are recognized as other operating income during the period in which the termination occurs. During the three months ended September 30, 2017, the Partnership recognized $3,554 related to the termination of a contract, which is included in other operating income on our Condensed Consolidated Statements of Operations.
A substantial portion of our frac sand is sold to customers with whom we have long-term supply agreements, the current terms of which expire between 2018 and 2024. The agreements define, among other commitments, the volume of product that the Partnership must provide, the price that will be charged to the customer, and the volume that the customer must purchase by the end of the defined cure periods, which can range from three months to the end of a contract year.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $190,068 as of September 30, 2017, based on the market price quoted from external sources, compared with a carrying value of $193,000. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
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
Income Taxes
The Partnership is a pass-through entity and is not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Condensed Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At September 30, 2017 and December 31, 2016, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, an update that supersedes the most current revenue recognition guidance, as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The authoritative guidance, which may be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application, will be effective for the Partnership beginning January 1, 2018. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, ASU 2016-10 Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842).
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
In February 2016, the FASB issued ASU 2016-02, which will impact all leases with durations greater than twelve months. In general, such arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under the new accounting guidance a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption will be calculated using the applicable incremental borrowing rate at the date of adoption. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2019, and should be applied retrospectively. The FASB has also issued the following standard which clarifies ASU 2016-02 and has the same effective date as the original standard: ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.

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
The acquisition of Permian Basin Sand was accounted for as an asset acquisition as the acquired assets did not constitute a business. The total purchase consideration of $263,072 is reflected as property, plant and equipment on the Condensed Consolidated Balance Sheet. The following table summarizes the total purchase consideration:

Cash paid to sellers	$200,000
Issuance of common units to sellers	62,242
Transactions costs associated with the acquisition	830
Cost of Permian Basin Sand acquisition	$263,072
Acquisition of Hi-Crush Whitehall LLC and Other Assets
On February 23, 2017, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Whitehall and Other Assets, for $140,000 in cash and up to $65,000 of contingent consideration over a two-year period. The Partnership completed this acquisition on March 15, 2017. In connection with this acquisition, the Partnership incurred $588 of acquisition related costs during the nine months ended September 30, 2017, included in general and administrative expenses.
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

	Three Months Ended September 30, 2016
	Partnership Historical	Blair through August 31, 2016	Whitehall and Other Assets	Eliminations	Partnership Recast (Supplemental)
Revenues	$46,556	$6,473	$58	$(6,531)	$46,556
Net income (loss)	$(11,729)	$1,106	$(1,260)	$149	$(11,734)
Net income (loss) attributable to Hi-Crush Partners LP	$(11,704)	$1,106	$(1,285)	$149	$(11,734)
Net loss per limited partner unit - basic	$(0.21)				$(0.21)

	Nine Months Ended September 30, 2017
	Partnership Historical	Whitehall and Other Assets through March 15, 2017	Eliminations	Partnership Recast (Supplemental)
Revenues	$386,167	$—	$—	$386,167
Net income (loss)	$40,801	$(1,366)	$(79)	$39,356
Net income (loss) attributable to Hi-Crush Partners LP	$40,827	$(1,392)	$(79)	$39,356
Net income per limited partner unit - basic	$0.48			$0.46

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

	Nine Months Ended September 30, 2016
	Partnership Historical	Blair through August 31, 2016	Whitehall and Other Assets	Eliminations	Partnership Recast (Supplemental)
Revenues	$137,133	$13,761	$7,449	$(21,210)	$137,133
Net income (loss)	$(74,157)	$716	$(2,827)	$(125)	$(76,393)
Net income (loss) attributable to Hi-Crush Partners LP	$(74,089)	$716	$(2,895)	$(125)	$(76,393)
Net loss per limited partner unit - basic	$(1.65)				$(1.70)

4. Inventories
Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Raw material	$827	$—
Work-in-process	24,553	17,836
Finished goods	21,184	9,416
Spare parts	2,816	2,025
Inventories	$49,380	$29,277

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Buildings	$20,852	$16,929
Mining property and mine development	380,147	113,169
Plant and equipment	383,879	331,165
Rail and rail equipment	55,783	56,369
Transload facilities and equipment	82,676	78,105
Construction-in-progress	49,154	1,695
Property, plant and equipment	972,491	597,432
Less: Accumulated depreciation and depletion	(77,924)	(55,739)
Property, plant and equipment, net	$894,567	$541,693
Depreciation and depletion expense was $8,806 and $4,932 during the three months ended September 30, 2017 and 2016, respectively, and $21,234 and $12,689 during the nine months ended September 30, 2017 and 2016, respectively.
The Partnership recognized a (gain) loss on the disposal of fixed assets of $100 and $(107) during the three months ended September 30, 2017 and 2016, respectively, and $92 and $(147) during the nine months ended September 30, 2017 and 2016, respectively, which was included in general and administrative expenses on our Condensed Consolidated Statements of Operations.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

6. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
Revolving Credit Agreement	$—	$—
Term Loan Credit Facility	193,000	194,500
Less: Unamortized original issue discount	(1,035)	(1,247)
Less: Unamortized debt issuance costs	(2,926)	(3,538)
Other notes payable	4,191	6,705
Total debt	193,230	196,420
Less: current portion of long-term debt	(3,137)	(2,962)
Long-term debt	$190,093	$193,458
Revolving Credit Agreement
On April 28, 2014, the Partnership entered into an amended and restated credit agreement (the "Revolving Credit Agreement"), which matures on April 28, 2019. On April 28, 2016, the Partnership entered into a third amendment (the "Third Amendment"). On August 31, 2016, the Partnership entered into a fourth amendment to the Revolving Credit Agreement, which allowed for the Blair Contribution. On March 3, 2017, the Partnership entered into a fifth amendment to the Revolving Credit Agreement, which allowed for the Whitehall Contribution and the acquisition of Permian Basin Sand. On October 12, 2017, the Partnership entered into a sixth amendment to the Revolving Credit Agreement, which allows the Partnership for repurchases of common units up to $20,000 (see Note 13 - Subsequent Events). As of September 30, 2017, the Revolving Credit Agreement, as amended, is a senior secured revolving credit facility that permits aggregate borrowings of up to $75,000, including a $25,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans. The outstanding balance under the Revolving Credit Agreement was paid in full during the second quarter of 2016.
As of September 30, 2017, we had $58,234 of undrawn borrowing capacity ($75,000, net of $16,766 letter of credit commitments) and no indebtedness under our Revolving Credit Agreement.
Borrowings under the Revolving Credit Agreement, as amended, bear interest at a rate equal to, at the Partnership's option, either (1) a base rate plus an applicable margin ranging between 1.25% per annum and 2.50% per annum, based upon the Partnership's leverage ratio, or (2) a Eurodollar rate plus an applicable margin ranging between 2.25% per annum and 3.50% per annum, based upon the Partnership's leverage ratio.
The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. The Revolving Credit Agreement also requires compliance with customary financial covenants, which is a maximum leverage ratio of 4.5x for the six months ending September 30, 2017 annualized, 4.0x for the nine months ending December 31, 2017 annualized, and 3.5x for the twelve months ending March 31, 2018 and thereafter, and a minimum interest coverage ratio, as defined, of 2.5x for each fiscal quarter ending on or after June 30, 2017.
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
The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of September 30, 2017, we were in compliance with the terms of the agreement.
As of September 30, 2017, we had $189,039 indebtedness ($193,000, net of $1,035 of discounts and $2,926 of debt issuance costs) under our Term Loan Credit Facility, which carried an interest rate of 5.05%.
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
The Partnership made prepayments of $1,032 and $917 during the three months ended September 30, 2017 and 2016, respectively, and $2,514 and $2,851 during the nine months ended September 30, 2017 and 2016, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. In October 2017, the Partnership made a prepayment of $1,137 based on the volume of sand extracted, delivered, sold and paid for through the third quarter of 2017. As of September 30, 2017, the Partnership had repaid in full the promissory note due in October 2017 and had $4,191 outstanding on its remaining promissory notes, which carry interest rates ranging from 0.56% to 0.74%.

7. Commitments and Contingencies
Customer Contracts
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from three to seven years. Through September 30, 2017, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.

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
Royalty Agreements
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $5,447 and $2,011 for the three months ended September 30, 2017 and 2016, respectively, and $13,085 and $4,235 for the nine months ended September 30, 2017 and 2016, respectively.
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
During the year ended December 31, 2016, the Partnership entered into an agreement to terminate certain existing royalty obligations for $6,750, of which $3,375 was paid during each of September 2017 and 2016. As a result of this agreement, the Partnership reduced its ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. As part of this transaction, we recorded an asset of $6,750, as reflected in property, plant and equipment on the Condensed Consolidated Balance Sheet.
Property Value Guarantees
The Partnership entered into mining agreements and land use agreements with the Wisconsin municipalities of Bridge Creek, Lincoln, Springfield and Preston that contain property value guarantees ("PVG") for certain property owners in proximity to each mine. The respective PVGs establish a process whereby we guaranty fair market value to the owners of residential property specifically identified within the body of the PVG document. According to the terms of the PVGs, the property owner must notify us in the event they wish to sell the subject residence and additional acreage in certain instances. Upon such notice, the PVGs establish a process by which an appraisal is conducted and the subject property is appraised to establish fair market value and is listed with a real estate broker. In the event the property is sold within 180 days of listing, we agree to pay the owner any shortfall between the sales price and the established fair market value. In the event the property is not sold within the 180 day time frame, we are obligated to purchase the property for fair market value.
As of September 30, 2017, we have not accrued a liability related to the PVGs because it is not possible to estimate how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. As of September 30, 2017, the Partnership has paid $2,188 under these guarantees.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

As of September 30, 2017, future minimum operating lease payments and minimum purchase commitments are as follows:

Fiscal Year	Operating Leases	Minimum Purchase Commitments
2017 (three months)	$7,292	$1,509
2018	31,924	5,207
2019	31,783	2,616
2020	29,020	2,296
2021	22,557	2,296
Thereafter	34,313	4,167
	$156,889	$18,091
In addition, the Partnership has placed orders for additional leased railcars. Such long-term operating leases commence upon the future delivery of 700 railcars, which are scheduled to be delivered during the first half of 2018.
Equity Method Investments
On September 8, 2016, the Partnership committed to investing up to $17,400 in PropX over the next year to 18 months for use in the manufacturing of containers and conveyor systems, among other things. As of September 30, 2017, the Partnership has funded $14,400 of its commitment to PropX, of which $4,168 was funded during the nine months ended September 30, 2017.
Contingent Consideration
As described in Note 3 - Acquisitions, the Partnership may pay the sponsor up to $10,000 and $65,000 of contingent consideration related to the Blair Contribution and the Whitehall Contribution, respectively.  The payments are based on achievement of certain levels of Adjusted EBITDA in 2017 and 2018.  Achievement of these threshold levels of Adjusted EBITDA, as defined in each of the contribution agreements, will be dependent on the quantity of volumes sold and related prices, which are forecasted at levels above current market prices.  The Partnership’s ability to meet such thresholds will be affected by events and circumstances beyond its control.  If market or other economic conditions remain the same or deteriorate, the thresholds may not be met. If the thresholds are not attained during each of the contingency periods, no payment will be owed to the sponsor.  A 10% increase or decrease in the achievement of Adjusted EBITDA versus current forecasts for the measurement periods could result in a range of potential payments under these arrangements which could differ from the current estimated fair value of the liabilities based on our current forecasts.  The following table outlines the original fair value reflected as the carrying value in the financial statements, the range of minimum and maximum undiscounted payments, and a sensitivity calculation of the current estimated fair value and sensitivities based on achieving Adjusted EBITDA levels 10% above or below the Partnership’s current forecasted results as of September 30, 2017.  Based on the significant estimates and assumptions included in the analysis, actual results could differ from these estimates.

		Undiscounted Payments		Sensitivity Analysis
Transaction	Carrying Value of Liability	Minimum	Maximum	Current Estimated Fair Value	-10% Adjusted EBITDA	+10% Adjusted EBITDA
Blair Contribution	$5,000	$—	$10,000	$6,990	$6,990	$6,990
Whitehall Contribution	$14,000	$—	$65,000	$38,908	$38,908	$38,908
Litigation
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

8. Equity
During the second quarter of 2017, our sponsor distributed its 20,693,643 common units in the Partnership to its members. As of September 30, 2017, our management team, together with our board of directors have a 10% direct ownership interest in our limited partnership units. In addition, our sponsor is the owner of our General Partner.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

During the nine months ended September 30, 2017, the Partnership completed a public offering for a total of 23,575,000 common units, representing limited partnership interests in the Partnership for aggregate net proceeds of approximately $412,577. The net proceeds from these offerings were used to fund the cash portion of the Whitehall Contribution, the cash portion of the Permian Basin Sand asset acquisition and for general partnership purposes. In addition, the Partnership issued 3,438,789 common units as additional consideration for the Permian Basin Sand asset acquisition on March 3, 2017.
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
During the three and nine months ended September 30, 2017 and 2016, no income was allocated to our holders of incentive distribution rights.
Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our limited partner unitholders and our holders of incentive distribution rights will receive.
On October 16, 2017, our General Partner's board of directors declared a cash distribution for the third quarter of 2017 totaling $13,655, or $0.15 per common unit. This distribution will be paid on November 14, 2017 to unitholders of record on October 31, 2017. No distributions were declared for our holders of incentive distribution rights.
Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic common units outstanding	91,030,558	55,095,464	85,277,011	44,832,652
Potentially dilutive common units	997,066	—	997,066	—
Diluted common units outstanding	92,027,624	55,095,464	86,274,077	44,832,652
For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units. Incentive distribution rights are treated as participating securities.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Diluted earnings per unit excludes any dilutive awards granted (see Note 9 - Unit-Based Compensation) if their effect is anti-dilutive. Diluted earnings per unit for the three and nine months ended September 30, 2017, includes the dilutive effect of all 997,066 phantom units, respectively, granted and outstanding at the assumed number of units which would have vested if the performance period had ended on September 30, 2017. During the three and nine months ended September 30, 2016, the Partnership incurred a net loss and, as a result, all 627,900 phantom units, respectively, of potentially dilutive awards granted and outstanding were excluded from the diluted earnings per unit calculation.
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
The following tables provide a reconciliation of net income (loss) and the assumed allocation of net income (loss) under the two-class method for purposes of computing net income (loss) per limited partner unit for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per unit amounts):

	Three Months Ended September 30, 2017
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$13,655	$13,655
Assumed allocation of earnings in excess of distributions	—	16,152	16,152
Assumed allocation of net income	$—	$29,807	$29,807

Earnings per limited partner unit - basic		$0.33
Earnings per limited partner unit - diluted		$0.32

	Three Months Ended September 30, 2016
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(11,734)	(11,734)
Add back recast income attributable to Blair through August 31, 2016	—	(962)	(962)
Add back recast losses attributable to Whitehall and Other Assets	—	992	992
Assumed allocation of net loss	$—	$(11,704)	$(11,704)

Loss per limited partner unit - basic		$(0.21)
Loss per limited partner unit - diluted		$(0.21)

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

	Nine Months Ended September 30, 2017
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$13,655	$13,655
Assumed allocation of earnings in excess of distributions	—	25,701	25,701
Add back recast losses attributable to Whitehall and Other Assets through March 15, 2017	—	1,471	1,471
Assumed allocation of net income	$—	$40,827	$40,827

Earnings per limited partner unit - basic		$0.48
Earnings per limited partner unit - diluted		$0.47

	Nine Months Ended September 30, 2016
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(76,393)	(76,393)
Add back recast income attributable to Blair through August 31, 2016	—	(279)	(279)
Add back recast losses attributable to Whitehall and Other Assets	—	2,583	2,583
Assumed allocation of net loss	$—	$(74,089)	$(74,089)

Loss per limited partner unit - basic		$(1.65)
Loss per limited partner unit - diluted		$(1.65)
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2016	201,521	$29.03
Forfeited	(39,399)	$52.53
Outstanding at September 30, 2017	162,122	$23.32
As of September 30, 2017, total compensation expense not yet recognized related to unvested PPUs was $1,141, with a weighted average remaining service period of 0.9 years.
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2016	378,260	$16.40
Vested	(19,436)	$32.33
Granted	495,163	$8.47
Forfeited	(19,043)	$20.32
Outstanding at September 30, 2017	834,944	$11.23
As of September 30, 2017, total compensation expense not yet recognized related to unvested TPUs was $6,424, with a weighted average remaining service period of 2.3 years.
Board Unit Grants
The Partnership issued 29,148 and 103,377 common units to certain of its directors during the nine months ended September 30, 2017 and 2016, respectively.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

Unit Purchase Programs
The Partnership has unit purchase programs ("UPP") offered under the Plan. The UPPs provide participating employees and members of our board of directors the opportunity to purchase common units representing limited partner interests of the Partnership at a discount. Non-director employees contribute through payroll deductions of the employee's eligible compensation during the applicable offering period. Directors contribute through cash contributions. If the closing price of the Partnership's common units on the purchase date is greater than or equal to the discount applied to the closing market price of our common units on a participant's applicable election date (the "Election Price"), then the participant will receive a number of common units equal to the amount of accumulated payroll deductions or cash contributions, as applicable (the "Contribution"), divided by the Election Price, capped at a specified number of common units. If the purchase date price is less than the Election Price, then the participant’s Contribution will be returned to the participant. On the date of election, the Partnership calculates the fair value of the discount, which is recognized as unit compensation expense on a straight-line basis during the period from election date through the date of purchase.
The offering period under the Partnership's UPP adopted in 2015 (the "2015 UPP") ended on February 28, 2017 with a 10% discount of the fair value of our common units on the applicable election date. The participants under the 2015 UPP purchased 300,090 common units at an average price of $5.49 on February 28, 2017.
On September 14, 2017, our General Partner's board of directors approved the termination of the Partnership's UPP that was adopted in March of 2017 (the "2017 UPP") and approved the adoption of the Second 2017 Unit Purchase Program (the "Second 2017 UPP"). On September 14, 2017, the offering period under the Second 2017 UPP commenced, with a 15% discount of the fair value of our common units on the applicable election date and a purchase date of November 15, 2018. With respect to any eligible individuals electing to participate in the Second 2017 UPP who were also participating in the 2017 UPP, any contributions that were made to the 2017 UPP and not withdrawn by a participant before September 14, 2017 were applied to the Second 2017 UPP.
Based on the current elected contributions, the participants will have the right to purchase an aggregate of approximately 338,000 common units. As of September 30, 2017, total accumulated contributions of $438 from directors under the Second 2017 UPP is maintained within the accrued and other current liabilities line item on our Condensed Consolidated Balance Sheet.
Compensation Expense
The following table presents total unit-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Performance Phantom Units	$373	$647	$1,121	$1,811
Time-Based Phantom Units	714	352	1,993	732
Director and other unit grants	124	117	375	356
Unit Purchase Programs	298	39	417	116
Total compensation expense	$1,509	$1,155	$3,906	$3,015

10. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the "Services Agreement") with our General Partner, Hi-Crush Services LLC ("Hi-Crush Services") and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended September 30, 2017 and 2016, the Partnership incurred $1,375 and $1,423, respectively, of management and administrative service expenses from Hi-Crush Services. During the nine months ended September 30, 2017 and 2016, the Partnership incurred $3,968 and $3,814, respectively, of management and administrative service expenses from Hi-Crush Services.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per ton and per unit amounts, or where otherwise noted)

In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of September 30, 2017, an outstanding balance of $11,546 payable to our sponsor is maintained as a current liability under the caption "Due to sponsor".
On September 8, 2016, the Partnership entered into an agreement to become a member of PropX, which is accounted for as an equity method investment. As of September 30, 2017 and December 31, 2016, the Partnership purchased $5,679 and $1,566, respectively, of equipment from PropX, which is reflected in property, plant and equipment. As of September 30, 2017 and December 31, 2016, the Partnership had accounts payable of $1,472 and $1,553, respectively, to PropX, which is reflected in accounts payable on our Condensed Consolidated Balance Sheet. In addition to equipment purchases, during the three and nine months ended September 30, 2017, we incurred $539 and $1,205, respectively, of lease expense for the use of PropX equipment, which is reflected in cost of goods sold.
During the three and nine months ended September 30, 2017 and 2016, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company ("Alston Companies"), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who is a director of our General Partner, has an ownership interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.

11. Impairments and Other Expenses
Our goodwill arose from the acquisition of D&I in 2013 and is therefore allocated to the D&I reporting unit. During the three months ended March 31, 2016, volumes sold through the D&I reporting unit declined below previously forecasted levels and pricing deteriorated. Our customers faced uncertainty related to activity levels and reduced their active frac crews, resulting in declines in well completion activity and industry demand for frac sand. Therefore, as of March 31, 2016, we determined that the state of market conditions and activity levels indicated that an impairment of goodwill may exist. As a result, we assessed qualitative factors and determined that we could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the goodwill as of March 31, 2016, based on the weighted average valuation across several income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the three months ended March 31, 2016 and the pricing, costs structures and market conditions existing as of March 31, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discount rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the Step 1 and Step 2 valuation exercises, it was determined that an impairment loss of all goodwill was incurred, which was equal to the difference between the carrying value and estimated fair value of goodwill. During the nine months ended September 30, 2016, the Partnership recognized a $33,745 impairment loss of all goodwill.
We recognized impairments and other expenses as outlined in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Impairment of Goodwill	$—	$—	$—	$33,745
Severance, retention and relocation	—	148	—	253
Exploration expenses	—	—	143	—
Expiration of exclusivity agreement	200	—	200	—
Impairments and other expenses	$200	$148	$343	$33,998

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

13. Subsequent Events
On October 12, 2017, the Partnership entered into a sixth amendment to the Revolving Credit Agreement, which allows the Partnership for repurchases of common units up to $20,000.
On October 16, 2017, our General Partner's board of directors declared a cash distribution for the third quarter of 2017 totaling $13,655, or $0.15 per common unit. This distribution will be paid on November 14, 2017 to unitholders of record on October 31, 2017. No distributions were declared for our holders of incentive distribution rights.
On October 17, 2017, the Partnership announced that the General Partner's board of directors approved a unit buyback program of up to $100,000. The Partnership will seek consent under the Revolving Credit Agreement and Term Loan Credit Agreement allowing for the authorized amount of up to $100,000. The repurchase program does not obligate the Partnership to repurchase any specific dollar amount or number of units and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice.

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
We sell a substantial portion of the frac sand we produce to customers with whom we have long-term contracts. We provide certain contract customers with market pricing arrangements that may currently be at a discount to contracted pricing. We are in discussions with various existing and potential customers regarding new long-term contracts for varying terms and volume commitments. As of October 1, 2017, the average remaining contract terms from our long-term contracts was 3.2 years with remaining terms ranging from 15 to 87 months.
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
In March 2017, we acquired a 1,226-acre frac sand reserve, located near Kermit, Texas, strategically positioned in the Permian Basin, within 75 miles of significant Delaware and Midland Basin activity. As of July 31, 2017, we completed construction of our fifth on-site processing plant capable of producing 3,000,000 tons per year (the "Kermit facility") and commenced operations. As of the commencement of operations in July 2017, the reserves contained 104.7 million tons of proven recoverable reserves of frac sand.

According to John T. Boyd Company ("John T. Boyd"), our proven reserves at our facilities consist of frac sand exceeding American Petroleum Institute ("API") specifications. Analysis of sand at our facilities by independent third-party testing companies indicates that they demonstrate characteristics exceeding of API specifications with regard to crush strength, turbidity and roundness and sphericity. Based on third-party reserve reports by John T. Boyd, as of December 31, 2016 and updated for the July 2017 Kermit facility reserve report, we have an implied average reserve life of 31 years, assuming production at the rated capacity of 13,430,000 tons of frac sand per year.
As of September 30, 2017, we own or operate 11 terminal locations throughout Colorado, Pennsylvania, Ohio, New York and Texas, of which two are temporarily idled and six are capable of accommodating unit trains. On October 3, 2017, we commenced operations at our twelfth terminal facility in Pecos, Texas, which is capable of accommodating unit trains. Our terminals, including Pecos, include approximately 109,000 tons of rail storage capacity and approximately 140,000 tons of silo storage capacity.
We are continuously looking to increase the number of terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of September 30, 2017, we leased or owned 4,172 railcars used to transport our sand from origin to destination and managed a fleet of 2,228 additional railcars dedicated to our facilities by our customers or the Class I railroads. In addition, the Partnership has placed orders for an additional 700 leased railcars, which are scheduled to be delivered during the first half of 2018.
In September 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last-mile logistics equipment for the proppant industry. In October 2016, the Partnership announced the successful pilot test of its PropStream integrated logistics solution, which involves loading frac sand at in-basin terminals into PropX containers before being transported by truck to the well site. At the well site, we believe the proprietary conveyor system ("PropBeastTM") significantly reduces noise and dust emissions due to its fully enclosed environment. As of September 30, 2017, we owned 19 PropBeast conveyors and leased 999 containers from PropX.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts which have current terms expiring between 2018 and 2024. Each contract defines the minimum volume of frac sand that the customer is required to purchase monthly and annually, the volume that we are required to make available, the technical specifications of the product and the price per ton. During 2016 and the nine months ended September 30, 2017, we provided contract customers with temporary market pricing arrangements at a discount to certain contracted pricing levels. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. Delivery of sand to our customers may occur at the rail origin, terminal or well site.
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

We pay royalties to third parties at our Wisconsin facilities at various rates, as defined in the individual royalty agreements. During the third quarter of 2016, the Partnership entered into an agreement to terminate certain existing royalty agreements for $6,750, of which $3,375 was paid during each of September 2017 and 2016. As a result of this agreement, the Partnership reduced its ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. We currently pay an aggregate rate up to $5.15 per ton of sand excavated from our Wisconsin facilities, delivered to and paid for by our customers. No royalties are paid on the sand extracted from our Kermit facility.
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
The following table presents a reconciliation of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Reconciliation of distributable cash flow to net income (loss):
Net income (loss)	$29,807	$(11,734)	$39,356	$(76,393)
Depreciation and depletion expense	8,806	4,932	21,234	12,689
Amortization expense	421	420	1,262	1,261
Interest expense	2,800	2,921	8,167	10,632
EBITDA	41,834	(3,461)	70,019	(51,811)
(Earnings) loss from equity method investments	(128)	—	142	—
Non-cash impairment of goodwill	—	—	—	33,745
Adjusted EBITDA	41,706	(3,461)	70,161	(18,066)
Less: Cash interest paid	(2,427)	(2,548)	(7,049)	(9,138)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(3,399)	(1,554)	(8,189)	(3,963)
Add: Accretion of asset retirement obligations	115	109	343	319
Add: Unit-based compensation	1,509	1,155	3,906	3,015
Distributable cash flow	37,504	(6,299)	59,172	(27,833)
Adjusted for: Distributable cash flow attributable to assets contributed by the sponsor, prior to the period in which the contribution occurred (b)	—	(400)	1,247	1,062
Distributable cash flow attributable to Hi-Crush Partners LP	37,504	(6,699)	60,419	(26,771)
Less: Distributable cash flow attributable to holders of incentive distribution rights	—	—	—	—
Distributable cash flow attributable to limited partner unitholders	$37,504	$(6,699)	$60,419	$(26,771)

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

•
We commenced operations at our Kermit production facility on July 31, 2017. The Kermit facility commenced operations and sales of frac sand during the third quarter of 2017, resulting in an increase in volumes produced and delivered during the three months ended September 30, 2017 as compared to the same period of 2016.

•
Our Augusta production facility was temporarily idled until August 2016. In October 2015, we temporarily idled our Augusta facility, which has a higher cost structure than our other production facilities. During September 2016, the Partnership resumed production at the Augusta facility, resulting in an increase in volumes produced and delivered during the three and nine months ended September 30, 2017 as compared to the same periods of 2016.

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

•
Our outstanding balance under the Revolving Credit Agreement was paid in full. During the second quarter of 2016, we repaid the outstanding balance under our Revolving Credit Agreement. During the nine months ended September 30, 2017, we did not have any indebtedness outstanding under our Revolving Credit Agreement. As a result, our interest expense was less during the nine months ended September 30, 2017 as compared to the same period of 2016.

•
During the fourth quarter of 2016, we launched PropStream, our integrated logistics solution, which delivers proppant into the blender at the well site. Accordingly, our financial statements through September 30, 2016 do not include any sales or operations generated from PropStream.

Market Conditions
Exploration and production activity during the first half of 2017 has been increasing, as demonstrated by the improvements in the reported Baker Hughes land rig count in the United States from a low average of 380 rigs in May 2016 to 916 rigs as of September 30, 2017. While still well below the high average of 1,859 rigs in November 2014, drilling and completions efficiencies have continued to improve such that the energy industry views 900 rigs as being capable of generating the same amount of completion and service intensity as 2,000 rigs did in 2014. The energy industry's outlook for the remainder of 2017 and 2018 activity levels includes oil and natural gas prices that would support continued rig count averages of 900 rigs in the fourth quarter of 2017 and the first half of 2018. Well completion activity would similarly be expected to increase over the next several quarters, which, when coupled with higher usage of frac sand per well, should result in an increased strong positive influence on demand for raw frac sand.

Frac sand supply is expected to fall short of demand through the coming months and quarters. While stated capacity may exceed the expectations for frac sand demand, the available capacity is constrained due to 1) availability of the grades of sand that are currently in demand, 2) general operating conditions and normal downtime and 3) logistics constraints. The industry is adding capacity, particularly in the Permian Basin, over the next 12 to 18 months, however, we do not expect such supply to be available in the volume or timeframe needed to meet the increasing demand. The advent of "in-basin" sand supply available closer to the well site in the Permian Basin, may cause a shift in supply over time from Northern White sand to in-basin sand supply. However, we believe this shift will be specific to finer mesh sizes of sand, particularly 100 mesh which is the principal grade produced in-basin. Northern White supply of 100 mesh is likely to shift to meet the demand for sand in other basins, with other grades of Northern White continuing to find a market in the Permian. While these shifts may cause periodic mismatches of supply and demand in particular basins, we do not believe there will be a long-term oversupply of sand given the projections of increasing demand.
As a result of increasing demand for raw frac sand, pricing began to stabilize in the third quarter of 2016 and increased in the fourth quarter of 2016, although remaining below historical averages. Due to the winter limitations on producing wet sand for processing at many facilities, constraints on supply were exacerbated in the first quarter of 2017 and pricing rose quickly. Pricing was still increasing into the third quarter of 2017, although at a slower pace than experienced in the first quarter of 2017. While the outlook for pricing of raw frac sand in the remainder 2017 and into the early part of 2018 is uncertain, given the expected levels of well completion activity in North America, coupled with the increased frac sand demand per well, and the limitations to increase sand supply noted above, we believe frac sand pricing is likely to continue to rise and be more favorable in the next several months.
As we began to see increasing demand for frac sand in 2017, we prepared our idled facilities, Whitehall and the Augusta wet plant, to resume operations late in the first quarter of 2017. During the past two years, we continued to invest in terminal operations to reduce our cost of delivering sand in-basin. During the first quarter of 2017, we fully re-staffed our facilities and removed all railcars from long-term storage. In the third quarter of 2017, we commenced operations at our fifth plant, the Kermit facility, in the Permian Basin and have now completed construction of our Pecos terminal. As of today, all five of our frac sand production facilities are in operation.
The following table presents sales, volume and pricing comparisons for the third quarter of 2017, as compared to the second quarter of 2017:

	Three Months Ended
	September 30,	June 30,		Percentage
	2017	2017	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$167,473	$135,182	$32,291	24%
Tons sold	2,456,195	2,112,516	343,679	16%
Percentage of volumes sold in-basin	61%	64%	(3)%	(5)%
Average price per ton sold	$68	$64	$4	6%
Revenues increased due to the sequential increase in sales volumes, combined with the generally higher pricing during the third quarter of 2017. Our average sales price per ton sold increased to $68 per ton in the third quarter of 2017 from $64 per ton in the second quarter of 2017, due to continued strong demand for frac sand coupled with limited supply. The average sales price between the two periods differs due to changes in industry market conditions and the resulting sales price trends, as well as the impact of the mix in pricing of FOB plant and in-basin volumes (61% and 64% of volumes were sold in-basin for the three months ended September 30, 2017 and June 30, 2017, respectively). Pricing in the third quarter of 2017 was rising throughout the three-month period and generally was higher than the second quarter of 2017. Through August 2017, one of our major customers had contracted pricing at the mine gate that was agreed to in the third quarter of 2016 and therefore our average price per ton may not fully reflect current market pricing. This customer's contract expired in August 2017 and we are currently selling sand to that customer at prices more reflective of current market conditions.

Results of Operations
The following table presents revenues and expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$167,583	$46,556	$386,167	$137,133
Costs of goods sold:
Production costs	35,749	12,057	88,299	34,529
Logistics costs	84,206	29,627	203,621	91,247
Depreciation, depletion and amortization	8,805	4,929	21,229	12,683
Gross profit (loss)	38,823	(57)	73,018	(1,326)
Operating costs and expenses	6,344	8,756	25,353	64,435
Income (loss) from operations	32,479	(8,813)	47,665	(65,761)
Other income (expense):
Earnings (loss) from equity method investments	128	—	(142)	—
Interest expense	(2,800)	(2,921)	(8,167)	(10,632)
Net income (loss)	$29,807	$(11,734)	$39,356	$(76,393)
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues
The following table presents sales, volume and pricing comparisons for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016:

	Three Months Ended
	September 30,			Percentage
	2017	2016	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$167,473	$46,546	$120,927	260%
Tons sold	2,456,195	1,082,974	1,373,221	127%
Percentage of volumes sold in-basin	61%	47%	14%	30%
Average price per ton sold	$68	$43	$25	58%
Revenues generated from the sale of frac sand were $167,473 and $46,546 for the three months ended September 30, 2017 and 2016, respectively, during which we sold 2,456,195 and 1,082,974 tons of frac sand, respectively. Average sales price per ton was $68 and $43 for the three months ended September 30, 2017 and 2016, respectively. The average sales price between the two periods differs due to industry market conditions, which changed from excess supply to short supply of frac sand, and the resulting sales price trends, as well as the impact of the mix in pricing of FOB plant and in-basin volumes (61% and 47% of tons were sold in-basin for the three months ended September 30, 2017 and 2016, respectively). Pricing in the third quarter of 2017 was rising throughout the three-month period and generally was substantially higher than the third quarter of 2016. Other revenue related to transload and terminaling, silo leases and other services was $110 and $10 for the three months ended September 30, 2017 and 2016, respectively.
Costs of Goods Sold – Production Costs
We incurred production costs of $35,749 and $12,057 for the three months ended September 30, 2017 and 2016, respectively. The principal components of our production costs are excavation costs, plant operating costs, royalties, and as necessary, the cost of purchased sand. The increase in production costs for the three months ended September 30, 2017 was primarily attributable to an increase in volumes being produced and delivered from our production facilities compared to the same period in 2016, when two of our production facilities were idled. In addition, during the three months ended September 30, 2017, we recognized a non-cash charge of $2,308 related to the use of coarse material from inventory to augment our reclamation process.

Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $84,206 and $29,627 for the three months ended September 30, 2017 and 2016, respectively, reflecting an increase in volumes sold in-basin and at the well site. The principal components of logistics costs are the cost of freight and fuel surcharges, railcar lease and switch costs.  These transportation related charges are capitalized as a component of finished goods inventory held in-basin and are reflected in cost of goods sold when the inventory is eventually sold in-basin or at the well site.  Other logistics cost components, including transload fees, storage costs, and terminal operational costs, such as labor and rent, are charged to costs of goods sold in the period in which they are incurred.
Costs of Goods Sold – Depreciation, Depletion and Amortization of Intangible Assets
For the three months ended September 30, 2017 and 2016, we incurred $8,805 and $4,929, respectively, of depreciation, depletion and amortization expense. The increase was primarily driven by an increase in mining activity at our Wisconsin production facilities compared to the same period in 2016, coupled with an increased asset base due to the commencement of operations at the Kermit production facility.
Gross Profit (Loss)
Gross profit was $38,823 for the three months ended September 30, 2017, compared to gross loss of $(57) for the three months ended September 30, 2016. Gross profit (loss) percentage increased to 23.2% in the third quarter of 2017 from (0.1)% in the third quarter of 2016. The increase was primarily driven by increased prices and volumes in the third quarter of 2017.
Operating Costs and Expenses
For the three months ended September 30, 2017, we incurred total operating costs and expenses of $6,344, primarily attributable to general and administrative expenses of $9,583, offset by $3,554 of other operating income related to the termination of a contract.
For the three months ended September 30, 2016, we incurred total operating costs and expenses of $8,756 primarily attributable to general and administrative expenses of $8,499. In the third quarter of 2016, the Partnership incurred $850 in transaction costs associated with the Blair Contribution and $407 in other business development costs.
Earnings from Equity Method Investments
During the three months ended September 30, 2017, the Partnership recognized earnings of $128 from its equity method investment in PropX representing its proportionate share of PropX's operating results.
Interest Expense
Interest expense was $2,800 and $2,921 for the three months ended September 30, 2017 and 2016, respectively. The decrease in interest expense during the three months ended September 30, 2017 was primarily driven by the payment in full of the outstanding balance on our revolver in the second quarter of 2016, coupled with capitalized interest on major construction projects taking place during 2017.
Net Income (Loss)
Net income was $29,807 for the three months ended September 30, 2017, compared to net loss of $(11,734) for the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenues
The following table presents sales, volume and pricing comparisons for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016:

	Nine Months Ended
	September 30,			Percentage
	2017	2016	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$385,923	$136,672	$249,251	182%
Tons sold	5,953,598	2,895,235	3,058,363	106%
Percentage of volumes sold in-basin	64%	52%	12%	23%
Average price per ton sold	$65	$47	$18	38%

Revenues generated from the sale of frac sand were $385,923 and $136,672 for the nine months ended September 30, 2017 and 2016, respectively, during which we sold 5,953,598 and 2,895,235 tons of frac sand, respectively. Average sales price per ton was $65 and $47 for the nine months ended September 30, 2017 and 2016, respectively. The average sales price between the two periods differs due to changes in industry market conditions (generally excess supply of frac sand with declining demand in the first nine months of 2016 compared to short supply of frac sand with strong demand in the first nine months of 2017) and the resulting sales price trends, as well as the impact of the mix in pricing of FOB plant and in-basin volumes (64% and 52% of tons were sold in-basin for the nine months ended September 30, 2017 and 2016, respectively). Pricing in the first nine months of 2017 was rising throughout the nine-month period and generally was higher than the first nine months of 2016, during which we continued to provide discounted pricing for contract customers. Other revenue related to transload and terminaling, silo leases and other services was $244 and $461 for the nine months ended September 30, 2017 and 2016, respectively.
Costs of Goods Sold – Production Costs
We incurred production costs of $88,299 and $34,529 for the nine months ended September 30, 2017 and 2016, respectively. The principal components of our production costs are excavation costs, plant operating costs, royalties, and as necessary, the cost of purchased sand. The increase in production costs for the nine months ended September 30, 2017 was primarily attributable to an increase in volumes being produced and delivered from our production facilities compared to the same period in 2016, coupled with having all five of our production facilities in operation during the third quarter of 2017. In addition, during the nine months ended September 30, 2017, we recognized a non-cash charge of $2,308 related to the use of coarse material from inventory to augment our reclamation process.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $203,621 and $91,247 for the nine months ended September 30, 2017 and 2016, respectively, reflecting an increase in volumes sold in-basin and at the well site. The principal components of logistics costs are the cost of freight and fuel surcharges, railcar lease and switch costs.  These transportation related charges are capitalized as a component of finished goods inventory held in-basin and are reflected in cost of goods sold when the inventory is eventually sold in-basin or at the well site.  Other logistics cost components, including transload fees, storage costs, and terminal operational costs, such as labor and rent, are charged to costs of goods sold in the period in which they are incurred.  During the nine months ended September 30, 2017, we incurred $794 of costs associated with the storage of idled railcars and one-time costs to remove our remaining railcars out of storage and back into service, as compared to $1,315 for storage of idled railcars for the same period in 2016.
Costs of Goods Sold – Depreciation, Depletion and Amortization of Intangible Assets
For the nine months ended September 30, 2017 and 2016, we incurred $21,229 and $12,683, respectively, of depreciation, depletion and amortization expense. The increase was driven by an increase in mining activity at our Wisconsin production facilities, coupled with an increased asset base in 2017, including the commencement of operations at the Kermit production facility.
Gross Profit (Loss)
Gross profit was $73,018 for the nine months ended September 30, 2017, compared to a gross loss of $(1,326) for the nine months ended September 30, 2016. Gross profit (loss) percentage increased to 18.9% in the first nine months of 2017 from (1.0)% in the first nine months of 2016. The increase was primarily driven by increased prices and volumes in the first nine months of 2017.
Operating Costs and Expenses
For the nine months ended September 30, 2017, we incurred total operating costs and expenses of $25,353 primarily attributable to general and administrative expenses of $28,221, offset by $3,554 of other operating income related to the termination of a contract. During the nine months ended September 30, 2017, the Partnership incurred non-recurring legal, professional, marketing and other business development costs associated with the Whitehall Contribution, the development of our Kermit facility and Pecos terminal.
For the nine months ended September 30, 2016, we incurred total operating costs and expenses of $64,435, which included general and administrative expenses of $30,118 and impairments and other expenses of $33,998 primarily related to the impairment of goodwill. General and administrative expenses for the nine months ended September 30, 2016 also included $850 in transaction costs associated with the Blair Contribution, $407 in other business development costs and an $8,236 increase in bad debt expense associated with a spot customer filing for bankruptcy.
Earnings (Loss) from Equity Method Investments
During the nine months ended September 30, 2017, the Partnership incurred a loss of $(142) from its equity method investment in PropX representing its proportionate share of PropX's operating results during the period. The loss was driven by initial start-up and legal costs incurred since the formation of the joint venture in September 2016.

Interest Expense
Interest expense was $8,167 and $10,632 for the nine months ended September 30, 2017 and 2016, respectively, principally associated with the interest on our term loan. The decrease in interest expense during the 2017 period was primarily driven by the payment in full of the outstanding balance on our revolver in the second quarter of 2016, coupled with capitalized interest on major construction projects taking place in 2017.
Net Income (Loss)
Net income was $39,356 for the nine months ended September 30, 2017, compared to a net loss of $(76,393) for the nine months ended September 30, 2016.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our Revolving Credit Agreement, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of October 25, 2017, our sources of liquidity consisted of $18,285 of available cash and $58,234 pursuant to available borrowings under our Revolving Credit Agreement ($75,000, net of $16,766 letter of credit commitments) and had no indebtedness. In addition, we have a $200,000 senior secured term loan facility which permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. We also have entered into an equity distribution program under which we may sell, from time to time, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. Our General Partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, capital expenditures, funding debt service obligations, making distributions to our unitholders and any repurchases of common units. On October 16, 2017, our General Partner's board of directors declared a cash distribution for the third quarter of 2017 of $0.15 per common unit, of $0.60 on an annualized basis, and no distribution was declared for our holders of incentive distribution rights. This distribution will be paid on November 14, 2017 to unitholders of record on October 31, 2017. This quarterly distribution equates to approximately $13,655 per quarter, or $54,620 per year, based on the number of common units currently outstanding. We intend to pay a quarterly distribution to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. We do not have a legal or contractual obligation to pay this distribution.
On October 17, 2017, the Partnership announced that the General Partner's board of directors approved a unit buyback program of up to $100,000. The repurchase program does not obligate the Partnership to repurchase any specific dollar amount or number of units and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice.
Revolving Credit Agreement and Senior Secured Term Loan Facility
As of October 25, 2017, we have a $75,000 senior secured Revolving Credit Agreement, which matures in April 2019. As of October 25, 2017, we had $58,234 of undrawn borrowing capacity ($75,000, net of $16,766 letter of credit commitments) and had no indebtedness under our Revolving Credit Agreement. The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. The Revolving Credit Agreement also requires compliance with customary financial covenants, which is a maximum leverage ratio of 4.5x for the six months ending September 30, 2017 annualized, 4.0x for the nine months ending December 31, 2017 annualized, and 3.5x for the twelve months ending March 31, 2018 and thereafter, and a minimum interest coverage ratio, as defined, of 2.5x for each fiscal quarter ending on or after June 30, 2017.
We are in compliance with the covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future, and access our undrawn borrowing capacity under our Revolving Credit Agreement, is dependent primarily on achieving certain levels of EBITDA, as defined.
As of October 25, 2017, we have a $200,000 senior secured term loan facility, which matures in April 2021. As of October 25, 2017, the senior secured term loan facility was fully drawn with a $193,000 balance outstanding. The senior secured term loan facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental senior secured term loan facility would be on terms to be agreed among us, the administrative agent under the senior secured term loan facility and the lenders who agree to participate in the incremental facility. Borrowings under our senior secured term loan facility are secured by substantially all of our assets.
For additional information regarding our Revolving Credit Agreement and our senior secured term loan facility, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Ratings
As of October 25, 2017, the credit rating of the Partnership’s senior secured term loan credit facility was B from Standard and Poor’s and B3 from Moody’s.
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
Unit Buyback Program
On October 17, 2017, the Partnership announced that the General Partner's board of directors approved a unit buyback program of up to $100,000. The Partnership will seek consent allowing for the authorized amount of up to $100,000. The repurchase program does not obligate the Partnership to repurchase any specific dollar amount or number of units and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. The Partnership did not buyback any common units under this unit buyback program through the date of this filing.
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
Capital Requirements
Capital expenditures totaled $108,116 during the nine months ended September 30, 2017, related to costs associated with the construction of the Kermit facility, the new terminal facility in Pecos, Texas, equipment for the PropStream integrated logistics solution and overburden removal, among other projects. We plan to spend $7,000 to $17,000 on capital expenditures during the remainder of 2017. In addition, we have committed to investing up to $17,400 in PropX, of which $14,400 has been funded through September 30, 2017.
Capital expenditures for 2018 are expected to be in the range of $35,000 to $45,000 related to continued investment in equipment for PropStream, normal maintenance capital expenditures, including overburden removal, at our production facilities and terminals, and discretionary investments in logistics assets.
Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Partnership's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestures or organic capital expenditures. As of September 30, 2017, we had a positive working capital balance of $59,099 as compared to a deficit of $(61,233) at December 31, 2016. The deficit as of December 31, 2016, was driven by $115,961 of cumulative advances received from our sponsor to finance the construction of the Whitehall facility.

The following table summarizes our working capital as of the dates indicated.

	September 30, 2017	December 31, 2016
Current assets:
Accounts receivable, net	$107,879	$52,834
Inventories	49,380	29,277
Prepaid and other current assets	2,819	2,716
Total current assets	160,078	84,827
Current liabilities:
Accounts payable	44,080	19,264
Accrued and other current liabilities	25,894	8,155
Deferred revenues	19,459	—
Due to sponsor	11,546	118,641
Total current liabilities	100,979	146,060
Working capital (deficit)	$59,099	$(61,233)
Accounts receivable increased $55,045 during the nine months ended September 30, 2017, reflecting increased volumes and improved pricing as compared to the fourth quarter of 2016.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. The increase in our inventory of $20,103 was primarily driven by increased in-basin finished goods inventory at September 30, 2017 as compared to December 31, 2016, as we had more on-line production capacity with which to produce and forward place product.
Accounts payable and accrued liabilities increased by $42,555 on a combined basis, primarily due to an increase in outstanding payables associated with capital projects and resumption of mining at all four Wisconsin production facilities and our Kermit facility.
Deferred revenues represent prepayments from customers for future deliveries of frac sand. The increase in deferred revenues was due to the collection of prepayments from customers during the nine months ended September 30, 2017.
Our balance due to our sponsor decreased $107,095 during the nine months ended September 30, 2017, primarily as a result of $116,417 of sponsor advances converting to capital on March 15, 2017, in connection with the closing of the Whitehall Contribution.
The following table provides a summary of our cash flows for the periods indicated.

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$63,073	$(18,596)
Investing activities	(453,106)	(117,817)
Financing activities	409,418	148,052
Cash Flows - Nine Months Ended September 30, 2017 and 2016
Operating Activities
Net cash provided by operating activities was $63,073 for the nine months ended September 30, 2017, compared to net cash used in operating activities of $18,596 for the nine months ended September 30, 2016. Operating cash flows include net income of $39,356 and a net loss of $76,393 during the nine months ended September 30, 2017 and 2016, respectively, adjusted for non-cash operating expenses and the changes in operating assets and liabilities described above. The increase in cash flows from operations was primarily attributable to increased gross profit margins in the first nine months of 2017 as compared to the first nine months of 2016.

Investing Activities
Net cash used in investing activities was $453,106 for the nine months ended September 30, 2017, and consisted of the $140,000 cost of the Whitehall Contribution, the $200,830 cost of the Permian Basin Sand asset acquisition, $4,168 of equity method investments and $108,116 of capital expenditures primarily related to the construction of our Kermit facility and our new terminal facility in Pecos, Texas.
Net cash used in investing activities was $117,817 for the nine months ended September 30, 2016, and consisted of the $75,000 cost of the Blair Contribution, $4,411 of equity method investments and $38,406 of capital expenditures related to the completion of the Blair facility, completion of distribution terminal facilities in Colorado and Texas, and expansion of rail capacity at our Wyeville facility.
Financing Activities
Net cash provided by financing activities was $409,418 for the nine months ended September 30, 2017, and was comprised of $412,577 net proceeds from the issuance of 23,575,000 common units, $456 of advances received from our sponsor, $438 of proceeds from participants in our unit purchase program, offset by $4,014 of repayments on other long-term debt and $39 of payments on accrued distribution equivalent rights.
Net cash provided by financing activities was $148,052 for the nine months ended September 30, 2016, and was comprised of $189,015 net proceeds from the issuance of 19,550,000 common units, $16,016 of advances received from our sponsor, offset by $128 of loan origination costs, a $52,500 repayment of the outstanding balance on our Revolving Credit Agreement and $4,351 of repayments on other long-term debt.

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
Interest Rate Risk
As of September 30, 2017, we had $193,000 of principal outstanding under our senior secured term loan facility, with an effective interest rate of 5.05%. Assuming no change in the amounts outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $974 per year.
Credit Risk – Customer Concentration
During the nine months ended September 30, 2017, approximately 38% of our revenues were earned from our two largest customers. Our customers are generally pressure pumping service providers and oil and gas exploration and production companies. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or we are unable to renew or replace these customer relationships, our gross profit and cash flows may be adversely affected.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, an update that supersedes the most current revenue recognition guidance, as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The authoritative guidance, which may be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application, will be effective for the Partnership beginning January 1, 2018. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, ASU 2016-10 Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842).
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
In February 2016, the FASB issued ASU 2016-02, which will impact all leases with durations greater than twelve months. In general, such arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under the new accounting guidance a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption will be calculated using the applicable incremental borrowing rate at the date of adoption. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2019, and should be applied retrospectively. The FASB has also issued the following standard which clarifies ASU 2016-02 and has the same effective date as the original standard: ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.

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

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	October 31, 2017	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

HI-CRUSH PARTNERS LP
EXHIBIT INDEX

Exhibit Number	Description
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

10.1
Form of Hi-Crush Partners LP Second 2017 Unit Purchase Program Enrollment Agreement and Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2017).

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