Form 10-K
period 2017-12-31
Hi-Crush Partners LP
filed 2018-02-20
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35630
Hi-Crush Partners LP
(Exact name of registrant as specified in its charter)

Delaware	90-0840530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1330 Post Oak Blvd, Suite 600
Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (713) 980-6200

Three Riverway, Suite 1350
Houston, Texas 77056
(Former address)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partnership interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑Yes ☐No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐Yes ☑No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No
As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common units held by non-affiliates was approximately $887,328,114 based on the closing price of $10.85 per common unit on that date.
As of February 15, 2018, there were 89,130,197 common units outstanding.

HI-CRUSH PARTNERS LP

Forward-Looking Statements
Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "may," "should," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "hope," "plan," "estimate," "anticipate," "believe," "project," "budget," "potential," "likely," or "continue," and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such risk factors and as such should not consider the following to be a complete list of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include those described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K, and the following factors, among others:

•	the volume of frac sand we are able to buy and sell;

•	the price at which we are able to buy and sell frac sand;

•	demand and pricing for our integrated logistics solutions;

•	the pace of adoption of our integrated logistics solutions;

•
the amount of frac sand we are able to timely deliver at the wellsite, which could be adversely affected by, among other things, logistics constraints, weather, or other delays at the wellsite or transloading facility;

•	changes in prevailing economic conditions, including the extent of changes in crude oil, natural gas and other commodity prices;

•
the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties, cave-ins, pit wall failures, rock falls and unusual or unfavorable geologic conditions;

•	changes in the price and availability of natural gas or electricity;

•	inability to obtain necessary equipment or replacement parts;

•	changes in the railroad infrastructure, price, capacity and availability, including the potential for rail line disruptions;

•	changes in the price and availability of transportation;

•	availability of or failure of our contractors, partners and service providers to provide services at the agreed-upon levels or times;

•	failure to maintain safe work sites at our facilities or by third parties at their work sites;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial and transportation related accidents;

•	fires, explosions or other accidents;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	difficulties in obtaining and renewing environmental permits;

•	facility shutdowns or restrictions in operations in response to environmental regulatory actions including but not limited to actions related to endangered species;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits, licenses or other approvals, including mining or water rights;

•	labor disputes and disputes with our third-party contractors;

•	inability to attract and retain key personnel;

•	cyber security breaches of our systems and information technology;

•	our ability to borrow funds and access capital markets; and

•	changes in the political environment of the geographical areas in which we and our customers operate.
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements. You should assess any forward-looking statements made within this Annual Report on Form 10-K within the context of such risks and uncertainties.

PART I
ITEM 1. BUSINESS
References in this Annual Report on Form 10-K to "Hi-Crush Partners LP," "we," "our," "us" or like terms when used in a historical context to reference operations or matters refer to Hi-Crush Partners LP and its subsidiaries. References in this Annual Report on Form 10-K to "Hi-Crush Proppants LLC" and "our sponsor" refer to Hi-Crush Proppants LLC.
Overview
Hi-Crush Partners LP (together with its subsidiaries, the "Partnership") is a premier provider of proppant and logistics solutions to the North American energy industry. Our portfolio of production facilities is capable of producing 13.4 million tons per year of high-quality monocrystalline sand, a specialized mineral used as a proppant during the well completion process, necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. Our Wisconsin production facilities' direct access to major U.S. railroads and our strategically located owned and operated in-basin terminals as well as our Texas production facility positions us within close proximity to significant activity in all major oil and gas basins. Our integrated distribution system, including our PropStreamTM logistics service, delivers proppant the "last mile" into the blender.
Over the past decade, exploration and production companies have focused on exploiting the vast hydrocarbon reserves contained in North America’s unconventional oil and natural gas reservoirs through advanced techniques, such as horizontal drilling and hydraulic fracturing. In recent years, this focus has resulted in exploration and production companies drilling longer horizontal wells, completing more hydraulic fracturing stages per well and utilizing more proppant per stage in an attempt to efficiently maximize the volume of hydrocarbon recovery per well. As a result, North American proppant demand, and particularly raw frac sand, increased rapidly over the same period.
Beginning in August 2014 and continuing through the second quarter of 2016, oil and natural gas prices declined dramatically in response to global supply concerns. Oil and natural gas prices persisted at levels well below those experienced during the middle of 2014. In response, U.S. exploration and production companies sharply reduced their drilling and completion activities in an effort to control costs. As a result, the number of rigs drilling for oil and gas fell dramatically in that same period from the high levels achieved during third quarter of 2014. Well completion activity throughout 2016 was significantly below levels experienced in 2014 and 2015. The combination of these and other factors reduced proppant demand and pricing during 2016 considerably from those realized during 2014. However, proppant demand did not decline as precipitously as rig count or well completion activity, due to the continuing trend of longer laterals and increasing use of proppant per lateral foot in well completions, all of which have positive impacts on frac sand demand.
Beginning in the fourth quarter of 2016 and continuing throughout 2017, North American rig count and well completion activity increased meaningfully over levels experienced in the middle of 2016. Demand for frac sand increased at a higher rate than well completion activity due to continued increases in proppant intensity per well. During the same time frame, frac sand supply increased at a slower rate, even with the resumption of operations at several previously idled mines. This dynamic led to a dramatic increase in frac sand pricing during the first quarter of 2017, which has continued to increase throughout 2017 and into 2018.
Given the energy industry's outlook for 2018 activity levels, we expect well completion activity to continue to improve over the next several quarters, which, coupled with higher usage of frac sand per well, should result in an increased positive influence on demand for raw frac sand. Supply of frac sand is expected to increase in 2018 as development of new Permian Basin production facilities are completed and ramp up operations. However, we believe this new supply will lag further increases in demand, presenting continued positive impact on supply and demand dynamics, and therefore potentially preserving a constructive environment for pricing stability or improvement.
We utilize the significant oil and natural gas industry experience of our management team to take advantage of what we believe are favorable, long-term market dynamics as we execute our growth strategy, which includes the expansion of our integrated distribution system and PropStream logistics service, as well as potential development of new terminal facilities and other logistics related assets.
General
The Partnership is a Delaware limited partnership formed on May 8, 2012. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC, our general partner (the "general partner" or "Hi-Crush GP"), and a 100% limited partner interest to our sponsor, its organizational limited partner.
Acquisition of Hi-Crush Augusta LLC
In January 2013 and April 2014, the Partnership entered into agreements with our sponsor which ultimately resulted in the acquisition of 98.0% of the common equity interests in Hi-Crush Augusta LLC ("Augusta"), the entity that owns a 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin (the "Augusta facility").

Acquisition of D & I Silica, LLC
In June 2013, the Partnership acquired an independent frac sand supplier, D & I Silica, LLC ("D&I"), transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and distributor. Founded in 2006, D&I was the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shale plays.
Acquisition of Hi-Crush Blair LLC
On August 9, 2016, the Partnership entered into a contribution agreement with the sponsor to acquire all of the outstanding membership interests in Hi-Crush Blair LLC ("Blair"), the entity that owned our sponsor's 1,285-acre facility with integrated rail infrastructure, located near Blair, Wisconsin (the "Blair facility"), for $75.0 million in cash, 7,053,292 of newly issued common units in the Partnership, and payment of up to $10.0 million of contingent consideration over a two-year period (the "Blair Contribution"). The Partnership completed the acquisition of the Blair facility on August 31, 2016.
Acquisition of Hi-Crush Whitehall LLC and Other Assets
On February 23, 2017, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Hi-Crush Whitehall LLC ("Whitehall"), the entity that owned our sponsor’s 1,447-acre facility with integrated rail infrastructure, located near Independence, Wisconsin and Whitehall, Wisconsin (the "Whitehall facility"), the remaining 2.0% equity interest in Augusta, and all of the outstanding membership interests in PDQ Properties LLC (together, the "Other Assets"), for $140.0 million in cash and up to $65.0 million of contingent consideration over a two-year period (the "Whitehall Contribution"). The Partnership completed this acquisition on March 15, 2017.
Asset Acquisition of Permian Basin Sand Reserves
On March 3, 2017, the Partnership completed an acquisition of Permian Basin Sand Company, LLC ("Permian Basin Sand") for total consideration of $200.0 million in cash and 3,438,789 newly issued common units to the sellers, valued at $62.2 million based on the closing price as of March 3, 2017. With the acquisition of Permian Basin Sand, we acquired a 1,226-acre frac sand reserve, located near Kermit, Texas, strategically positioned in the Permian Basin, within 75 miles of significant Delaware and Midland Basin activity.
Assets and Operations
According to John T. Boyd Company, a leading mining consulting firm focused on the mineral and natural gas industries ("John T. Boyd"), our proven reserves at our facilities consist of frac sand exceeding American Petroleum Institute ("API") specifications. Analysis of our sand at our facilities by independent third-party testing companies indicates that the sand demonstrates characteristics exceeding of API specifications with regard to crush strength (ability to withstand high pressures), turbidity (low levels of contaminants), roundness and sphericity (facilitates hydrocarbon flow or conductivity), acid solubility and percent quartz (mineralogy).
Wyeville Facility
We own and operate a 971-acre facility with integrated rail infrastructure, located in Wyeville, Wisconsin (the "Wyeville facility"), which, as of December 31, 2017, contained 74.1 million tons of proven recoverable reserves of frac sand meeting API specifications. The Wyeville facility, completed in 2011 and expanded in 2012, has an annual processing capacity of approximately 1,850,000 tons of frac sand per year. Assuming production at the rated capacity and based on a reserve report prepared by John T. Boyd, our Wyeville facility has an implied reserve life of 40 years as of December 31, 2017.
All of the product from the Wyeville facility is shipped by rail from approximately 32,000 feet of track that connects our facility to a Union Pacific Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains.
Augusta Facility
The Augusta facility, as of December 31, 2017, contained 38.6 million tons of proven recoverable reserves of frac sand meeting API specifications. Construction of the Augusta facility was completed in June 2012 and we expanded the facility in 2014. The Augusta facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. Assuming production at the rated capacity and based on a reserve report prepared by John T. Boyd, our Augusta facility has an implied reserve life of 13 years as of December 31, 2017. As a result of market conditions, the Augusta facility was temporarily idled in October 2015 until production resumed at reduced capacity levels in September 2016. We resumed production at rates near full capacity in April 2017.
All of the product from the Augusta facility is shipped by rail from approximately 38,000 feet of track that connects our facility to a Union Pacific Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains.

Blair Facility
The Blair facility, as of December 31, 2017, contained 114.9 million tons of proven recoverable reserves of frac sand meeting API specifications. Construction of the Blair facility was completed in March 2016. The Blair facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. Assuming production at the rated capacity and based on a reserve report prepared by John T. Boyd, our Blair facility has an implied reserve life of 40 years as of December 31, 2017.
All of the product from the Blair facility is shipped by rail from approximately 45,000 feet of track that connects our facility to a Canadian National Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains.
Whitehall Facility
The Whitehall facility, as of December 31, 2017, contained 78.2 million tons of proven recoverable reserves of frac sand meeting API specifications. The Whitehall facility, completed in September 2014, has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. Assuming production at the rated capacity and based on a reserve report prepared by John T. Boyd, the Whitehall facility has an implied reserve life of 27 years as of December 31, 2017. As a result of market conditions, the Whitehall facility was temporarily idled during the second quarter of 2016 and resumed production in March 2017.
All of the product from the Whitehall facility is shipped by rail from approximately 34,000 feet of track that connects the facility to a Canadian National Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains.
Kermit Facility
In March 2017, we acquired a 1,226-acre frac sand reserve, located near Kermit, Texas, strategically positioned in the Permian Basin, within 75 miles of significant Delaware and Midland Basin activity. On July 31, 2017, we completed construction of our fifth on-site processing plant capable of producing 3,000,000 tons per year (the "Kermit facility") and commenced operations. The Kermit facility, as of December 31, 2017, contained 103.6 million tons of proven recoverable reserves of frac sand meeting API specifications. Assuming production at the rated capacity and based on a reserve report prepared by John T. Boyd, the Kermit facility has an implied reserve life of 35 years as of December 31, 2017.
All of the product from our Kermit facility is delivered by truck to the wellsite from five on-site silos with 15,000 tons of storage capacity.
Terminal Facilities
As of December 31, 2017, we own or operate 12 terminal locations throughout Colorado, Pennsylvania, Ohio, New York and Texas, of which two are temporarily idled and seven are capable of accommodating unit trains. Our terminals include approximately 109,000 tons of rail storage capacity and approximately 140,000 tons of silo storage capacity. Each terminal location is strategically positioned in the shale plays to facilitate efficient delivery of sand to the wellsite. Our terminals include rail-to-storage and rail-to-truck capabilities and serve as the majority of our terminal resources and materials management services. Our terminal facilities include origin and distribution material staging areas, rail track capabilities, material handling equipment, private rail fleet, bulk storage and quality assurance services.
Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our Wisconsin production facilities. As of December 31, 2017, we leased or owned 4,253 railcars used to transport sand from origin to destination and managed a fleet of approximately 2,404 additional railcars dedicated to our facilities by our customers or the Class I railroads.
PropStream Operations
In September 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last mile logistics equipment for the proppant industry. In October 2016, the Partnership began providing to customers its PropStream integrated logistics service, which involves loading proppant at in-basin terminals into PropX containers before being transported by truck to the wellsite. The containers utilize intermodal container chassis or standard flatbeds for transportation, resulting in significant savings in terms of up-front and ongoing operations costs versus widely-used pneumatic equipment. PropStream provides increased transportation efficiency and reduces supply chain related congestion at the wellsite, decreasing the number of trucks required per job and decreasing or eliminating trucking demurrage costs. PropStream also provides flexible and scalable storage at the wellsite compared to silo solutions and more precise delivery of proppant into the blender hopper.

At the wellsite, the proprietary conveyor system, PropBeast®, significantly reduces noise and dust emissions due to its enclosed environment. PropBeast conveyors can transfer approximately 60,000 pounds of proppant per minute into blender hoppers while reducing particulate matter emissions from sand operations at the wellsite by more than 90% versus the widely used pneumatic equipment alternative. Our PropStream integrated logistics service is designed meet or exceed the new U.S. Occupational Safety and Health Act ("OSHA") respirable crystalline silica standards set to become effective in 2018 with respect to hydraulic fracturing, as well as the engineering control obligations set to become effective in 2021 for hydraulic fracturing.
As of December 31, 2017, we owned 22 PropBeast conveyors and leased 1,249 containers from PropX.
Competitive Strengths
We believe that we are well positioned to successfully execute our strategy and achieve our primary business objectives to provide capital appreciation and increase our return to unitholders through cash distributions per unit and unit repurchases over time because of the following competitive strengths:

•
Competitive operating cost structure. Our plant operations have been strategically designed to provide low per-unit production costs. At our Wisconsin facilities, we benefit from shallow overburden, which provides for a lower cost structure than mining operations of reserves with deeper or more complex overburden. At our Kermit facility, our production costs benefit from a reserve base that is easily accessible with limited to no overburden. Our mining operations are subcontracted to a third-party excavation company at a fixed cost per ton excavated, subject to a diesel fuel surcharge. The strategic location and logistics capabilities of our portfolio of production facilities enables us to serve all major U.S. and Canadian oil and natural gas producing basins. All of our Wisconsin facilities are capable of accommodating unit trains, and enable efficient loading of frac sand and minimize rail car turnaround times at the facilities. Unlike many competitors, our processing and rail loading facilities are located on-site, which eliminates the requirement for on-road transportation, lowers product movement costs, minimizes degradation of sand quality due to handling at the origin and lowers environmental impact. Our Kermit facility, located in the heart of the Permian Basin, is capable of loading produced frac sand directly into the truck and is logistically advantaged with proximity to significant frac sand demand and wellsite locations. In addition, many of our terminals are capable of receiving and handling unit trains, further reducing the cost of delivered sand for our customers. Owning and operating our terminal network provides for reduced operating and freight costs, while also ensuring our customers receive priority scheduling, expedited delivery and a more cost-effective delivery alternative.

•
Strategically located terminal facilities. We deliver our frac sand through an extensive logistics network of owned and operated rail-based terminals strategically located throughout Colorado, Pennsylvania, Ohio, New York and Texas to serve our customers' operations in North America's shale and other unconventional oil and natural gas plays. Additionally, we have access to facilities owned and operated by third parties to further increase the reach of our logistics footprint and number of origin and destination pairings. Our distribution network allows us to better service our customers’ short-notice needs across basins, at a lower price, and provide our customers with solutions for the logistical challenges presented by the large volume of frac sand typically required for each well completion. Our network of terminals located in the Marcellus and Utica shale plays is situated within 50 miles of approximately 80% of all wells permitted in these shale plays in 2017, providing our customers with the opportunity for reduced trucking and logistics costs to deliver frac sand to the wellsite. Our three terminals in the Permian Basin, combined with the industry’s first operational in-basin mine at Kermit, provide a platform for efficient delivery of frac sand within 50 miles of approximately 80% of all wells permitted in the Permian Basin in 2017.

•
"Last mile" service. Our PropStream integrated logistics service expands the reach and delivery of our production facilities and our owned and operated terminal network directly to our customers’ usage points, while leveraging our logistics infrastructure advantage and utilizing our strategically located terminal facilities. The development and expansion of "last mile" capabilities in our portfolio of services is aligned with our goals of delivering frac sand from the mine to the wellsite more efficiently. These efforts also expand our customer base by selling directly to the end users, and positioning our company deeper into the sand supply chain with delivery of sand to the blender hopper. PropStream reduces costs and environmental impact by simplifying the proppant delivery process through a fully flexible service. The PropStream service’s greater operating efficiency reduces non-productive time and demurrage costs at the wellsite, improves truck cycle times and enhances frac sand inventory management. The PropBeast conveyor system provides significant environmental benefits, including a reduction in silica dust by more than 90% as compared to the use of pneumatic trailers and other techniques, while also significantly reducing wellsite noise. PropStream benefits from superior accuracy and reliability through highly precise sand delivery and greater than 99% uptime efficiency, as well as gravity-fed loading and unloading, faster speeds load times and more consistent fills. The container size, and its mobility, enhances operational flexibility. We believe our customized PropStream service offering meets the specific needs of our customers today and is designed to do so as completion designs evolve.

•
Long-term customer relationships. We generate a substantial portion of our revenues from the sale of frac sand to customers with whom we have long-term relationships, supported by contracts. The contracts specify annual minimum volume requirements for customers and have an average remaining contractual term of 2.6 years. In 2015 and 2016, as a result of the existing market dynamics, we provided our contract customers with temporary market pricing arrangements at a discount to certain contracted pricing levels. In 2017, we began to revise the pricing structure in our contracts for sand sourced from our Wisconsin facilities to be based on market pricing. Our contracts for sand sourced from our Kermit facility are generally fixed price for the life of the contract. We believe our long-term relationships with our customers provide us with a stable base of frac sand demand and cash flows.

•
Experienced and incentivized management team. Our management team has extensive experience investing and operating in the oil and natural gas industry, long-term relationships with participants in the oilfield services and exploration and production industries, a strong operational and commercial understanding of the markets in which our customers operate, and expertise in development, construction and operation of frac sand processing and terminal facilities, frac sand supply chain management, and bulk solids material handling. Our management team is focused on optimizing our current business and expanding our operations through disciplined execution of our operational strategy of Mine. Move. Manage. Our management team and members of our general partner's board of directors are well-aligned with the interests of common unitholders through their combined 10% direct ownership interest in our limited partnership units and 39% interest in our sponsor, which owns 100% of the incentive distribution rights, whose value are directly impacted by prudent growth in profitability, cash flows and the business overall.

Business Strategies
Our primary business objectives are to provide capital appreciation and increase our return to unitholders through cash distributions per unit and unit repurchases over time. We intend to accomplish this objective by executing the following strategies:

•
Capitalizing on compelling industry fundamentals. We intend to continue positioning ourselves as a premier provider of proppant and logistics solutions to the North American energy industry, as we believe the proppant and logistics market offers attractive growth fundamentals over the long-term. The innovations in horizontal drilling in the various North American shale basins and other unconventional oil and natural gas plays have resulted in greater demand for frac sand per well and per stage. The long-term growth in frac sand demand is underpinned by continued horizontal drilling, increasing frac sand use per well and cost advantages over other proppant types, including resin-coated sand and ceramics. Over the long-term, we believe increases in frac sand supply will be constrained by challenges associated with reliably matching the reserves and natural mesh size distribution with the logistics and customer needs, in the quantities required. Additionally, we expect ongoing difficulty with successfully obtaining the necessary local, state and federal permits required for operating proppant facilities and related infrastructure.

•
Building on our position as a low cost provider. We seek to maintain and improve upon our position as a low cost provider of frac sand. We will continue to analyze and pursue organic expansion efforts that will similarly allow us to capitalize on and cost-effectively optimize our existing production and logistics assets. In addition, we seek to identify and evaluate additional terminal site locations to expand our geographic footprint allowing us to enhance our distribution network and ensure that our frac sand production is available to meet the evolving and dynamic in-basin needs of our customers. Further, we seek to find ways to reduce our customers' cost of frac sand delivered to the blender at the wellsite regardless of the source of production. We intend to accomplish this through a combination of our low cost production, our network of owned and operated terminals or third-party operated sites, our geographic footprint, and our PropStream integrated logistics service. We intend to continue to analyze and pursue opportunities to cost-effectively expand our geographic reach, optimize our existing assets and meet our customers' demand for our high quality frac sand.

•
Focusing on long-term relationships with key customers. A key component of our business model has been our contracting strategy, which seeks to secure a high percentage of our volumes under long-term contracts with major pressure pumping service providers and oil and gas exploration and production companies. Our mix of fixed price and market price in our contracts for sand sourced from our Wisconsin facilities and our fixed price contracts for sand sourced from our Kermit facility provide us with a stable base of frac sand demand and cash flows, while also providing the flexibility we and our customers desire in the event of market changes. We believe this business model serves as the foundation for our ability to serve our customers, while reliably providing the product that is a critical component to the well completion process. We intend to utilize a substantial majority of our processing capacity to fulfill our customer contracts and continue to serve our existing and new customers with frac sand delivered through our distribution network and to the blender at the wellsite.

•
Providing sand as a service. As we meet our customers' varied and evolving needs, we focus on the management of frac sand for our customers through "sand as a service". Through the development and deployment of PropStream, our last mile solution for delivery of sand, we leverage our capabilities to manage our customers' frac sand and logistics needs all the way from the mine to the blender at the wellsite. Our relentless focus on execution of our operations aligns our service with their needs for quality and reliability as we handle the frac sand production, transportation and management challenges faced every day.

•
Pursuing accretive acquisitions. In June 2013, we acquired D&I, the owner of the largest distribution network in the Marcellus and Utica shale plays. The foundation of this acquisition enabled us to operate through an extensive logistics network of rail-based terminals, which today, has been expanded and is strategically located throughout Colorado, Pennsylvania, Ohio, New York and Texas. In separate transactions in 2013, 2014, 2016 and 2017, we acquired all of the equity interests in the Augusta, Blair and Whitehall facilities from our sponsor. In March 2017, we acquired a 1,226-acre frac sand reserve, located near Kermit, Texas from Permian Basin Sand. We expect to continue pursuing accretive acquisitions of third-party frac sand assets, including production facilities and/or distribution and logistics operations. As we evaluate acquisition opportunities, we intend to remain focused on operations that complement our reserves of premium frac sand, our portfolio of efficient production facilities, and assets that provide or would accommodate the development and construction of advantaged logistics and distribution capabilities. We believe these factors are critical to our business model and are important characteristics for any potential acquisitions.

•
Maintaining financial flexibility and ample liquidity. We continue to pursue a disciplined financial policy and maintain liquidity aligned with our future financing needs and debt maturities. As of February 15, 2018, our senior secured term loan credit facility (the "Term Loan Credit Facility") that permits aggregate borrowings of $200.0 million was fully drawn with a $200.0 million balance outstanding and we had $104.3 million of undrawn borrowing capacity ($125.0 million, net of $20.7 million letter of credit commitments) and had no indebtedness under our senior secured revolving credit agreement (the "Revolving Credit Agreement"). The Revolving Credit Agreement is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our Revolving Credit Agreement are secured by substantially all of our assets. In January 2017, we entered into an equity distribution program under which we may sell through or to certain financial institutions up to $50.0 million in common units. In addition, in 2017 and 2016, we completed four public offerings for a total of 43,125,000 common units for aggregate net proceeds of $601.6 million. We believe that our borrowing capacity and ability to access debt and equity capital markets provides us with the financial flexibility necessary to achieve our organic expansion and acquisition strategy.

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
Types of Proppant
There are three primary types of proppant that are commonly utilized in the hydraulic fracturing process: raw frac sand, resin-coated sand and manufactured ceramic beads. We are engaged exclusively in the production of raw frac sand.
Raw Frac Sand
Of the three primary types of proppant, raw frac sand is the most widely used due to its broad applicability in oil and natural gas wells and its cost advantage relative to other proppants. Raw frac sand has been employed in nearly all major U.S. oil and natural gas producing basins.
Raw frac sand is generally mined from the surface or underground, and in some cases crushed, and then cleaned, dried and sorted into consistent mesh sizes. The API has a range of guidelines it uses to evaluate frac sand grades and mesh sizes. In order to meet API specifications, frac sand must meet certain thresholds related to crush strength (ability to withstand high pressures), roundness and sphericity (facilitates hydrocarbon flow, or conductivity), particle size distribution, turbidity (low levels of contaminants), acid solubility and percent quartz (mineralogy). Oil and gas producers generally require that frac sand used in their drilling and completion processes meet API specifications.

Raw frac sand can be further delineated into three main types: Northern White, Brady Brown and what is commonly referred to as "In-Basin" frac sand. The term "Northern White" is a commonly-used designation for premium white sand produced in Wisconsin and other limited parts of the upper Midwest region of the United States. Northern White, which is the type of frac sand we produce at our Wisconsin facilities, is known for its high crush strength, low turbidity, roundness and sphericity and monocrystalline grain structure. Northern White frac sand has historically commanded premium prices relative to Brady Brown. Brady Brown, or regional sand, is sometimes preferred due to its proximity to shale basins, particularly the Permian Basin and Eagle Ford shale plays, and, therefore, lower cost due to reduced logistics costs. In-Basin frac sand began to be developed and produced in 2017 and is used in the Permian Basin due to its proximity and logistics advantage. We produce Northern White and In-Basin frac sand at our production facilities.
Resin-Coated Frac Sand
Resin-coated frac sand consists of raw frac sand that is coated with a flexible resin that increases the sand’s crush strength and prevents crushed sand from dispersing throughout the fracture. Pressured (or tempered) resin-coated sand primarily enhances crush strength, thermal stability and chemical resistance, allowing the sand to perform under harsh downhole conditions. Curable (or bonding) resin-coated frac sand uses a resin that is designed to bond together under closure stress and high temperatures, preventing proppant flowback. We do not produce resin-coated frac sand, but from time to time, we may purchase or transload resin-coated frac sand for use by our customers.
Ceramics
Ceramic proppant is a manufactured product of comparatively consistent size and spherical shape that typically offers the highest crush strength relative to other types of proppants. Ceramic proppant derives its product strength from the molecular structure of its underlying raw material and is designed to withstand extreme heat, depth and pressure environments. We do not produce ceramic proppant, but from time to time, we may purchase or transload ceramic proppant for use by our customers.
Proppant Mesh Sizes
Mesh size is used to describe the size of the proppant and is determined by sieving the proppant through screens with uniform openings corresponding to the desired size of the proppant. Each type of proppant comes in various sizes, categorized as mesh sizes, and the various mesh sizes are used in different applications in the oil and natural gas industry. The mesh number system is a measure of the number of equally sized openings per square inch of screen through which the proppant is sieved. For example, a 30 mesh screen has 30 equally sized openings per linear inch. Therefore, as the mesh number increases, the granule size decreases. In order to meet API specifications, 90% of the proppant described as 30/50 mesh size proppant must consist of granules that will pass through a 30 mesh screen but not through a 50 mesh screen. We excavate various mesh sizes at our facilities, and sell 20/40, 30/50, 40/70 and 100 mesh frac sand used in the hydraulic fracturing process.
Demand Trends
Demand growth for frac sand and other proppants is primarily driven by advancements in oil and natural gas drilling and well completion technology and techniques, such as horizontal drilling and hydraulic fracturing, as well as overall industry activity growth. These advancements have made the extraction of oil and natural gas increasingly cost-effective in formations that historically would have been unprofitable to develop, resulting in a greater number of wells being drilled. Demand for proppant declined in 2015 and throughout most of 2016 with reduced well completion activity; however, we believe that demand for proppant will continue to grow, as it did throughout 2017, over the long-term, primarily driven by the increase in the average amount of proppant consumed per horizontal rig and as a result of the following demand drivers:

•	improvements in drilling rig productivity (from, among other things, pad drilling), resulting in more wells drilled per rig per year;

•	increases in the number of wells drilled per acre;

•	increases in the length of the typical horizontal wellbore;

•	increases in the number of fracture stages per lateral foot in the typical completed horizontal wellbore;

•	increases in the volume of proppant used per fracturing stage; and

•	recurring efforts to offset steep production declines in unconventional oil and natural gas reservoirs, including the drilling of new wells and secondary hydraulic fracturing of existing wells.

Supply Trends
As demand for raw frac sand increased dramatically through 2014, the supply of raw frac sand failed to keep pace, resulting in a supply-demand disparity. As a result, a number of existing and new competitors announced supply expansions and greenfield projects. However, there are several key geological, operational and economic constraints to increasing raw frac sand production on an industry-wide basis, including:

•	the difficulty of finding frac sand reserves that meet API specifications and consisting of the mesh size in demand;

•	the difficulty of securing contiguous frac sand reserves large enough to justify the capital investment required to develop a processing facility with a higher base of fixed costs;

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
As a result of the decline in oil and natural gas exploration and production activity that took place in 2015 and throughout most of 2016, many announced expansions or greenfield projects were significantly delayed or canceled. In addition, several existing facilities were temporarily or permanently idled, often due to high cost of production.
Recommencement of production at facilities previously idled often requires significant maintenance costs, use of working capital to build sufficient wet sand inventory for processing and hiring of employees if previously laid off. As a result, we do not believe some idled facilities will re-enter the market until frac sand pricing has reached a sustained and higher level to incentivize the investment.
In 2017, several new and existing suppliers announced planned capacity additions of frac sand supply, particularly in the Permian Basin. We expect frac sand supply to lag growth in demand over the coming months and quarters. While planned capacity may exceed the expectations for frac sand demand, the collectively available industry capacity is constrained due to 1) availability of the grades of sand that are currently in demand, 2) general operating conditions and normal downtime and 3) logistics constraints. The industry is expected to add capacity over the next 12 to 18 months, particularly in the Permian Basin; however, we do not expect such supply to be available in the volume grades or timeframe needed to efficiently meet the increasing demand. The advent of "In-Basin" sand supply available closer to the wellsite in the Permian Basin may cause a shift in supply over time from Northern White sand to In-Basin sand supply. However, we believe this shift will be specific to finer mesh sizes of sand, particularly 100 mesh which is the principal grade produced in-basin. Northern White supply of 100 mesh is likely to shift to meet the demand for sand in other basins, with other grades of Northern White continuing to find a market in the Permian Basin. While these shifts may cause periodic mismatches of supply and demand in particular basins, we do not believe there will be a long-term oversupply of sand given the projections of increasing demand.
Pricing
Given the expectation for increased oil and natural gas exploration and production activity in North America, coupled with the increased demand per well, and the limitations to increase sand supply noted above, frac sand pricing has risen throughout 2017 and into the first quarter of 2018, and we believe is likely to be more favorable in 2018.
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
Customers and Contracts
Our current customer base includes major pressure pumping service providers and oil and gas exploration and production companies. For the year ended December 31, 2017, sales to each of Halliburton Company ("Halliburton") and Liberty Oilfield Services ("Liberty") accounted for greater than 10% of our total revenues.

We sell the majority of the frac sand we produce to customers with whom we have long-term contracts. For the year ended December 31, 2017, we generated 73% of our revenues from sales of frac sand to customers with whom we had long-term contracts. We expect to continue selling a majority of our sand to our customers with long-term contracts in 2018 and future years. As of January 1, 2018, our long-term contracts have an average remaining contractual term of 2.6 years with remaining terms ranging from 12 to 84 months.
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
Our long-term customer contracts also contain penalties for our non-performance. If we are unable to deliver contracted volumes or otherwise arrange for delivery from a third party, we may be required to pay make-whole payments. We believe our production facilities, substantial reserves and our on-site processing and logistics capabilities reduce our risk of non-performance. We believe our levels of inventory are sufficient to prevent us from paying make-whole payments as a result of plant shutdowns due to repairs to our facilities necessitated by reasonably foreseeable mechanical interruptions.
In addition to sales under our long-term contracts, we sell raw frac sand under short-term pricing and other agreements. The terms of our short-term pricing agreements, including sand quality requirements, quantity parameters, permitted sources of supply, effects of future regulatory changes, force majeure and termination and assignment provisions, vary by customer.
Suppliers
Although the majority of the frac sand that we sell is produced from our production facilities, we can purchase, and have purchased in the past, a certain amount of frac sand and other proppant from various third parties for sale to our customers. During the years ended December 31, 2017 and 2015, the Partnership purchased 142,019 and 96,151 tons, respectively, from third parties. During the year ended December 31, 2016, the Partnership did not purchase any sand from third parties.
Our Operations
Frac Sand Excavation Operations
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
The surface excavation operations at our production facilities are conducted by a third-party contractor. The mining technique at our production facilities is open-pit excavation of approximately 20-acre panels of unconsolidated silica deposits. At our Augusta, Blair, Whitehall and Kermit facilities the excavation process involves clearing vegetation and trees, if any, overlying the proposed mining area. Additionally, limited blasting procedures are conducted at our Augusta, Blair and Whitehall facilities. The initial two to five feet of overburden is removed and utilized to construct perimeter berms around the pit and property boundary. No underground mines are operated at our production facilities.
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

Our mined raw frac sand is initially stockpiled before processing. The material is recovered by a mounted belt feeder, which extends beneath a surge pile and is fed onto a conveyor. The sand exits the tunnel on the conveyor belt and is fed into the wet plant where impurities, such as clay and organic particles, and unusable fine grain sand are removed from the raw feed. The wet processed sand is then stockpiled in advance of being fed into the dry plant for further processing. The Wisconsin wet plants operate for seven to eight months per year due to the limitations arising from sustained freezing temperatures during winter months. When in operation, our Wisconsin wet plants process more sand per day than the dry plants can process to build up stockpiles of frac sand that will be processed by the dry plants during the winter months. The Kermit wet plant operates year round and therefore the stockpiles of frac sand are processed by the dry plants in a shorter timeframe.
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
Logistics Capabilities
Most frac sand is shipped in bulk from the processing facility to terminal facilities, or directly to the customers by truck, rail or barge. For bulk raw frac sand, transportation costs often represent a significant portion of the customer’s overall product cost. Consequently, shipping in large quantities, particularly by unit train when shipping over long distances, provides a significant cost advantage to the customer, emphasizing the importance of rail or barge access for low cost delivery. As a result, facility location and logistics capabilities are among the most important considerations for producers, distributors and customers.
All of the product sold from our Wyeville and Augusta facilities is shipped by rail from approximately 32,000 feet and 38,000 feet, respectively, of track that connects our facilities to a Union Pacific Railroad mainline. All of the product sold from our Blair and Whitehall facilities is shipped by rail from approximately 45,000 feet and 34,000 feet, respectively, of track that connects our facility to a Canadian National Railroad mainline. These rail spurs, size of the rail yards and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains, which significantly increases our efficiency in meeting our customers’ frac sand transportation needs. All of the product sold from our Kermit facility is delivered by truck to the wellsite from five on-site silos with 15,000 tons of storage capacity.
Terminal Operations
We generally operate our terminal locations under long-term lease agreements with third party operators or short-line rail companies. Some of these lease agreements include performance requirements, which typically specify a minimum number of rail cars that must be processed by us each year through the terminal. Each owned or operated terminal location is strategically positioned in the shale plays so that our customers typically do not need to travel more than 75 miles from the wellsite to purchase their frac sand requirements. Our terminals include rail-to-truck and, at silo storage locations, rail-to-storage capabilities.
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
PropStream Operations
Our PropStream integrated logistics service involves loading proppant at in-basin terminals into PropX containers before being transported by truck to the wellsite. The 8-foot cubic purpose-built containers each transport up to 33,000 pounds of proppant and, depending on Department of Transportation and local regulations, allow for the transport of up to 55,000 pounds per truck.  The containers utilize intermodal container chassis or standard flatbeds for transportation, resulting in significant savings in terms of up-front and ongoing operations costs versus widely-used pneumatic equipment.  PropStream provides increased transportation efficiency and reduces supply chain related congestion at the wellsite, decreasing the number of trucks required per job and decreasing or eliminating trucking demurrage costs. PropStream also provides flexible and scalable storage at the wellsite compared to silo solutions and more precise delivery of proppant into the blender hopper.
At the wellsite, the PropBeast conveyor system significantly reduces noise and dust emissions due to its enclosed environment.  PropBeast conveyors can transfer approximately 60,000 pounds of proppant per minute into blender hoppers while reducing particulate matter emissions from sand operations at the wellsite by more than 90% versus the widely used pneumatic equipment alternative. Our PropStream integrated logistics service is designed to meet or exceed the new OSHA respirable crystalline silica standards set to become effective in 2018 with respect to hydraulic fracturing, as well as the engineering control obligations set to become effective in 2021 for hydraulic fracturing.

Competition
There are numerous large and small producers in all sand producing regions of the United States with which we compete. Our main public and private competitors include:

•	U.S. Silica Holdings, Inc. (NYSE: SLCA)

•	Unimin Corporation ("Unimin")

•	Fairmount Santrol Holdings, Inc. ("Fairmount") (NASDAQ: FMSA)

•	Badger Mining Corporation

•	Emerge Energy Services LP (NYSE: EMES)

•	Smart Sand, Inc. (NASDAQ: SND)
On December 12, 2017, Unimin and Fairmount announced a planned merger. In addition, there are several Permian Basin production facilities anticipated to become operational in 2018. As these Permian Basin production facilities become operational, our main competitors could change.
The most important factors on which we compete are price, reliability of supply, transportation capabilities, product quality, performance and sand characteristics. Demand for frac sand and the prices that we will be able to obtain for our products are closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including the price for hydrocarbons, the drilling rig count and hydraulic fracturing activity, including the number of stages completed and the mesh size and amount of proppant used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of proppant.
Our History and Relationship with Our Sponsor
Overview and History
Hi-Crush Proppants LLC, our sponsor, was formed in 2010 in Houston, Texas by members of our management team and our general partner's board of directors, who currently have a 39% membership interest in our sponsor. Our sponsor’s lead investor is Avista Capital Partners ("Avista"), a leading private equity firm. Founded in 2005 by senior investment professionals who worked together at DLJ Merchant Banking Partners, then one of the world’s largest and most successful private equity franchises, Avista makes controlling or influential minority investments in connection with various transaction structures.
Our Sponsor’s Assets
Our sponsor initially developed and constructed the Wyeville, Augusta, Whitehall and Blair facilities prior to their contribution or sale to the Partnership.
Our sponsor continually evaluates acquisitions and may elect to acquire, construct or dispose of assets in the future, including through sales of assets to us. As the owner of our general partner and incentive distribution rights, our sponsor is well aligned and highly motivated to promote and support the successful execution of our business strategies, including utilizing our partnership as a growth vehicle for its sand mining operations. Although we may make additional acquisitions directly from our sponsor in the future, our sponsor is under no obligation to accept any offer we make, and may, following good faith negotiations with us, sell any assets to third parties that may compete with us. Our sponsor may also elect to develop, retain and operate properties in competition with us.
Although we believe our relationship with our sponsor is a significant positive attribute, it may also be a source of conflict. For example, our sponsor is not restricted in its ability to compete with us. Our sponsor may develop processing facilities and logistics capabilities in the future, which may compete with us.
Our Management and Employees
We are managed and operated by the board of directors and executive officers of our general partner, Hi-Crush GP, a wholly owned subsidiary of our sponsor. As a result of owning our general partner, our sponsor has the right to appoint all members of the board of directors of our general partner, including at least three independent directors meeting the independence standards established by the New York Stock Exchange ("NYSE"). Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operations. Even if our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove the general partner. Our unitholders are able to indirectly participate in our management and operations only to the limited extent actions taken by our general partner require the approval of a percentage of our unitholders and our general partner and its affiliates do not own sufficient units to guarantee such approval.

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
Hi-Crush Partners LP does not have any employees. All of the employees who conduct our business pursuant to the services agreement are employed by Hi-Crush Proppants LLC or its wholly owned subsidiaries. As of December 31, 2017, Hi-Crush Proppants LLC and its wholly owned subsidiaries had 601 employees. In addition, we contract our excavation and trucking operations to third parties and accordingly have no employees involved in those operations.
Environmental and Occupational Safety and Health Regulation
Mining and Workplace Safety
Federal Regulation
The U.S. Mine Safety and Health Administration ("MSHA") is the primary regulatory agency with jurisdiction over the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines, and the industrial mineral processing facilities associated with quarries and mines. As part of MSHA’s oversight, its representatives must perform at least two unannounced inspections annually for each surface mining facility in its jurisdiction. To date, these inspections have not resulted in any citations for material violations of MSHA standards.
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
Federal Regulation
At the federal level, we may be required to obtain permits under Section 404 of the Clean Water Act from the U.S. Army Corps of Engineers for the discharge of dredged or fill material into waters of the United States, including wetlands and streams, in connection with our operations. We also may be required to obtain permits under Section 402 of the Clean Water Act from the Environmental Protection Agency ("EPA") or the Wisconsin Department of Natural Resources ("Wisconsin DNR") or the Texas Commission on Environmental Quality ("TCEQ"), to whom the EPA has delegated local implementation of the permit program, for discharges of pollutants into waters of the United States, including discharges of wastewater or stormwater runoff associated with construction activities. Failure to obtain these required permits or to comply with their terms could subject us to administrative, civil and criminal penalties as well as injunctive relief.
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

As part of our operations, we utilize or store petroleum products and other substances such as diesel fuel, lubricating oils and hydraulic fluid. We are subject to regulatory programs pertaining to the storage, use, transportation and disposal of these substances. Spills or releases may occur in the course of our operations, and we could incur substantial costs and liabilities as a result of such spills or releases, including claims for damage or injury to property and persons. The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA," also known as the Superfund law) and comparable state laws may impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed of or arranged for disposal, including offsite disposal, of a hazardous substance generated or released at the site. Under CERCLA, such persons may be subject to liability for the costs of cleaning up the hazardous substances, for damages to natural resources, and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
In addition, the Resource Conservation and Recovery Act ("RCRA") and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. The EPA and Wisconsin DNR and TCEQ, to which the EPA has delegated portions of the RCRA program for local implementation, administer the RCRA program.
Our operations may also be subject to broad environmental review under the National Environmental Policy Act ("NEPA"). NEPA requires federal agencies to evaluate the environmental impact of all "major federal actions", which could include a major development project, such as a mining operation, significantly affecting the quality of the human environment. Therefore, our projects may require review and evaluation under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archaeological resources, geology, socioeconomics and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval.
Federal agencies granting permits for our operations also must consider impacts to endangered and threatened species and their habitat under the Endangered Species Act. We also must comply with and are potentially subject to liability under the Endangered Species Act, which prohibits and imposes stringent penalties for the harming of endangered or threatened species and their habitat. Federal agencies also must consider a project’s impacts on historic or archaeological resources under the National Historic Preservation Act, and we may be required to conduct archaeological surveys of project sites and to avoid or preserve historical areas or artifacts.
State and Local Regulation
We are also subject to a variety of state and local environmental review and permitting requirements. Some states, including Wisconsin where our Northern White production facilities are located, have state laws similar to NEPA; thus our development of a new site or the expansion of an existing site may be subject to comprehensive state environmental reviews even if it is not subject to NEPA. In some cases, the state environmental review may be more stringent than the federal review. Our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas. Wisconsin, Texas and some other states also have specific permitting and review processes for commercial silica mining operations, and state agencies may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building, and transportation requirements.
Certain local communities in which we operate, primarily in Wisconsin, have developed or are in the process of developing regulations or zoning restrictions intended to minimize the potential for dust to become airborne, control the flow of truck traffic, significantly restrict the area available for mining activities and require compensation to local residents for potential impacts of mining, among other regulatory initiatives. In addition, our existing permits granted by local regulatory authorities contain certain restrictions on such matters as hours of operation, permitted decibel levels and lighting, among other matters.
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
Permits
We operate our facilities under a number of federal, state and local authorizations.
Texas Production Facility
Our Texas production facility currently operates under permit by rule air permits from the TCEQ.
Stormwater discharges from the production facility is currently permitted under the Texas Pollutant Discharge Elimination System ("TPDES") administered by TCEQ; however, a notice of termination was recently filed and is under review with the TCEQ, and the permit will be terminated shortly as construction activities covered by the permit have ceased and are complete. A new Notice of Intent for the TPDES general construction permit must be filed for any new construction project that may require the general permit.
The site has three septic permits issued by Winkler County. Systems are maintained as appropriate.
Operations are also covered by an Aggregate Production Operations permit issued by TCEQ. The permit will be renewed every year, until operations cease.
The production facility is currently undergoing consultant design and review for submittal of two applications for the permitting of two drinking (potable) water wells and associated drinking water systems. TCEQ must review and approve the well permits and drinking water system permits prior to the production facility construction of the wells and installing and operating the drinking water systems. Once those permits are issued, the production facility would operate the associated drinking water systems in accordance with the public drinking water standards. The permits once issued become permanent until the wells and/or drinking water systems are terminated.
Wisconsin Production Facilities
Our Wisconsin production facilities currently operate under construction and operation air permits from the Wisconsin DNR. Each production facility operates under an operation air permit, with the exception of Wyeville; at our Wyeville facility, we have complied with the construction air permit and have requested an operational air permit from the Wisconsin DNR. All production facilities, have developed and are in compliance with a Fugitive Dust Control Plan and a Malfunction Prevention and Abatement Plan.
Stormwater discharges from our Wisconsin production facilities are permitted under the Wisconsin Pollutant Discharge Elimination System ("WPDES") administered by Wisconsin DNR; and, at our Augusta facility, also under the Eau Claire County Storm Water Management and Erosion Control ordinance. An updated Notice of Intent for the WPDES general construction permit, which would include modifications to the existing storm water management and erosion control structures for an expansion at any production facility is submitted to and approved by the Wisconsin DNR. All Wisconsin production facilities are currently covered by WPDES general construction permits for various projects.
Our Wisconsin production facilities have federal and state certifications and/or permits for the filling and/or taking of wetlands associated with our construction and/or operational activities.
Our mining operations are subject to the conditions of nonmetallic mining permits granted and administered by either the County, City or Township in which we operate. We submit updated nonmetallic mining plans to the relevant regulatory authority as may be required in the event of a proposed expansion of any mining operation.
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
Availability of Reports; Website Access; Other Information
Our internet address is http://www.hicrush.com. Through "Investors" — "SEC Filings" on our home page, we make available free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

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
Risks Inherent in Our Business
Our business and financial performance depends on the level of drilling and completion activity in the oil and natural gas industry.
Demand for frac sand is materially dependent on the levels of activity in oil and natural gas exploration, development and production, and more specifically, the number of oil and natural gas wells completed in geological formations where proppants are used in hydraulic fracturing treatments and the amount of frac sand customarily used in the completion of such wells.
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
A prolonged reduction in oil and natural gas prices would generally depress the level of oil and natural gas exploration, development, production and well completion activity, which could result in a corresponding decline in the demand for the frac sand we produce and deliver. In addition, any future decreases in the rate at which oil and natural gas reserves are developed, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could have a material adverse effect on our business, even in a stronger oil and natural gas price environment. If there is a decrease in the demand for frac sand, we may be unable to sell or deliver volumes, or be forced to reduce our sales prices, any of which would reduce the amount of cash we generate.

Our operations are subject to operating risks that are often beyond our control and could adversely affect production levels and costs, and such risks may not be covered by insurance.
Our mining, processing and production facilities are subject to risks normally encountered in the commercial silica industry, some of which are beyond our control including the following:

•	the volume of frac sand we are able to buy and sell;

•	the price at which we are able to buy and sell frac sand;

•	demand and pricing for our integrated logistics solutions;

•	the pace of adoption of our integrated logistics solutions;

•
the amount of frac sand we are able to timely deliver at the wellsite, which could be adversely affected by, among other things, logistics constraints, weather, or other delays at the wellsite of transloading facility;

•	changes in prevailing economic conditions, including the extent of changes in crude oil, natural gas and other commodity prices;

•
the amount of frac sand we are able to excavate and process, which could be adversely affected by, among other things, operating difficulties, cave-ins, pit wall failures, rock falls and unusual or unfavorable geologic conditions;

•	changes in the price and availability of natural gas or electricity;

•	inability to obtain necessary equipment or replacement parts;

•	changes in the railroad infrastructure, price, capacity and availability, including the potential for rail line disruptions;

•	changes in the price and availability of transportation;

•	availability of or failure of our contractors, partners and service providers to provide services at the agreed-upon levels or times;

•	failure to maintain safe work sites at our facilities or by third parties at their work sites;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial and transportation related accidents;

•	fires, explosions or other accidents;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	difficulties in obtaining and renewing environmental permits;

•	facility shutdowns or restrictions in operations in response to environmental regulatory actions including but not limited to actions related to endangered species;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits, licenses or other approvals, including mining or water rights;

•	labor disputes and disputes with our third-party contractors;

•	inability to attract and retain key personnel;

•	cyber security breaches of our systems and information technology;

•	our ability to borrow funds and access capital markets; and

•	changes in the political environment of the geographical areas in which we and our customers operate.

We may be adversely affected by decreased demand for raw frac sand due to the development of either effective alternative proppants or new processes to replace hydraulic fracturing.
Raw frac sand is a proppant used in the completion and re-completion of oil and natural gas wells to stimulate and maintain oil and natural gas production through the process of hydraulic fracturing. Raw frac sand is the most commonly used proppant and is less expensive than other proppants, such as resin-coated sand and manufactured ceramics. A significant shift in demand from frac sand to other proppants, or the development of new processes to replace hydraulic fracturing altogether, could cause a decline in the demand for the frac sand we produce and result in a material adverse effect on our financial condition and results of operations. In addition, a significant shift in demand from the types of raw frac sand product that we produce and sell, to other types of proppants, could cause a decline in the demand for the frac sand we produce and result in a material adverse effect on our financial condition and results of operations.
Our future performance will depend on our ability to succeed in competitive markets, and on our ability to appropriately react to potential fluctuations in the demand for and supply of frac sand.
We operate in a highly competitive market that is characterized by a small number of large, national producers and a larger number of small, regional or local producers. Competition in the industry is based on price, reliability of supply, transportation capabilities, product quality, performance and sand characteristics.
We compete with large, national producers such as U.S. Silica Holdings, Inc., Unimin Corporation, Fairmount Santrol Holdings, Inc., and others. Our competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production and distribution facilities that are located closer to key customers than ours. Should the demand for hydraulic fracturing services decrease, prices in the frac sand market could materially decrease as producers may sell frac sand at below market prices. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services could acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which may negatively impact pricing and demand for our frac sand. Because the markets for our products are typically local, we also compete with smaller regional or local producers. For instance, prior to 2015, there had been an increasing number of small producers servicing the frac sand market due to increased demand for hydraulic fracturing services. In 2018, we anticipate commencement of operations at frac sand production facilities of several national, regional and local producers in the Permian Basin due to expectations of increased demand for frac sand in the Permian Basin. If demand for hydraulic fracturing services decreases and the supply of frac sand available in the market increases, prices in the frac sand market could continue to materially decrease as less-efficient producers exit the market, selling frac sand at below market prices. Furthermore, our competitors may choose to consolidate, which could provide them with greater financial and other resources than us. We may not be able to compete successfully against our competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The majority of our sales are generated under contracts with companies in the oil and gas industry. The loss of a contract or customer, a significant reduction in purchases by any customer, our customers' failure to comply with contract terms, or our inability to renegotiate, renew or replace our existing contracts on favorable terms could, individually or in the aggregate, adversely affect our business, financial condition and results of operations.
As of January 1, 2018, we have contracted to sell raw frac sand under long-term supply agreements to customers with remaining terms ranging from 12 to 84 months. For the year ended December 31, 2017, we generated 73% of our revenues from sales of frac sand to customers with whom we had long-term contracts.
Some of our customers have exited or could exit the pressure pumping business or have been or could be acquired by other companies that purchase the same products and services we provide from other third-party providers. Our current customers also may seek to acquire frac sand from other providers that offer more competitive pricing or capture and develop their own sources of frac sand. The loss of a customer or contract, or a reduction in the amount of frac sand purchased by any customer, could have a material adverse effect on our business, financial condition and results of operations.
Our customers may fail to comply with the terms of their existing contracts. Our enforcement of specific contract terms may be limited by market dynamics and other factors. Our customers’ failure to comply with contract terms or our limited enforcement thereof could have a material adverse effect on our business, financial condition and results of operations.
Upon the expiration of our current supply agreements, our customers may not continue to purchase the same levels of our frac sand or logistics services due to a variety of reasons. In addition, we may choose to renegotiate our existing contracts on less favorable terms or at reduced volumes in order to preserve relationships with our customers. Upon the expiration of our current contract terms, we may be unable to renew our existing contracts or enter into new contracts on terms favorable to us, or at all. The demand for frac sand or prevailing prices at the time our current supply agreements expire may render entry into new long-term supply agreements difficult or impossible. Any renegotiation of our contracts on less favorable terms, or inability to enter into new contracts on economically acceptable terms upon the expiration of our current contracts, could have a material adverse effect on our business, financial condition and results of operations.

Our long-term contracts may preclude us from taking advantage of increasing prices for frac sand or mitigating the effect of increased operational costs during the term of our long-term contracts, even though certain volumes under certain of our long-term contracts are subject to annual fixed price escalators or other pricing adjustment mechanisms.
The pricing arrangements under our long-term supply contracts we have may negatively impact our results of operations. If our operational costs increase during the terms of our long-term supply contracts, we may not be able to pass any of those increased costs to our customers. If we are unable to otherwise mitigate these increased operational costs, our net income and available cash for distributions could decline. Additionally, in periods with increasing prices, our sales may not keep pace with market prices.
An increase in the supply of raw frac sand could make it more difficult for us to renew or replace our existing contracts on favorable terms, or at all.
If significant new reserves of raw frac sand are discovered and developed, we may be unable to renew or replace our existing contracts at favorable pricing, or at all. Specifically, if frac sand becomes more readily available, our customers may not be willing to enter into long-term contracts, or may demand lower prices, or both, which could have a material adverse effect on our results of operations and cash flows over the long-term.
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
We have entered into a Revolving Credit Agreement and Term Loan Credit Facility which contain restrictions and financial covenants that may restrict our business and financing activities.
Our Revolving Credit Agreement and Term Loan Credit Facility place financial restrictions and operating restrictions on our business, which may limit our flexibility to respond to opportunities and may harm our business, financial condition and results of operations.
The operating and financial restrictions and covenants in our Revolving Credit Agreement and Term Loan Credit Facility restrict, and any other future financing agreements that we may enter into could restrict, our ability to finance future operations or capital needs, to engage in, expand or pursue our business activities or to make distributions to our unitholders. For example, our Revolving Credit Agreement contains covenants requiring us to maintain a maximum leverage ratio, minimum interest coverage ratio and asset coverage ratio. Additionally, our Revolving Credit Agreement and Term Loan Credit Facility restrict our ability to, among other things:

•	enter into a merger, consolidate or acquire capital in or assets of other entities;

•	incur additional indebtedness;

•	incur liens on property;

•	make certain investments; and

•	enter into transactions with affiliates.
Our compliance with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures, finance acquisitions, equipment purchases and development expenditures, or withstand a future downturn in our business.
Our ability to comply with any such restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in the Revolving Credit Agreement or Term Loan Credit Facility, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We may not have, or be able to obtain, sufficient funds to make these accelerated payments. Even if we could obtain alternative financing, that financing may not be on terms that are favorable or acceptable to us. If we are unable to repay amounts borrowed, the holders of the debt could initiate a bankruptcy proceeding or liquidation proceeding against the collateral. In addition, our obligations under our Revolving Credit Agreement and Term Loan Credit Facility are secured by substantially all of our assets and if we are unable to repay our indebtedness as required under these facilities, the lenders could seek to foreclose on our assets.

Our long-term unsecured debt is currently rated by Moody's Investors Service Inc. ("Moody's") and Standard and Poor’s ("S&P"). As of February 15, 2018, the credit rating of the Partnership’s Term Loan Credit Facility was B3 from Moody’s and B- from Standard and Poor’s. Any future downgrades in our credit ratings could negatively impact the cost of raising capital, and a downgrade could also adversely affect our ability to effectively execute aspects of our strategy and to access capital in the public markets.
Increases in interest rates could adversely affect our business and results of operations.
We have exposure to increases in interest rates under our Revolving Credit Agreement and Term Loan Credit Facility. As of December 31, 2017, we had $200.0 million of debt outstanding under our Term Loan Credit Facility, with an effective interest rate of 5.41%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $1.1 million per year. As a result of this variable interest rate debt, our financial condition could be adversely affected by increases in interest rates.
Our expansion or modification of existing assets, or the construction of new assets, may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.
The construction of additions or modifications to our existing facilities and the construction of new facilities generally involve numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at the budgeted cost or at all. Moreover, upon the expenditure of future funds on a particular project, our revenues may not increase immediately, or as anticipated, or at all. For instance, we may construct new facilities over an extended period of time and will not receive any material increases in revenues until the projects are completed. Moreover, we may construct facilities to capture anticipated future growth in a location in which such growth does not materialize. Since we are not engaged in the hydraulic fracturing process, we may be unable to accurately predict the extent of drilling and completion activities to take place in future periods. To the extent we rely on estimates of future levels of drilling and completion activity in any decision to construct facilities, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in forecasting the levels of drilling and completion activity. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition.
We may be required to make substantial capital expenditures to maintain, develop and increase our asset base. The inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on our growth and profitability.
Although we have used a significant amount of our cash reserves and cash generated from our operations to fund the development and expansion of our asset base, we may depend on the availability of credit to fund future capital expenditures. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants contained in our Revolving Credit Agreement, Term Loan Credit Facility or other future debt agreements, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our growth and profitability.
Even if we are able to obtain financing or access the capital markets, incurring additional debt may significantly increase our interest expense and financial leverage, and our level of indebtedness could restrict our ability to fund future development and acquisition activities. In addition, the issuance of additional equity interests may result in dilution to our existing unitholders.
The majority of our sales are sourced at our production facilities. Any adverse developments at the facilities could have a material adverse effect on our financial condition and results of operations.
Any adverse development at our production facilities due to catastrophic events or weather, or any other event that would cause us to curtail, suspend or terminate operations at the production facilities, could result in us being unable to meet our contracted sand deliveries. If we are unable to deliver contracted volumes within the required time frame, or otherwise arrange for delivery from a third party, we could be required to pay make-whole payments to our customers that could have a material adverse effect on our financial condition and results of operations. If we are unable to provide supply from our production facilities, any reduction in the amount of frac sand available for our purchase from third parties could have a material adverse effect on our business, financial condition and results of operations.

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
Our operations are dependent on our rights and ability to mine our properties and on our having received or renewed the required permits and approvals from governmental authorities and other third parties.
We hold numerous governmental, environmental, mining, and other permits, water rights, and approvals authorizing operations at our production facilities. For our extraction and processing, the permitting process is subject to federal, state and local authority. For example, on the federal level, a Mine Identification Request (MSHA Form 7000-51) must be filed and obtained before mining commences. If wetlands are implicated, a U.S. Army Corps of Engineers Wetland Permit is required. At the state level, a series of permits are required related to air quality, wetlands, water quality (waste water, storm water), grading permits, endangered species, archaeological assessments, and high capacity wells in addition to others depending upon site specific factors and operational detail. At the local level, zoning, building, storm water, erosion control, wellhead protection, road usage and access are all regulated and require permitting to some degree. A non-metallic mining reclamation permit is required. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations.
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
Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing activities. Increased regulation of hydraulic fracturing may adversely impact our business, financial condition and results of operations. The federal Safe Drinking Water Act ("SDWA") regulates the underground injection of substances through the Underground Injection Control Program ("UIC Program"). Currently, with the exception of certain hydraulic fracturing activities involving the use of diesel, hydraulic fracturing is exempt from federal regulation under the UIC Program, and the hydraulic fracturing process is typically regulated by state or local governmental authorities. However, the practice of hydraulic fracturing has become controversial and is undergoing increased political and regulatory scrutiny. From time to time, Congress has considered various other legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process.
There is also the potential for increased federal regulations governing various environmental aspects of hydraulic fracturing and the oil and gas production industry.  In recent years, the EPA has finalized rules to limit air emissions from the hydraulic fracturing of certain oil and gas wells and to regulate other sources of air emissions from production operations.  The EPA also finalized wastewater effluent guidelines for unconventional oil and gas operations.  Likewise, the Bureau of Land Management ("BLM") finalized rules increasing compliance and disclosure obligations for hydraulic fracturing operations.  Although the BLM rules have been rescinded or delayed, they are the subject of litigation that could result in the rules becoming effective.  Further, the EPA, BLM, or other federal agencies could promulgate new, amended, or replacement rules for hydraulic fracturing and oil and gas operations.
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
As a result of market conditions, the Augusta facility was temporarily idled from October 2015 until production resumed in September 2016 and the Whitehall facility was temporarily idled during the second quarter of 2016 and resumed production in March 2017.

If we idle our production facilities for a long period of time or close a facility sooner than expected, sales will decline unless we are able to acquire and develop additional facilities, which may not be possible. The closure of a production facility would involve significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. We accrue for the costs of reclaiming open pits, stockpiles, non-saleable sand, ponds, roads and other mining support areas over the estimated mining life of our property. We base our assumptions regarding the life of our production facilities on detailed studies that we perform from time to time, but our studies and assumptions may not prove to be accurate. If we were to reduce the estimated life of our production facilities, the fixed facility closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could materially and adversely affect our results of operations and financial condition.
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
Energy costs, primarily natural gas and electricity, represented 3% of our total sales and 11% of our total production costs during the year ended December 31, 2017. Natural gas is the primary fuel source used for drying in the frac sand production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for the provision of natural gas on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. The price of natural gas has been extremely volatile over the last several years. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
Seasonal and severe weather conditions could have a material adverse impact on our business.
Our business could be materially adversely affected by seasonal and severe weather conditions. Severe weather conditions may affect our customers’ operations, thus reducing their need for our products or ability to take delivery of our product at the terminal or the wellsite, or impact our operations by resulting in weather-related damage to our facilities and equipment and impact our customers’ ability to take delivery of our products at our plant site. Any weather-related interference with our operations could force us to delay or curtail services and potentially breach our contractual obligations to deliver minimum volumes or result in a loss of productivity and an increase in our operating costs.
In addition, severe winter weather conditions impact our Wisconsin operations by causing us to halt our excavation and wet plant related production activities during the winter months. During non-winter months, we excavate and process excess sand to build a sufficient washed sand stockpile that feeds the dry plant. Unexpected winter conditions (e.g., if winter conditions comes earlier than expected or last longer than expected) may result in us not having a sufficient sand stockpile to supply feedstock for our dry plant during winter months, which could result in us being unable to meet our contracted sand deliveries during such time and lead to a material adverse effect on our business, financial condition, results of operation and reputation.

Our cash flow fluctuates on a seasonal basis.
Our cash flow is affected by a variety of factors, including weather conditions and seasonal periods. Seasonal fluctuations in weather impact the production levels at our wet processing plant and the level of completion activity in-basin. While our sales and finished product production levels are contracted annually and expected to be fulfilled evenly throughout the year, varying levels of wet plant production and in-basin demand can lead to cash flows fluctuating through the year. For example, our mining and wet sand processing activities at our Wisconsin facilities are limited to non-winter months and while the wet processing plant is not operating, we will perform annual maintenance activities, the majority of which are expensed. As a consequence of the seasonality we may experience lower cash costs and higher expense in the first and fourth quarter of each calendar year.
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
If we are unable to make acquisitions on economically acceptable terms or unable to successfully integrate the businesses we acquire, our future growth would be limited, and any acquisitions we make may reduce, rather than increase, our cash generated from operations on a per unit basis.
A portion of our strategy to grow our business and return capital to unitholders is dependent on our ability to make acquisitions that result in an increase in our cash available for distribution per unit or unit repurchases. If we are unable to make acquisitions because we are unable to identify attractive acquisition candidates or negotiate acceptable acquisition agreements, we are unable to obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in our cash available for distribution per unit or unit repurchases. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:

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
Efficient sand production and delivery requires skilled laborers, preferably with several years of experience and proficiency in multiple tasks. Our operations also utilize third party contractors. There may be a shortage of skilled labor required throughout our operations in various locations. If the shortage of experienced skilled labor continues or worsens, we may find it difficult to retain or replace third party contractors, and we may be unable to retain, attract and hire or train the necessary number of skilled laborers to perform our own operations. In either event, there could be an adverse impact on our labor productivity and costs and our ability to conduct operations.
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

We face distribution and logistics challenges in our business.
As oil and natural gas prices fluctuate, our customers may shift their focus back and forth between different resource plays, some of which can be located in geographic areas that do not have well-developed transportation and distribution infrastructure systems. Transportation and logistics operating expenses comprise a significant portion of our total delivered cost of sales. Therefore, serving our customers in these less-developed areas presents distribution and other operational challenges that may affect our sales and negatively impact our operating costs. Disruptions in transportation services, including shortages of railcars or trucks, or a lack of developed infrastructure, could affect our ability to timely and cost effectively deliver to our customers and could provide a competitive advantage to competitors located in closer proximity to our customers. Additionally, increases in the price of transportation costs, including freight charges, fuel surcharges, terminal switch fees and demurrage costs, or excess railcars could negatively impact operating costs if we are unable to pass those increased costs along to our customers. Failure to find long-term solutions to these logistics challenges could adversely affect our ability to respond quickly to the needs of our customers or result in additional increased costs, and thus could negatively impact our results of operations and financial condition.
The amount of cash we have available for return of capital to holders of our units depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.
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
In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions;

•	the amount of unit repurchases we make;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in debt agreements to which we are a party; and

•	the amount of cash reserves established by our general partner.
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
We believe we carry adequate insurance, but we may not be fully insured against all risks incident to our business, including the risk of our operations being interrupted due to severe weather and natural disasters. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase. In addition, sub-limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial condition, results of operations and cash available for distribution to unitholders.
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
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. In addition, in the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and personally identifiable information of our employees in our data centers and on our networks. The secure processing, maintenance and transmission of this information is important to our operations. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expand additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.
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
Our operations are subject to the Federal Mine Safety and Health Act of 1977 ("MSH Act"), as amended by the Mine Improvement and New Emergency Response Act of 2006 as well as the OSHA of 1970 ("OSH Act"), including but not limited to the OSHA Silica Rule published in March 2016. The MSH Act and the OSH Act impose stringent health and safety standards on numerous aspects of our operations inclusive of mineral extraction and processing operations, transportation and transloading of silica and delivery of silica sand to wellsites. These standards include, the training of personnel, operating procedures, operating and safety equipment, and other matters. Our failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business and financial condition or otherwise impose significant restrictions on our ability to conduct operations.
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
There are numerous federal proposals and current regulations on GHG emissions, tracking and reporting. Federal agencies have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. EPA’s New Source Performance Standards require certain new, modified, or reconstructed facilities in the oil and natural gas sector to reduce these methane gas, and volatile organic compound emissions. Furthermore, EPA has established Potential for Significant Deterioration ("PSD") construction and Title V operating permit reviews for GHG emissions from certain large stationary sources. Those sources subject to PSD permitting would be required to meet "best available control technology" standards for those GHG emissions. The additional regulatory burden may result in the increased costs or additional operating restrictions for our customers.
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
The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to make quarterly distributions on our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. However, the board may change such policy at any time at its discretion.
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
Our sponsor may compete with us for investment opportunities.
Affiliates of our general partner, including our sponsor, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Our sponsor has had investments in entities that acquired, owned and operated frac sand excavation and processing facilities and our sponsor may make additional investments and acquisitions in the future. These investments and acquisitions may include entities or assets that we would have been interested in acquiring. Therefore, our sponsor may compete with us for investment opportunities. We share our management team with our sponsor, and despite our sponsor’s and management team’s meaningful economic interest in us, the shared management team is under no obligation to offer new investment opportunities to us before offering them to our sponsor, which could have a material adverse impact on our ability to compete.

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
Even if holders of our common units are dissatisfied, they have limited ability to remove our general partner.
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
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner to transfer their respective membership interests in our general partner to a third party. The new members of our general partner would then be in a position to replace the board of directors and executive officers of our general partner with their own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our general partner. This effectively permits a "change of control" without the vote or consent of the unitholders.

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
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2017, our sponsor did not own any of our common units.
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

•
your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute "control" of our business.

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
Our common units are listed on the NYSE under the symbol "HCLP." Because we are a publicly-traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.
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

Despite the fact that we are organized as a limited partnership under Delaware law, as a publicly traded partnership we may be treated as a corporation for federal income tax purposes unless 90% or more of our gross income in each year consists of certain identified types of "qualifying income" as defined by Section 7704 of the Internal Revenue Code (the "Qualifying Income Exception"). In addition to qualifying income, like many other publicly traded partnerships, we also generate ancillary income that may not be considered qualifying income. We have historically satisfied, and believe we currently satisfy, the Qualifying Income Exception to be treated as a partnership for federal income tax purposes. Although we monitor our level of gross income that may not be considered qualifying income closely and attempt to manage our operations to ensure compliance with the Qualifying Income Exception, during periods of weak demand and low prices for frac sand, the sale of which generates qualifying income, we may not be able to continue to meet the Qualifying Income Exception. To the extent we become aware that we may not generate or have not generated sufficient qualifying income with respect to a period, we can and would take action to preserve our treatment as a partnership for federal income tax purposes, including seeking relief from the IRS. Section 7704(e) of the Internal Revenue Code provides for the possibility of relief upon, among other things, a determination by the IRS that such failure to meet the Qualifying Income Exception was inadvertent.
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
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us.
The tax treatment of publicly-traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress have proposed and considered substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the Qualifying Income Exception upon which we rely for our treatment as a partnership for federal income tax purposes.
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the "Final Regulations") were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for federal income tax purposes. However, there are no assurances that the Final Regulations will not be revised to take a position that is contrary to our interpretation of the current law.
However, any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet Qualifying Income Exception. In addition, such changes may affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of its income, or otherwise adversely affect an investment in our common units.  We are unable to predict whether any of these changes or any other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units and the amount of cash available for distribution to our unitholders. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.
Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
Because our unitholders are treated as partners to whom we allocate taxable income that could be different in amount than the cash we distribute, they are required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in "cancellation of indebtedness income" being allocated to our unitholders as taxable income without any increase in our cash available for distribution. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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
A substantial portion of the amount realized from a sale of our units by our unitholders, whether or not representing gain, may be taxed as ordinary income to our unitholders due to potential recapture items, including depreciation recapture. Thus, our unitholders may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than such unitholder’s adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.
Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for "business interest" is limited to the sum of our business interest income and 30% of our "adjusted taxable income." For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.
Tax-exempt entities persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investments in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts ("IRAs") raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.
Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business ("effectively connected income"). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be "effectively connected" with a U.S. trade or business. As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interest in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our common units.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted, and the costs of any such contest will reduce our cash available for distribution to our unitholders.
The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in our cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.
We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
Because we cannot match transferors and transferees of common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder's tax returns.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the "Allocation Date"), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.
A unitholder whose common units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of common units) may be considered as having disposed of those common units. If so, such unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, such unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain recognized from the sale of our common units, have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
Our unitholders are subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.
In addition to federal income taxes, our unitholders are subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. As of December 31, 2017, we own assets and conduct business in several states. Most of these states currently impose a personal income tax and income taxes on corporations and other entities. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in these states. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is our unitholders' responsibility to file all federal, foreign, state and local tax returns.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Hi-Crush Services LLC, a subsidiary of our sponsor, leases office space for our principal executive offices in Houston, Texas. As of December 31, 2017, we operated five production facilities located in Wisconsin and Texas, and we own all associated land. In addition, we own or operate 12 terminal locations, lease or own 4,253 railcars used to transport sand from origin to the terminal and we lease 1,249 containers used to transport sand from the terminal to the wellsite. Substantially all of our owned assets are pledged as security under our Revolving Credit Agreement and Term Loan Credit Facility; please see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources".
Facilities
Wyeville Facility
We completed construction of the Wyeville facility in June 2011 and expanded the facility in 2012. The Wyeville facility has an annual processing capacity of approximately 1,850,000 tons of frac sand per year. During the year ended December 31, 2017, the Wyeville facility produced and delivered 2,111,358 tons of frac sand. As of December 31, 2017, the total cost of our plant and equipment was $62.3 million. The plant is in good physical condition and includes modern equipment powered by natural gas and electricity.
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

Facility Characteristics	Description
Site Geography	Situated on 971 contiguous acres, with on-site processing and rail loading facilities, located in Wyeville, Wisconsin.
Deposits	Sand pay zones of up to 80 feet; coarse grade mesh sizes from 20 to 100; few impurities such as clay or other contaminants.
Excavation Technique	Dredging and shallow overburden allowing for surface excavation.
Sand Processing	Sands are unconsolidated; do not require crushing.
Logistics Capabilities	On-site transportation infrastructure capable of accommodating unit trains connected to Union Pacific Railroad mainline.
Augusta Facility
We completed construction of the Augusta facility in June 2012 and expanded the facility in 2014. The Augusta facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. As a result of market conditions, the Augusta facility was temporarily idled in October 2015 until production resumed at reduced capacity levels in September 2016. We resumed production at rates near full capacity in April 2017. During the year ended December 31, 2017, the Augusta facility produced and delivered 1,802,126 tons of frac sand. As of December 31, 2017, the total cost of the Augusta facility and equipment was $110.1 million. The plant is in good physical condition and includes modern equipment powered by natural gas and electricity.
All of the product from the Augusta facility is shipped by rail from approximately 38,000 feet of track that connects our facility to a Union Pacific Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow the accommodation of a large number of railcars, including unit trains.
The following table summarizes certain of the key characteristics of our Augusta facility that we believe allow us to efficiently provide our customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 1,187 contiguous acres, with on-site processing and rail loading facilities, located in Eau Claire County, Wisconsin.
Deposits	Sand pay zones of up to 80 feet; coarse grade mesh sizes from 20 to 100.
Excavation Technique	Shallow overburden allowing for surface excavation.
Sand Processing	Sands are consolidated.
Logistics Capabilities	On-site transportation infrastructure capable of accommodating unit trains connected to Union Pacific Railroad mainline.
Blair Facility
We completed construction of the Blair facility in March 2016. The Blair facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. During the year ended December 31, 2017, the Blair facility produced and delivered 2,499,831 tons of frac sand. As of December 31, 2017, the total cost of Blair facility and equipment was $103.3 million. The plant is in good physical condition and includes modern equipment powered by natural gas and electricity.
All of the product from the Blair facility is shipped by rail from approximately 45,000 feet of track that connects our facility to a Canadian National Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains.
The following table summarizes certain of the key characteristics of our Blair facility that we believe allow us to efficiently provide our customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 1,285 contiguous acres, with on-site processing and rail loading facilities, located near Blair, Wisconsin.
Deposits	Sand pay zones of up to 80 feet; coarse grade mesh sizes from 20 to 100.
Excavation Technique	Shallow overburden allowing for surface excavation.
Sand Processing	Sands are consolidated.
Logistics Capabilities	On-site transportation infrastructure capable of accommodating unit trains connected to Canadian National Railroad mainline.

Whitehall Facility
We completed construction of the Whitehall facility in September 2014. The Whitehall facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. During the year ended December 31, 2017, the Whitehall facility produced and delivered 1,740,646 tons of frac sand. As a result of market conditions, the Whitehall facility was temporarily idled during the second quarter of 2016 and resumed production in March 2017. As of December 31, 2017, the total cost of Whitehall facility and equipment was $111.9 million. The plant is in good physical condition and includes modern equipment powered by natural gas and electricity.
All of the product from the Whitehall facility is shipped by rail from approximately 34,000 feet of track that connects our facility to a Canadian National Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains.
The following table summarizes certain of the key characteristics of our Whitehall facility that we believe allow us to efficiently provide our customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 1,447 contiguous acres, with on-site processing and rail loading facilities, located near Independence, Wisconsin and Whitehall, Wisconsin.
Deposits	Sand pay zones of up to 80 feet; coarse grade mesh sizes from 20 to 100.
Excavation Technique	Shallow overburden allowing for surface excavation.
Sand Processing	Sands are consolidated.
Logistics Capabilities	On-site transportation infrastructure capable of accommodating unit trains connected to Canadian National Railroad mainline.
Kermit Facility
We completed construction of the Kermit facility in July 2017. The Kermit facility has an annual processing capacity of approximately 3,000,000 tons of frac sand per year. During the year ended December 31, 2017, the Kermit facility produced and delivered 913,623 tons of frac sand. As of December 31, 2017, the total cost of Kermit facility and equipment was $50.3 million. The plant is in good physical condition and includes modern equipment powered by natural gas and electricity.
All of the product from our Kermit facility is delivered by truck to the wellsite from five on-site silos with 15,000 tons of storage capacity.
The following table summarizes certain of the key characteristics of our Kermit facility that we believe allow us to efficiently provide our customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 1,226 contiguous acres, with on-site processing and truck loading facilities, located near Kermit, Texas.
Deposits	Overlain by dune sand deposits, typically 50 feet deep on average; fine 100 mesh sand.
Excavation Technique	No overburden allowing for surface excavation.
Sand Processing	Sands are unconsolidated; do not require crushing.
Logistics Capabilities	Five on-site silos with 15,000 tons of storage capacity and infrastructure capable of direct loading into trucks.

Terminals
As of December 31, 2017, we own or operate 12 terminal locations as summarized in the following table:

Location	Storage Capabilities	Railroad	Unit Train Capable	On-site Laboratory
Binghamton, NY	Rail	New York Susquehanna & Western Railway	☑
Big Spring, TX	Rail	Big Spring Rail Systems
Dennison, OH (a)	Rail	Columbus and Ohio River Railroad
Driftwood, PA (a)	Rail	Buffalo and Pittsburgh Railroad
Evans, CO	Rail	Union Pacific Railroad
Kittanning, PA	Rail	Buffalo and Pittsburgh Railroad		☑
Minerva, OH	Rail/Silo	Ohio-Rail Corp.	☑	☑
Mingo Junction, OH	Rail/Silo	Norfolk Southern	☑	☑
Odessa, TX	Rail/Silo	Union Pacific Railroad	☑
Pecos, TX	Rail/Silo	Union Pacific Railroad	☑	☑
Smithfield, PA	Rail/Silo	Southwest Pennsylvania Railroad	☑	☑
Wellsboro, PA	Rail/Silo	Wellsboro & Corning Railroad	☑	☑

(a)	Terminal is temporarily idled.
As of December 31, 2017, we leased or owned 4,253 railcars used to transport sand from origin to the terminal and we lease 1,249 containers used to transport sand from the terminal to the wellsite.
Sand Reserves
Summary of Reserves
The following table provides a summary of our facilities as of December 31, 2017:

Mine/Plant Location	Owned/Leased	Area (in acres)	Proven Reserves (in thousands of tons)	Primary End Markets Served
Wyeville, WI	Owned	971	74,072	Oil and gas proppants
Augusta, WI	Owned	1,187	38,582	Oil and gas proppants
Blair, WI	Owned	1,285	114,922	Oil and gas proppants
Whitehall, WI	Owned	1,447	78,157	Oil and gas proppants
Kermit, TX	Owned	1,226	103,580	Oil and gas proppants
"Reserves" consist of sand that can be economically extracted or produced at the time of determination based on relevant legal, economic and technical considerations. The reserve estimates referenced herein represent proven reserves, which are defined by SEC Industry Guide 7 as those for which (a) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. The quantity and nature of the mineral reserves at our facilities are estimated by our internal geologists and mining engineers and updated periodically, with necessary adjustments for operations during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. John T. Boyd has estimated our reserves as of December 31, 2017, and we intend to continue retaining third-party engineers to review our reserves on an annual basis.
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
Surface and Mineral Rights
We acquired the Wisconsin acreage from separate land owners. In each transaction, we acquired surface and mineral rights, certain of which are subject to non-participating royalty interests per ton of frac sand sold. These royalties were negotiated by us or our sponsor in connection with the acquisition of the acreage. In addition, we entered into a purchase and sale agreement to acquire certain tracts of land and specific quantities of the underlying frac sand deposits, and have the option to acquire additional mineral rights underlying the acquired land. We acquired surface rights to the Kermit, Texas acreage, which is not subject to any royalty interest on sand produced and delivered.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNIT SECURITIES
Market Information
Our common units representing limited partner interests are listed on and traded on the NYSE under the symbol "HCLP."
The following table sets forth the range of high and low sales prices per unit for our common units as reported by the NYSE, and the quarterly cash distributions for the indicated periods:

Sales Price Per Common Units
For the Quarter Ended	High	Low
March 31, 2016	$7.16	$3.55
June 30, 2016	$13.10	$4.25
September 30, 2016	$16.81	$10.55
December 31, 2016	$20.95	$13.75
March 31, 2017	$23.30	$13.55
June 30, 2017	$18.25	$9.30
September 30, 2017	$11.40	$7.25
December 31, 2017	$11.61	$8.60

Cash Distributions To Limited Partner Unitholders
For the Quarter Ended	Record Date	Payment Date	Amount per Limited Partner Unit
September 30, 2017	October 31, 2017	November 14, 2017	$0.1500
December 31, 2017	February 1, 2018	February 13, 2018	$0.2000
On October 26, 2015, we announced the decision of the board of directors of our general partner to temporarily suspend the distribution payment to common unitholders in an effort to conserve cash. On October 16, 2017, the board of directors reinstated quarterly distributions.
As of December 31, 2017, there were 89,009,188 common units outstanding held by approximately 31,037 unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these record holders.
Cash Distributions to Unitholders
There is no guarantee that we will distribute quarterly cash distributions to our unitholders. We do not have a legal or contractual obligation to pay quarterly distributions at any rate. Our cash distribution policy is subject to certain restrictions and may be changed at any time. The reasons for such uncertainties in our stated cash distribution policy include the following factors:

•
Our cash distribution policy is subject to the terms of our Revolving Credit Agreement and Term Loan Credit Facility, which contain financial tests and covenants that we must satisfy. The Revolving Credit Agreement requires compliance with customary financial covenants, which are a maximum leverage ratio of 3.25x, a minimum interest coverage ratio of 2.5x and an asset coverage ratio of 1.5x. Should we not be in compliance or if we are otherwise in default under either facility, we will be prohibited from making cash distributions to our unitholders notwithstanding our stated cash distribution policy.

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
Percentage Allocations of Distributions From Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our sponsor (as the holder of our incentive distribution rights) based on the specified target distribution levels. The amounts set forth under the column heading "Marginal Percentage Interest in Distributions" are the percentage interests of our sponsor (as the holder of our incentive distribution rights) and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column "Total Quarterly Distribution Per Unit." The percentage interests set forth below assume our sponsor has not transferred its incentive distribution rights. There are no arrearages on common units.

		Marginal Percentage Interest in Distribution
	Total Quarterly Distribution Target Amount	Unitholders	Sponsor (as Holder of our Incentive Distribution Rights)
First Target Distribution	Up to $0.54625	100.0%	—%
Second Target Distribution	$0.54625 to $0.59375	85.0%	15.0%
Third Target Distribution	$0.59375 to $0.7125	75.0%	25.0%
Thereafter	$0.7125 and above	50.0%	50.0%
Equity Compensation Plan Information
See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters" for information regarding our equity compensation plans as of December 31, 2017.
Recent Sales of Unregistered Securities
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
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to repurchases of common units made by the Partnership during the three months ended December 31, 2017 (in thousands, except number of units and per unit amounts):

	Total Number of Units Purchased	Average Price Paid Per Unit Including Commission	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Units that May Yet be Purchased Under the Plans or Programs (a)
October 1, 2017 to October 31, 2017	—	$—	—	$100,000
November 1, 2017 to November 30, 2017	1,720,534	$9.70	1,720,534	$83,306
December 1, 2017 to December 31, 2017	309,629	$10.68	309,629	$80,000
	2,030,163		2,030,163

(a)
On October 17, 2017, the Partnership announced that the board of directors of our general partner approved a unit buyback program of up to $100,000. The repurchase program does not obligate the Partnership to repurchase any specific dollar amount or number of units and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. During the fourth quarter of 2017, the Partnership repurchased 2,030,163 common units for a total cost of $20,000.

Securities Authorized for Issuance under Equity Compensation Plans
See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters" for information regarding our equity compensation plans as of December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA
The Partnership's historical financial data has been recast to include Hi-Crush Augusta LLC ("Augusta"), Hi-Crush Blair LLC ("Blair"), Hi-Crush Whitehall LLC ("Whitehall") and PDQ Properties LLC ("PDQ Properties") for the periods leading up to their contribution into the Partnership.

(in thousands, except tons, per ton and per unit amounts)	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues	$602,623	$204,430	$339,640	$386,547	$178,970
Production costs	133,769	54,187	76,996	22,663	33,841
Logistic costs	304,579	134,121	162,629	179,516	54,846
Depreciation, depletion and amortization	29,449	17,032	16,613	12,002	7,197
Cost of goods sold	467,797	205,340	256,238	214,181	95,884
Gross profit (loss)	134,826	(910)	83,402	172,366	83,086
Operating costs and expenses:
General and administrative	39,008	35,501	27,811	28,038	19,450
Impairments and other expenses	865	34,025	25,659	11	194
Accretion of asset retirement obligations	458	430	394	265	228
Other operating income	(3,554)	—	(12,310)	—	—
Income (loss) from operations	98,049	(70,866)	41,848	144,052	63,214
Other income (expense):
Earnings from equity method investments	75	—	—	—	—
Interest expense	(11,258)	(13,653)	(14,126)	(10,111)	(3,671)
Loss on extinguishment of debt	(4,332)	—	—	—	—
Net income (loss)	$82,534	$(84,519)	$27,722	$133,941	$59,543
Earnings (loss) per limited partner unit:
Limited partner units - basic	$0.97	$(1.64)	$0.73	$3.09	$2.08
Limited partner units - diluted	$0.96	$(1.64)	$0.73	$3.00	$2.08
Distributions per limited partner unit	$0.3500	$—	$1.1500	$2.4000	$1.9500
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$96,269	$(27,985)	$100,748	$103,347	$64,080
Investing activities	(470,022)	(127,840)	(126,526)	(396,055)	(138,551)
Financing activities	374,894	147,104	33,509	277,611	84,581
Other Financial Data:
Adjusted EBITDA (a)	$129,186	$(18,400)	$84,944	$159,470	$73,033
Capital expenditures (b)	122,032	44,011	127,217	171,805	43,596
Operating Data:
Total sand sold (in tons)	8,938,713	4,253,746	5,003,702	4,584,811	2,520,119
Average price per ton sold	$66.94	$47.65	$62.05	$70.46	$65.64
Sand produced and delivered (in tons)	9,067,584	4,207,044	5,008,960	4,198,656	2,241,199
Contribution margin per ton sold	$18.38	$3.79	$19.99	$40.21	$35.82
Balance Sheet Data (at period end):
Cash	$5,662	$4,521	$13,242	$5,511	$20,608
Total assets	1,123,140	659,201	669,738	609,617	394,343
Long-term debt	194,462	193,458	246,783	198,364	138,250
Total liabilities	327,505	356,994	517,338	420,319	211,648
Equity	795,635	302,207	152,400	189,298	182,695

(a)	For more information, please read "Non-GAAP Financial Measures" below.

(b)	Capital expenditures made to increase the long-term operating capacity of our asset base whether through construction or acquisitions.

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
We define EBITDA as net income plus depreciation, depletion and amortization and interest expense, net of interest income. We define Adjusted EBITDA as EBITDA, adjusted for any non-cash impairments of long-lived assets and goodwill, earnings (loss) from equity method investments and loss on extinguishment of debt. EBITDA and Adjusted EBITDA are not a presentation made in accordance with accounting principles generally accepted in the United States ("GAAP").
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
Distributable Cash Flow
We define distributable cash flow as Adjusted EBITDA less cash paid for interest expense and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and non-cash unit-based compensation. The Partnership's historical financial information has been recast to consolidate Augusta, Blair, Whitehall and PDQ Properties LLC for the periods leading up to their contribution into the Partnership. For purposes of calculating distributable cash flow attributable to Hi-Crush Partners LP, the Partnership excludes the incremental amount of recast distributable cash flow earned during the periods prior to the contributions from our distributable cash flow. In addition, to the extent that distributable cash flow would be attributable to the holders of the incentive distribution rights during the period, such amounts are excluded from the distributable cash flow attributable to the limited partner unitholders.
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

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Net income (loss)	$82,534	$(84,519)	$27,722	$133,941	$59,543
Depreciation and depletion expense	29,456	17,039	15,684	10,232	6,132
Amortization expense	1,681	1,682	2,620	5,186	3,687
Interest expense	11,258	13,653	14,126	10,111	3,671
EBITDA	124,929	(52,145)	60,152	159,470	73,033
Non-cash impairments of long-lived assets and goodwill	—	33,745	24,792	—	—
Earnings from equity method investments	(75)	—	—	—	—
Loss on extinguishment of debt	4,332	—	—	—	—
Adjusted EBITDA	129,186	(18,400)	84,944	159,470	73,033
Less: Cash interest paid	(9,867)	(11,787)	(11,833)	(8,847)	(3,123)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(13,742)	(5,680)	(6,762)	(5,668)	(3,026)
Add: Accretion of asset retirement obligations	458	430	394	265	228
Add: Unit-based compensation	5,714	2,620	2,983	1,470	—
Distributable cash flow	111,749	(32,817)	69,726	146,690	67,112
Adjusted for: Distributable cash flow attributable to assets contributed by the sponsor, prior to the period in which the contribution occurred (b)	1,247	1,641	(900)	(18,796)	923
Distributable cash flow attributable to Hi-Crush Partners LP	112,996	(31,176)	68,826	127,894	68,035
Less: Distributable cash flow attributable to holders of incentive distribution rights	—	—	(1,311)	(18,401)	—
Distributable cash flow attributable to limited partner unitholders	$112,996	$(31,176)	$67,515	$109,493	$68,035

(a)
Maintenance and replacement capital expenditures, including accrual for reserve replacement, were determined based on an estimated reserve replacement cost of $1.35 per ton produced and delivered through September 30, 2017. Effective October 1, 2017, we increased the estimated reserve replacement cost to $1.85 per ton produced and delivered, due to the addition of our Kermit facility. Such expenditures include those associated with the replacement of equipment and sand reserves, to the extent that such expenditures are made to maintain our long-term operating capacity. The amount presented does not represent an actual reserve account or requirement to spend the capital.

(b)
The Partnership's historical financial information has been recast to consolidate Augusta, Blair, Whitehall and PDQ Properties for the periods leading up to their contribution into the Partnership. For purposes of calculating distributable cash flow attributable to Hi-Crush Partners LP, the Partnership excludes the incremental amount of recast distributable cash flow earned during the periods prior to the contributions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our historical performance and financial condition together with Part II, Item 6, "Selected Financial Data," the description of the business appearing in Part 1, Item 1, "Business," and the consolidated financial statements and the related notes in Part II, Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Item 1A, "Risk Factors" and under "Forward-Looking Statements." All amounts are presented in thousands except acreage, tonnage and per unit data, or where otherwise noted.
Overview
We are a premier provider of proppant and logistics solutions to the North American energy industry. Our portfolio of production facilities is capable of producing 13,430,000 tons per year of high-quality monocrystalline sand, a specialized mineral used as a proppant during the well completion process, necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. Our Wisconsin production facilities' direct access to major U.S. railroads and our strategically located owned and operated in-basin terminals as well as our Texas production facility positions us within close proximity to significant activity in all major oil and gas basins. Our integrated distribution system, including our PropStreamTM logistics service, delivers proppant the "last mile" into the blender.
On January 31, 2013 and April 8, 2014, the Partnership entered into agreements with our sponsor which ultimately resulted in the acquisition of 98.0% of the common equity interests in Hi-Crush Augusta LLC ("Augusta"), the entity that owns a 1,187-acre facility with integrated rail infrastructure, located in Eau Claire County, Wisconsin (the "Augusta facility").
Our June 10, 2013, acquisition of D & I Silica, LLC ("D&I") transformed us into an integrated Northern White frac sand producer, transporter, marketer and distributor. At the time of the acquisition, D&I was the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shale plays.
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
On February 23, 2017, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Hi-Crush Whitehall LLC ("Whitehall"), the entity that owned our sponsor’s 1,447-acre facility with integrated rail infrastructure, located near Independence, Wisconsin and Whitehall, Wisconsin (the "Whitehall facility"), the remaining 2.0% equity interest in Augusta, and all of the outstanding membership interests in PDQ Properties LLC (together, the "Other Assets"), for $140,000 in cash and up to $65,000 of contingent consideration over a two-year period (the "Whitehall Contribution"). The Partnership completed this acquisition on March 15, 2017.
On March 3, 2017, the Partnership completed an acquisition of Permian Basin Sand Company, LLC ("Permian Basin Sand") for total consideration of $200,000 in cash and 3,438,789 newly issued common units to the sellers, valued at $62,242 based on the closing price as of March 3, 2017. With the acquisition of Permian Basin Sand, we acquired a 1,226-acre frac sand reserve, located near Kermit, Texas, strategically positioned in the Permian Basin, within 75 miles of significant Delaware and Midland Basin activity.
Our Assets and Operations
We own and operate the 971-acre facility with approximately 32,000 feet of integrated rail infrastructure, located in Wyeville, Wisconsin (the "Wyeville facility") and, as of December 31, 2017, contained 74.1 million tons of proven recoverable reserves of frac sand. The Wyeville facility, completed in June 2011 and expanded in 2012, has an annual processing capacity of approximately 1,850,000 tons of frac sand per year.
We own and operate the 1,187-acre Augusta facility with approximately 38,000 feet of integrated rail infrastructure and, as of December 31, 2017, contained 38.6 million tons of proven recoverable reserves of frac sand. We completed construction of the Augusta facility in June 2012 and expanded in 2014. The Augusta facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. During September 2016, the Partnership resumed production at its Augusta facility, which was temporarily idled in October 2015 as a result of market conditions.

We own and operate the 1,285-acre Blair facility, with approximately 45,000 feet of integrated rail infrastructure and, as of December 31, 2017, contained 114.9 million tons of proven recoverable reserves of frac sand. We completed construction of the Blair facility in March 2016. The Blair facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year.
We own and operate the 1,447-acre Whitehall facility with approximately 34,000 feet of integrated rail infrastructure and, as of December 31, 2017, contained 78.2 million tons of proven recoverable reserves of frac sand. The Whitehall facility, completed in the third quarter of 2014, is capable of delivering approximately 2,860,000 tons of frac sand per year. As a result of market conditions, the Whitehall facility was temporarily idled during the second quarter of 2016 and resumed production in March 2017.
As of July 31, 2017, we completed construction of our fifth on-site processing plant capable of producing 3,000,000 tons per year (the "Kermit facility") and commenced operations. The 1,226-acre Kermit facility is located near Kermit, Texas, strategically positioned in the Permian Basin, within 75 miles of significant Delaware and Midland Basin activity. As of December 31, 2017, the reserves contained 103.6 million tons of proven recoverable reserves of frac sand.
According to John T. Boyd Company ("John T. Boyd"), our proven reserves at our facilities consist of frac sand exceeding American Petroleum Institute ("API") specifications. Analysis of sand at our facilities by independent third-party testing companies indicates that they demonstrate characteristics exceeding of API specifications with regard to crush strength, turbidity and roundness and sphericity. Based on third-party reserve reports by John T. Boyd, we have an implied average reserve life of 30 years, assuming production at the rated capacity of 13,430,000 tons of frac sand per year.
As of December 31, 2017, we own or operate 12 terminal locations throughout Colorado, Pennsylvania, Ohio, New York and Texas, of which two are temporarily idled and seven are capable of accommodating unit trains. Our terminals include approximately 109,000 tons of rail storage capacity and approximately 140,000 tons of silo storage capacity.
We are continuously looking to increase the number of terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements. Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of December 31, 2017, we leased or owned 4,253 railcars used to transport sand from origin to destination and managed a fleet of 2,404 additional railcars dedicated to our facilities by our customers or the Class I railroads. In addition, the Partnership has placed orders for an additional 700 leased railcars, which are scheduled to be delivered during the first half of 2018.
In September 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last mile logistics equipment for the proppant industry. In October 2016, the Partnership began providing to customers its PropStream integrated logistics service, which involves loading frac sand at in-basin terminals into PropX containers before being transported by truck to the wellsite. At the wellsite, we believe the proprietary conveyor system, PropBeast®, significantly reduces noise and dust emissions due to its fully enclosed environment. As of December 31, 2017, we owned 22 PropBeast conveyors and leased 1,249 containers from PropX. In addition, the Partnership received an additional 126 containers in the first quarter of 2018.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts which have current terms expiring between 2018 and 2024. Each contract defines the minimum volume of frac sand that the customer is required to purchase, the volume that we are required to make available, the technical specifications of the product and the price per ton. During 2016, we provided contract customers with temporary market pricing arrangements at a discount to certain contracted pricing levels. In 2017, we began to revise the pricing structure in our contracts for sand sourced from our Wisconsin facilities to be based on market pricing. Our contracts for sand sourced from our Kermit facility are generally fixed price for the life of the contract. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. Delivery of sand to our customers may occur at the rail origin, terminal or wellsite.
We generate service revenues through the performance of PropStream, transload and terminaling, railcar storage, silo storage and other services performed on behalf of our customers.
Due to sustained freezing temperatures in our Wisconsin areas of operation during winter months, it is industry practice to halt excavation activities and operation of the wet plant during those months. As a result, we excavate and wash sand in excess of current delivery requirements during the months when our Wisconsin facilities are operational. This excess sand is placed in stockpiles that feed the dry plant and fill customer orders throughout the year.

Costs of Conducting Our Business
Production Costs
The principal expenses involved in production of raw frac sand are excavation costs, plant operating costs, labor, utilities, maintenance and royalties. We have a contract with a third party to excavate raw frac sand, deliver the raw frac sand to our processing facility and move the sand from our wet plant to our dry plant. We pay a fixed price per ton excavated and delivered without regard to the amount of sand excavated that meets API specifications. Accordingly, we incur excavation costs with respect to the excavation of sand and other materials from which we ultimately do not derive revenue (rejected materials), and for sand which is still to be processed through the dry plant and not yet sold. However, the ratio of rejected materials to total amounts excavated has been, and we believe will continue to be, in line with our expectations, given the extensive core sampling and other testing we undertook at our facilities.
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
We pay royalties to third parties at our Wisconsin facilities at various rates, as defined in the individual royalty agreements. During the third quarter of 2016, the Partnership entered into an agreement to terminate certain existing royalty agreements for $6,750, of which $3,375 was paid during each of September 2017 and 2016. As a result of this agreement, the Partnership reduced its ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. We currently pay an aggregate rate up to $5.15 per ton of sand excavated from our Wisconsin facilities, delivered to and paid for by our customers. No royalties are due on the sand extracted from our Kermit facility.
We may, from time to time, purchase sand and other proppant through a long-term supply agreement with a third party at a specified price per ton and also through the spot market.
Logistics Costs
The principal expenses involved in distribution of processed sand are freight charges, fuel surcharges, railcar lease expense, trucking and switch fees. These logistics costs are capitalized as a component of finished goods inventory held in-basin and are reflected in cost of goods sold when the inventory is eventually sold in-basin or at the wellsite. Other logistics cost components, including transload fees, storage fees, and terminal operational costs, such as labor and facility rent, are charged to costs of goods sold in the period in which they are incurred. We utilize multiple railroads to transport our sand and such transportation costs are typically negotiated through long-term working relationships.
The principal expenses involved in delivering sand to the wellsite are costs associated with third party trucking vendors, container rent, labor and other operating expenses associated with handling the product at the wellsite. These logistics costs are charged to costs of goods sold in the period in which they are incurred.
General and Administrative Costs
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
We use gross profit, which we define as revenues less costs of goods sold and depreciation, depletion and amortization, to measure our financial performance. We believe gross profit is a meaningful measure because it provides a measure of profitability and operating performance based on the historical cost basis of our assets.

As a result, contribution margin, contribution margin per ton sold, sales volumes, sales price per ton sold and gross profit are key metrics used by management to evaluate our results of operations.
EBITDA, Adjusted EBITDA and Distributable Cash Flow
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) plus depreciation, depletion and amortization and interest expense, net of interest income. We define Adjusted EBITDA as EBITDA, adjusted for any non-cash impairments of long-lived assets and goodwill, earnings (loss) from equity method investments and loss on extinguishment of debt. We define distributable cash flow as Adjusted EBITDA less cash paid for interest expense and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and non-cash unit-based compensation. We use distributable cash flow as a performance metric to compare cash performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow will not reflect changes in working capital balances. EBITDA and Adjusted EBITDA are supplemental measures utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.
Note Regarding Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA, Adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. Please read Item 6, "Selected Financial Data—Non-GAAP Financial Measures."
Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
We commenced operations at our Kermit production facility on July 31, 2017. The Kermit facility commenced operations and sales of frac sand during the third quarter of 2017, resulting in an increase in volumes produced and delivered during 2017 as compared to 2016.

•
Our Whitehall production facility was temporarily idled from the second quarter of 2016 through March 2017. The Whitehall facility was temporarily idled during the second quarter of 2016. The Partnership resumed production at the Whitehall facility in March 2017, resulting in an increase in volumes produced and delivered during 2017 as compared to 2016, and a decrease in volumes during 2016 as compared to 2015.

•
Our Augusta production facility was temporarily idled from October 2015 through September 2016. In October 2015, we temporarily idled our Augusta facility until production resumed at reduced capacity levels in September 2016. We resumed production at rates near full capacity in April 2017, resulting in an increase in volumes produced and delivered during 2017 as compared to 2016 and a decrease in volumes during 2016 as compared to 2015.

•
We completed construction of our Blair facility in March 2016. We completed construction of our Blair facility in March 2016. Accordingly, our financial statements through December 31, 2015 do not include any sales or operations generated from our Blair facility.

•
During 2015 and 2016, we provided significant price concessions and waivers under our contracts. Beginning in August 2014 and continuing through the second quarter of 2016, oil and natural gas prices declined dramatically and persisted at levels well below those experienced during the middle of 2014. In 2015, as a result of the market dynamics existing during the year and continuing in the first half of 2016, we provided market-based pricing to our contract customers and/or waivers of minimum volume purchase requirements, in certain circumstances in exchange for, among other things, additional term and/or volume. Market pricing for sand began to stabilize late in the third quarter of 2016, and we continue to deliver sand at market prices.

•
During the fourth quarter of 2016, we launched PropStream, our integrated logistics service, which delivers proppant into the blender at the wellsite. Accordingly, our financial statements through September 30, 2016 do not include any sales or operations generated from PropStream.

•
We refinanced our Prior Revolving Credit Agreement and Prior Term Loan Credit Facility in December 2017. In December 2017, the Partnership refinanced its senior secured revolving credit agreement (the "Prior Revolving Credit Agreement") and senior secured term loan credit facility (the "Prior Term Loan Credit Facility") by entering into a second amended and restated credit agreement (the "Revolving Credit Agreement") and a senior secured term loan credit facility (the "Term Loan Credit Facility"). In connection with the refinancing, the Partnership recognized a $4,332 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.

•
Our outstanding balance under the Prior Revolving Credit Agreement was paid in full as of June 30, 2016. As of December 31, 2016, we did not have any indebtedness outstanding under our Prior Revolving Credit Agreement. As a result, our interest expense decreased during 2017 and 2016 as compared to 2015.

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

•
We impaired the intangible value associated with a third party supply agreement. During the year ended December 31, 2015, we completed an impairment assessment of the intangible asset associated with a third party supply agreement (the "Sand Supply Agreement").  Given market conditions, coupled with our ability to internally produce sand on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606.

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

Market Conditions
Exploration and production activity throughout 2017 increased, as demonstrated by the improvements in the reported Baker Hughes land rig count in the United States from a low average of 380 rigs in May 2016 to 909 rigs as of December 31, 2017. While still well below the high average of 1,859 rigs in November 2014, drilling and completions efficiencies have continued to improve such that the energy industry views approximately 900 rigs as being capable of generating the same amount of completion and service intensity as 2,000 rigs did in 2014. The energy industry's outlook for the 2018 activity levels includes oil and natural gas prices that would support continued rig count averages of 1,000 rigs in 2018. Well completion activity would similarly be expected to increase over the next several quarters, which, when coupled with higher usage of frac sand per well, should result in an increased strong positive influence on demand for raw frac sand.
We expect frac sand supply to lag growth in demand over the coming months and quarters. While stated capacity may exceed the expectations for frac sand demand, available industry capacity is constrained due to 1) availability of the grades of sand that are currently in demand, 2) general operating conditions and normal downtime and 3) logistics constraints. The industry is adding capacity over the next 12 to 18 months, particularly in the Permian Basin; however, we do not expect such supply to be available in the volume, grades or timeframe needed to efficiently meet the increasing demand. The advent of "In-Basin" sand supply available closer to the wellsite in the Permian Basin, may cause a shift in supply over time from Northern White sand to In-Basin sand supply. However, we believe this shift will be specific to finer mesh sizes of sand, particularly 100 mesh which is the principal grade produced in-basin. Northern White supply of 100 mesh is likely to shift to meet the demand for sand in other basins, with other grades of Northern White continuing to find a market in the Permian Basin. While these shifts may cause periodic mismatches of supply and demand in particular basins, we do not believe there will be a long-term oversupply of sand given the projections of increasing demand.

Beginning in the fourth quarter of 2016 and continuing throughout 2017, rig count and well completion activity increased meaningfully over levels experienced in the middle of 2016. Demand for proppant increased at a higher rate than well completion activity due to continued increases in frac sand intensity per well. During the same time frame, frac sand supply increased at a slower rate, even with the resumption of operations at several previously idled mines. This dynamic led to a dramatic increase in frac sand pricing during the first quarter of 2017, which has continued to increase throughout 2017 and into 2018.
Given the energy industry's outlook for 2018 activity levels, we expect well completion activity to continue to improve over the next several quarters, which, coupled with higher usage of frac sand per well, should result in an increased positive influence on demand for raw frac sand. Supply of raw frac sand is expected to increase in 2018 as development of new Permian Basin production facilities are completed and ramp up operations. However, we believe this new supply will lag increases in demand, presenting continued positive impact on supply and demand dynamics, and therefore potentially preserving a constructive environment for pricing stability or improvement.
As we began to see increasing demand for frac sand in 2017, we prepared our idled facilities, Whitehall and the Augusta wet plant, to resume operations late in the first quarter of 2017. During the first quarter of 2017, we fully re-staffed our facilities and removed all railcars from long-term storage. In the third quarter of 2017, we commenced operations at our fifth plant, the Kermit facility in the Permian Basin. During the past two years, we continued to invest in terminal operations to reduce our cost of delivering sand in-basin and completed construction of our Pecos terminal in October 2017. Currently all five of our frac sand production facilities are in operation.
The following table presents sales, volume and pricing comparisons for the fourth quarter of 2017, as compared to the third quarter of 2017:

	Three Months Ended
	December 31,	September 30,		Percentage
	2017	2017	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$212,432	$167,473	$44,959	27%
Tons sold	2,985,115	2,456,195	528,920	22%
Percentage of volumes sold FOB plant	42%	39%	3%	8%
Percentage of volumes sold in-basin via our terminal network	43%	51%	(8)%	(16)%
Percentage of volumes sold at the wellsite	15%	10%	5%	50%
Average price per ton sold	$71	$68	$3	4%
Tons sold during the fourth quarter of 2017 were 22% higher than the third quarter of 2017 primarily due to a full quarter of production at our Kermit facility in the fourth quarter of 2017, coupled with additional market demand increases due to rig count and well completion activity. The increased volumes coupled with increased pricing led to the increase in frac sand revenues as compared to the prior quarter.

Results of Operations
The following table presents consolidated revenues and expenses for the periods indicated. This information is derived from the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Revenues	$602,623	$204,430	$339,640
Costs of goods sold
Production costs	133,769	54,187	76,996
Logistic costs	304,579	134,121	162,629
Depreciation, depletion and amortization	29,449	17,032	16,613
Gross profit (loss)	134,826	(910)	83,402
Operating costs and expenses	36,777	69,956	41,554
Income (loss) from operations	98,049	(70,866)	41,848
Other income (expense)
Earnings from equity investment methods	75	—	—
Interest expense	(11,258)	(13,653)	(14,126)
Loss on extinguishment of debt	(4,332)	—	—
Net income (loss)	$82,534	$(84,519)	$27,722
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues
The following table presents sales, volume and pricing comparisons for the year ended December 31, 2017, as compared to the year ended December 31, 2016:

	Year Ended December 31,			Percentage
	2017	2016	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$598,355	$202,709	$395,646	195%
Tons sold	8,938,713	4,253,746	4,684,967	110%
Percentage of volumes sold FOB plant	38%	46%	(8)%	(17)%
Percentage of volumes sold in-basin via our terminal network	51%	53%	(2)%	(4)%
Percentage of volumes sold at the wellsite	11%	1%	10%	1,000%
Average price per ton sold	$67	$48	$19	40%
Revenues generated from the sale of frac sand were $598,355 and $202,709 for the years ended December 31, 2017 and 2016, respectively, during which we sold 8,938,713 and 4,253,746 tons of frac sand, respectively. The volume increase is a result of dramatically improving market conditions as well as increased production capacity availability following the resumption of operations at the Whitehall facility in March 2017 and the commencement of operations at the Kermit facility in July 2017. Average sales price per ton was $67 and $48 for the years ended December 31, 2017 and 2016, respectively. The average sales price between the two periods differs due to changes in industry market conditions, including generally short supply of frac sand with increasing demand in 2017 compared to excess supply of frac sand with declining demand in 2016, and the resulting sales price trends, as well as the impact of the mix in pricing of volumes sold FOB plant, in-basin via our terminal network or at the wellsite. Pricing in 2017 was rising throughout the year and. in general, was significantly higher than the 2016, during which we provided discounted pricing for contract customers given market conditions at the time. Other revenues related to PropStream services, transload and terminaling, railcar storage, silo storage and other services was $4,268 and $1,721 for the twelve months ended December 31, 2017 and 2016, respectively.

Costs of Goods Sold – Production Costs
We incurred production costs of $133,769 and $54,187 for the years ended December 31, 2017 and 2016, respectively. The increase in production costs for the year ended December 31, 2017 was primarily attributable to an increase in volumes being produced and delivered from our production facilities compared to 2016, coupled with having all five of our production facilities in operation during the majority of 2017. In addition, during the year ended December 31, 2017, we recognized a non-cash charge of $2,308 related to the use of coarse material from inventory to augment our reclamation process. For the year ended December 31, 2017, we purchased $10,184 of sand from other suppliers. During the year ended December 31, 2016, our production facilities were able to supply all of our sand requirements and we did not purchase any sand from third parties.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $304,579 and $134,121 for the years ended December 31, 2017 and 2016, respectively, reflecting an increase in volumes sold in-basin via our terminal network and at the wellsite. During the year ended December 31, 2017, we incurred $794 of costs associated with the storage of idled railcars and one-time costs to remove our remaining railcars out of storage and back into service, as compared to $1,620 for storage of idled railcars in 2016.
Costs of Goods Sold – Depreciation, Depletion and Amortization of Intangible Assets
For the years ended December 31, 2017 and 2016, we incurred $29,449 and $17,032, respectively, of depreciation, depletion and amortization expense. The increase was driven by an increase in mining activity at our Wisconsin production facilities, coupled with an increased asset base in 2017, including the commencement of operations at the Kermit production facility.
Gross Profit (Loss)
Gross profit was $134,826 for the year ended December 31, 2017, compared to gross loss of $(910) for the year ended December 31, 2016. Gross profit (loss) percentage increased to 22.4% for the year ended December 31, 2017 from (0.4)% for the year ended December 31, 2016. The increase was primarily driven by increased prices and volumes in 2017.
Operating Costs and Expenses
For the year ended December 31, 2017, we incurred total operating costs and expenses of $36,777 primarily attributable to general and administrative expenses of $39,008 and impairments and other expenses of $865, offset by $3,554 of other operating income related to a contract dispute that was subsequently resolved. During the year ended December 31, 2017, the Partnership incurred non-recurring legal, professional and marketing costs of $943 associated with the Whitehall Contribution and other business development activities.
For the year ended December 31, 2016, we incurred total operating costs and expenses of $69,956, which included general and administrative expenses of $35,501 and impairments and other expenses of $34,025 primarily related to the impairment of goodwill. General and administrative expenses for the year ended December 31, 2016 also included $850 in transaction costs associated with the Blair Contribution, $407 in other business development costs and an $8,236 increase in bad debt expense associated with a spot customer filing for bankruptcy.
Earnings from Equity Method Investments
During the year ended December 31, 2017, the Partnership recognized earnings of $75 from its equity method investment in PropX representing its proportionate share of PropX's operating results during the year. The earnings were driven by increased rentals of containers and sales of conveyors, partially offset by the initial start-up and legal costs incurred since the formation of the joint venture in September 2016.
Interest Expense
Interest expense was $11,258 and $13,653 for the years ended December 31, 2017 and 2016, respectively, principally associated with the interest on our term loan. The decrease in interest expense during the 2017 period was primarily driven by the payment in full of the outstanding balance on our revolver in the second quarter of 2016, coupled with capitalized interest on major construction projects completed in 2017.
Loss on Extinguishment of Debt
During the year ended December 31, 2017, the Partnership replaced our Prior Revolving Credit Agreement and our Prior Term Loan Credit Facility by entering into a new Revolving Credit Agreement and Term Loan Credit Facility. In connection with the refinancing, the Partnership recognized a $4,332 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.
Net Income (Loss)
Net income was $82,534 for the year ended December 31, 2017, compared to a net loss of $(84,519) for the year ended December 31, 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
The following table presents sales, volume and pricing comparisons for the year ended December 31, 2016, as compared to the year ended December 31, 2015:

	Year Ended December 31,			Percentage
	2016	2015	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$202,709	$310,466	$(107,757)	(35)%
Tons sold	4,253,746	5,003,702	(749,956)	(15)%
Percentage of volumes sold FOB plant	46%	49%	(3)%	(6)%
Percentage of volumes sold in-basin via our terminal network	53%	51%	2%	4%
Percentage of volumes sold at the wellsite	1%	—%	1%	—%
Average price per ton sold	$48	$62	$(14)	(23)%
Revenues generated from the sale of frac sand were $202,709 and $310,466 for the years ended December 31, 2016 and 2015, respectively, during which we sold 4,253,746 and 5,003,702 tons of frac sand, respectively. Average sales price per ton was $48 and $62 for the years ended December 31, 2016 and 2015, respectively. The average sales price between the two periods differs due to changes in industry sales price trends, partially offset by the mix in pricing of volumes sold FOB plant and in-basin via our terminal network. With oil and gas prices persisting at levels well below those experienced in the middle of 2014 and the resulting decline in drilling activity, pricing of frac sand continued to decline during 2015 and through the middle of 2016, and we continued to provide additional discounted pricing for contract customers during 2016, as compared to pricing levels in 2015.
Other revenues related to transload and terminaling, railcar storage, silo storage, contract make-wholes and other services was $1,721 and $29,174 for the years ended December 31, 2016 and 2015, respectively. Other revenue in 2015 included $10,190 of make-whole payments related to a contract settlement payment. The decrease in other revenue, excluding the impact of make-whole payments, was driven by decreased transloading and logistics services provided at our terminals, resulting from lower overall industry sand demand and the decrease in volumes sold FOB plant.
Costs of Goods Sold – Production Costs
We incurred production costs of $54,187 and $76,996 for the years ended December 31, 2016 and 2015, respectively. The decrease in production costs was due to a percentage of volumes being produced at our higher cost facilities, offset by an increase in tons produced and delivered during 2015, as compared to 2016. During the year ended December 31, 2016, our production facilities were able to supply all of our sand requirements and as a result we did not purchase any sand from third parties. For the year ended December 31, 2015, we purchased $3,841 of sand from other suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $134,121 and $162,629 for the years ended December 31, 2016 and 2015, respectively, reflecting a decrease in volumes sold in-basin via our terminal network, utilization of silo storage at our terminals and decreases in freight rates and lease costs, which were offset by increased costs of storage of idled rail cars and costs incurred in removing cars from storage.
Costs of Goods Sold – Depreciation, Depletion and Amortization of Intangible Assets
For the years ended December 31, 2016 and 2015, we incurred $17,032 and $16,613, respectively, of depreciation, depletion and amortization expense. The increase was driven by an increased asset base resulting from the completion of our Blair facility, offset by reduced amortization of intangible assets due to the impairment of the Sand Supply Agreement in the third quarter of 2015.
Gross Profit (Loss)
Gross loss was $(910) for the year ended December 31, 2016, compared to gross profit of $83,402 for the year ended December 31, 2015. Gross profit (loss) percentage declined to (0.4)% for the year ended December 31, 2016 from 24.6% for the year ended December 31, 2015. The decline was primarily driven by pricing discounts, decreased volumes, lower asset utilization rates and reduced other revenues.

Operating Costs and Expenses
For the years ended December 31, 2016 and 2015, we incurred total operating costs and expenses of $69,956 and $41,554, respectively. For the years ended December 31, 2016 and 2015, we incurred general and administrative expenses of $35,501 and $27,811, respectively. The increase in general and administrative expenses was primarily attributable to $850 in transaction costs associated with the Blair Contribution, $407 in other business development costs and $8,236 of bad debt expense associated primarily with a spot customer filing for bankruptcy.
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
Interest Expense
Interest expense was $13,653 and $14,126 for the years ended December 31, 2016 and 2015, respectively. The decrease in interest expense was generally driven by the payment in full of the outstanding balance on our revolver in the second quarter of 2016.
Net Income (Loss)
Net loss was $(84,519) for the year ended December 31, 2016, compared to net income of $27,722 for the year ended December 31, 2015.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our Revolving Credit Agreement, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of February 15, 2018, our sources of liquidity consisted of $14,839 of available cash and $104,334 pursuant to available borrowings under our Revolving Credit Agreement ($125,000, net of $20,666 letter of credit commitments) and had no indebtedness. We may also sell, from time to time, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000 under an equity distribution program. Our general partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, capital expenditures, funding debt service obligations, making distributions to our unitholders and any repurchases of common units.
Revolving Credit Agreement and Term Loan Credit Facility
As of February 15, 2018, we have a $125,000 senior secured Revolving Credit Agreement, which matures in December 2022. As of February 15, 2018, we had $104,334 of undrawn borrowing capacity ($125,000, net of $20,666 letter of credit commitments) and had no indebtedness under our Revolving Credit Agreement. The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. The Revolving Credit Agreement requires compliance with customary financial covenants, which are a maximum leverage ratio of 3.25x, a minimum interest coverage ratio of 2.5x and an asset coverage ratio of 1.5x. The Revolving Credit Agreement generally permits repurchases of common units.
As of December 31, 2017, we are in compliance with the covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future, and access our undrawn borrowing capacity under our Revolving Credit Agreement, is dependent primarily on achieving certain levels of EBITDA, as defined.
As of February 15, 2018, we have a $200,000 Term Loan Credit Facility, which matures in December 2024. As of February 15, 2018, the Term Loan Credit Facility was fully drawn with a $200,000 balance outstanding. The Term Loan Credit Facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental Term Loan Credit Facility would be on terms to be agreed among us, the administrative agent under the Term Loan Credit Facility and the lenders who agree to participate in the incremental facility.
Borrowings under our Revolving Credit Agreement and Term Loan Credit Facility are secured by substantially all of our assets. In addition, our subsidiaries have guaranteed our obligations under both credit agreements and have granted the lenders security interests in substantially all our their respective assets.

Credit Ratings
As of February 15, 2018, the credit rating of the Partnership’s Term Loan Credit Facility was B3 from Moody’s Investors Service Inc. and B- from Standard and Poor’s.
The credit ratings of the Partnership’s Term Loan Credit Facility reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.
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
Equity Distribution Agreement
On January 4, 2017, the Partnership entered into an equity distribution program with certain financial institutions (each, a "Manager") under which we may sell, from time to time, through or to the Managers, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. As of February 15, 2018, the Partnership had not issued any common units under this equity distribution program.
Distributions
On January 17, 2018, our general partner's board of directors declared a cash distribution for the fourth quarter of 2017 of $0.20 per common unit, or $0.80 on an annualized basis, and no distribution was declared for our holders of incentive distribution rights. This distribution was paid on February 13, 2018 to unitholders of record on February 1, 2018. This quarterly distribution equates to approximately $17,809 per quarter, or $71,236 per year, based on the number of common units currently outstanding. We intend to pay a quarterly distribution to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal or contractual obligation to pay distributions.
Unit Buyback Program
On October 17, 2017, the Partnership announced that the board of directors of our general partner approved a unit buyback program of up to $100,000. The repurchase program does not obligate the Partnership to repurchase any specific dollar amount or number of units and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. As of February 15, 2018, the Partnership has repurchased 2,030,163 common units for a total cost of $20,000 under its unit buyback program.
Capital Requirements
During the year ended December 31, 2017, we spent $122,032 related to costs associated with the construction of the Kermit facility, the new terminal facility in Pecos, Texas, equipment for the PropStream integrated logistics service and overburden removal, among other projects. We plan to spend $35,000 to $45,000 on capital expenditures in 2018 related to continued investment in equipment for PropStream, normal maintenance capital expenditures, including overburden removal, at our production facilities and terminals, and discretionary investments in logistics assets.
Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Partnership's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestures or organic capital expenditures. As of December 31, 2017, we had a positive working capital balance of $93,029, as compared to a working capital deficit of $(61,233) at December 31, 2016. The deficit as of December 31, 2016, was driven by $115,961 of cumulative advances received from our sponsor to finance the construction of the Whitehall facility.

The following table summarizes our working capital as of the dates indicated.

	Year Ended December 31,
	2017	2016
Current assets:
Accounts receivable, net	$139,448	$52,834
Inventories	44,272	29,277
Prepaid expenses and other current assets	2,832	2,716
Total current assets	186,552	84,827
Current liabilities:
Accounts payable	46,794	19,264
Accrued and other current liabilities	29,931	8,155
Current portion of deferred revenues	4,399	—
Due to sponsor	12,399	118,641
Total current liabilities	93,523	146,060
Working capital (deficit)	$93,029	$(61,233)
Accounts receivable increased by $86,614 during the year ended December 31, 2017, reflecting increased volumes sold and improved pricing as compared to the fourth quarter of 2016.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. The increase in our inventory of $14,995 was primarily driven by wet sand inventory at December 31, 2017 as compared to December 31, 2016 as we had five plants operating at year-end 2017 as compared to three in 2016. In addition, in-basin finished goods inventory increased at December 31, 2017 as compared to December 31, 2016, as we had more on-line production capacity available to forward place product.
Accounts payable and accrued liabilities increased by $49,306 on a combined basis, primarily due to an increase in the outstanding payables associated with increased activity levels at all four Wisconsin production facilities, our Kermit facility, our 12 terminals and our 10 PropStream crews.
Deferred revenues represent prepayments from customers for future deliveries of frac sand. The increase in deferred revenues was due to the receipt of prepayments from customers during the year ended December 31, 2017.
Our balance due to our sponsor decreased $106,242 during the year ended December 31, 2017, primarily as a result of $116,417 of sponsor advances converting to capital on March 15, 2017, in connection with the closing of the Whitehall Contribution.
The following table provides a summary of our cash flows for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$96,269	$(27,985)	$100,748
Investing activities	(470,022)	(127,840)	(126,526)
Financing activities	374,894	147,104	33,509
Cash Flows - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Operating Activities
Net cash provided by operating activities was $96,269 for the year ended December 31, 2017, compared to net cash used in operating activities of $27,985 for the year ended December 31, 2016. Operating cash flows include net income of $82,534 and a net loss of $84,519 during the years ended December 31, 2017 and 2016, respectively, adjusted for non-cash operating expenses and changes in working capital described above. The increase in cash flows from operations was primarily attributable to increased sales and gross profit margins in 2017 as compared to 2016.

Investing Activities
Net cash used in investing activities was $470,022 for the year ended December 31, 2017, and consisted of the $140,000 cost of the Whitehall Contribution, the $200,830 cost of the Permian Basin Sand asset acquisition, $7,168 of equity method investments and $122,032 of capital expenditures primarily related to the construction of our Kermit facility and our new terminal facility in Pecos, Texas.
Net cash used in investing activities was $127,840 for the year ended December 31, 2016, and consisted of the $75,000 cost of the Blair Contribution, $10,232 of equity method investments and $44,011 of capital expenditures related to the completion of the Blair facility, completion of distribution terminal facilities in Colorado and Texas, and expansion of rail capacity at our Wyeville facility.
Financing Activities
Net cash provided by financing activities was $374,894 for the year ended December 31, 2017, and was comprised of $412,577 net proceeds from the issuance of 23,575,000 common units, $198,000 of cash proceeds from the term loan issuance, $456 of advances received from our sponsor and $438 of proceeds from participants in our unit purchase program, offset by $20,000 of repurchases of common units under the unit buyback program, $13,656 of distributions paid to our unitholders, $39 of payments on accrued distribution equivalent rights, $4,731 of loan origination costs, a $193,000 repayment of the Prior Term Loan Credit Facility and $5,151 of repayments on other long-term debt.
Net cash provided by financing activities was $147,104 for the year ended December 31, 2016, and was comprised of $189,037 net proceeds from the issuance of 19,550,000 common units, $16,480 of advances received from our sponsor and $111 of proceeds from participants in our unit purchase program, offset by $128 of loan origination costs, a $52,500 repayment of the outstanding balance on our Prior Revolving Credit Agreement and $5,896 of repayments on other long-term debt.
Cash Flows - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Operating Activities
Net cash used in operating activities was $27,985 for the year ended December 31, 2016, compared to net cash provided by operating activities of $100,748 for the year ended December 31, 2015. Operating cash flows include a net loss of $84,519 and net income earned of $27,722 during the years ended December 31, 2016 and 2015, respectively, adjusted for non-cash operating expenses and changes in operating assets and liabilities described above. The decrease in cash flows from operations was primarily attributable to decreased gross profit margins, coupled with a net increase in our working capital as compared to 2015.
Investing Activities
Net cash used in investing activities was $127,840 for the year ended December 31, 2016, and consisted of the $75,000 cost of the Blair Contribution, $10,232 of equity method investments and $44,011 of capital expenditures related to the completion of the Blair facility, completion of distribution terminal facilities in Colorado and Texas, and expansion of rail capacity at our Wyeville facility.
Net cash used in investing activities was $126,526 for the year ended December 31, 2015, and consisted of the $127,217 of capital expenditures for the construction of our Blair facility, expansion of our Augusta facility, expansion of silo storage at our terminals in Pennsylvania and Ohio, and construction of our terminal facilities in Colorado and Texas. During the year ended December 31, 2015, $691 of restricted cash was released from escrow upon completion of a project.
Financing Activities
Net cash provided by financing activities was $147,104 for the year ended December 31, 2016, and was comprised of $189,037 net proceeds from the issuance of 19,550,000 common units, $16,480 of advances received from our sponsor and $111 of proceeds from participants in our unit purchase program, offset by $128 of loan origination costs, a $52,500 repayment of the outstanding balance on our Prior Revolving Credit Agreement and $5,896 of repayments on other long-term debt.
Net cash provided by financing activities was $33,509 for the year ended December 31, 2015, and was comprised of $52,500 of net borrowings under the Prior Revolving Credit Agreement, $53,512 of advances from our sponsor and $403 of proceeds from participants in our unit purchase program, offset by $70,072 of distributions to our unitholders, $406 of loan origination costs and $2,428 of repayments of our long-term debt.
Customer Concentration
For the year ended December 31, 2017, sales to each of Halliburton and Liberty accounted for greater than 10% of our total revenues. For the year ended December 31, 2016, sales to each of Halliburton, Liberty, US Well Services, LLC and Weatherford International Ltd. ("Weatherford") accounted for greater than 10% of our total revenues. For the year ended December 31, 2015, sales to each FTS International Services, LLC, Halliburton, Liberty and Weatherford accounted for greater than 10% of our total revenues.

Contractual Obligations
The following table presents our contractual obligations and other commitments as of December 31, 2017:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repayment of term loan	$200,000	$2,000	$4,000	$4,000	$190,000
Estimated interest payments on term loan (a)	73,153	10,775	21,226	20,792	20,360
Repayment of other notes payable	3,054	957	2,097	—	—
Asset retirement obligations (b)	10,179	—	—	—	10,179
Minimum royalty payments	4,800	1,200	1,200	1,200	1,200
Operating lease obligations	157,030	33,787	64,469	42,104	16,670
Minimum purchase commitments (c)	16,946	5,571	4,912	4,592	1,871
Contingent consideration (d)	25,000	25,000	—	—	—
Total contractual obligations	$490,162	$79,290	$97,904	$72,688	$240,280

(a)	Estimated interest payments on our term loan is calculated using the interest rate in effect at December 31, 2017.

(b)	The asset retirement obligations represent the fair value of the post closure reclamation and site restoration commitments for our property and processing facilities located in Wisconsin and Texas.

(c)
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

(d)
The Partnership anticipates payment of $5,000 and $20,000 for the 2017 measurement periods related to the Blair Contribution and the Whitehall Contribution, respectively, in March 2018 to our sponsor pending approval from the conflicts committee. Refer to Note 11 - Commitments and Contingencies for additional disclosure regarding the contingent consideration.

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
Recent Accounting Pronouncements
Refer to Note 3 - Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report for a description of recent accounting pronouncements.
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
Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, and that we believe are critical to the understanding of our operations. For additional information on all our significant accounting policies, refer to Note 3 - Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report.

Impairment of Long-lived Assets
Recoverability of investments in property, plant and equipment, and mineral rights is evaluated annually, or more often if events or circumstances indicate the impairment of an asset may exist. Estimated future undiscounted net cash flows are calculated using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. Reductions in the carrying value of our investment are only recorded if the undiscounted cash flows are less than our book basis in the applicable assets.
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
A 10% increase or decrease in the achievement of Adjusted EBITDA versus current forecasts for the measurement periods could result in a range of potential payments under these arrangements which could differ from the current estimated fair value of the liabilities based on our current forecasts.  Based on the significant estimates and assumptions included in our analysis, actual results could differ from these estimates.
Asset Retirement Obligations
In accordance with Accounting Standards Codification ("ASC") 410-20, Asset Retirement Obligations, we recognize reclamation obligations when incurred and record them as liabilities at fair value. In addition, a corresponding increase in the carrying amount of the related asset is recorded and depreciated over such asset’s useful life. The reclamation liability is accreted to expense over the estimated productive life of the related asset and is subject to adjustments to reflect changes in value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs.
Revenue Recognition
Frac sand sales revenues are recognized when legal title passes to the customer, which may occur at the production facility, rail origin, terminal or wellsite. At that point, delivery has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured. Amounts received from customers in advance of sand deliveries are recorded as deferred revenue.
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
Services Agreement: Effective August 16, 2012, our sponsor entered into a services agreement (the "Services Agreement") with our general partner, Hi-Crush Services LLC ("Hi-Crush Services") and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the years ended December 31, 2017, 2016 and 2015, the Partnership incurred $5,521, $4,938 and $5,260, respectively, of management and administrative service expenses from Hi-Crush Services.
Refer to Note 14 - Related Party Transactions of the Notes to Consolidated Financial Statements in Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report for additional information regarding related party transactions.

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
Interest Rate Risk
As of December 31, 2017, we had $200,000 of principal outstanding under our Term Loan Credit Facility, with an effective interest rate of 5.41%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $1,082 per year.
Credit Risk – Customer Concentration
During the year ended December 31, 2017, 37% of our revenues were earned from two of our customers. Our customers are generally pressure pumping service providers and oil and gas exploration and production companies. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Registered Public Accounting Firm, our Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements, and the Financial Statement Schedule that are filed as part of this Annual Report are listed under Item 15. "Exhibits and Financial Statement Schedules" and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.

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
As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2017, based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their audit report which appears herein.
Changes in Internal Controls Over Financial Reporting
During the quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hi-Crush GP LLC
and Unitholders of Hi-Crush Partners LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Hi-Crush Partners LP and subsidiaries (the "Partnership") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Partnership and our report dated February 19, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 19, 2018

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
Our general partner has ten directors, three of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly-traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. As of December 31, 2017, the following directors served on the audit committee:

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

Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our general partner. Directors are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. There are no family relationships among any of our directors or executive officers. One of our directors and all of our executive officers also serve as executive officers of our sponsor.

Name	Age	Position With Our General Partner
Robert E. Rasmus	60	Chief Executive Officer and Director
Laura C. Fulton	54	Chief Financial Officer
Mark C. Skolos	58	General Counsel and Secretary
William E. Barker	36	Principal Strategy Officer
James M. Whipkey	60	Chairman of the Board
John F. Affleck-Graves	67	Director
Jefferies V. Alston, III	40	Director
Gregory F. Evans	37	Director
John R. Huff	71	Director
John Kevin Poorman	66	Director
Trevor M. Turbidy	50	Director
Graham R. Whaling	63	Director
Joseph C. Winkler III	66	Director
Robert E. Rasmus—Chief Executive Officer and Director. Mr. Rasmus is a co-founder of Hi-Crush Proppants LLC and has served as its Co-Chief Executive Officer since its formation in October 2010 until November 2015 when he became sole Chief Executive Officer. Mr. Rasmus was named Co-Chief Executive Officer and appointed to the board of directors of our general partner in May 2012 until November 2015 when he became sole Chief Executive Officer. Mr. Rasmus was a founding member of Red Oak Capital Management LLC ("ROCM") in June 2002 and has served as Managing Director since inception. ROCM’s business model centered on partnering with the largest oil services companies in unconventional basins in the United States. Prior to the founding of ROCM, Mr. Rasmus was the President of Thunderbolt Capital Corp., a venture firm focused on start-up and early stage private equity investments. Previously, Mr. Rasmus started, built and expanded a variety of domestic and international capital markets and corporate finance businesses. Mr. Rasmus was the Senior Managing Director of Banc One Capital Markets, Inc. (formerly First Chicago Capital Markets, Inc.) where he was responsible for the high yield and private placement businesses while functioning as a member of the management committee. Prior thereto, Mr. Rasmus was the Managing Director and Head of Investment Banking in London for First Chicago Ltd. Mr. Rasmus holds a BA in Government and International Relations from the University of Notre Dame. Mr. Rasmus is a member of the board of directors for the National Industrial Sand Association and the Lab for Economic Opportunities. We believe that Mr. Rasmus’ industry experience and deep knowledge of our business makes him well-suited to serve on the board of directors of our general partner.
Laura C. Fulton—Chief Financial Officer. Ms. Fulton has served as Chief Financial Officer of Hi-Crush Proppants LLC since April 2012. In May 2012, Ms. Fulton was appointed to Chief Financial Officer of our general partner. On February 26, 2013, Ms. Fulton was elected director of Targa Resources Corp. and currently serves on its audit committee. From March 2008 to October 2011, Ms. Fulton served as the Executive Vice President, Accounting and then Executive Vice President, Chief Financial Officer of AEI Services, LLC ("AEI"), an owner and operator of essential energy infrastructure assets in emerging markets. Prior to AEI, Ms. Fulton spent 12 years with Lyondell Chemical Company in various capacities, including as general auditor responsible for internal audit and the Sarbanes-Oxley certification process, and as the assistant controller. Previously, Ms. Fulton worked for Deloitte & Touche in its audit and assurance practice for 11 years. Ms. Fulton is a CPA and graduated cum laude from Texas A&M University with a BBA in Accounting. Ms. Fulton is a member of the American Institute of Certified Public Accountants and serves on the Mays Business School Dean's Advisory Board and the Accounting Department Advisory Board at Texas A&M University.

Mark C. Skolos—General Counsel and Secretary. Mr. Skolos was appointed General Counsel of Hi-Crush Proppants LLC in April 2012 and named General Counsel and Secretary of our general partner in May 2012. Prior to joining Hi-Crush Proppants LLC, Mr. Skolos was a shareholder at the law firm of Weld, Riley, Prenn and Ricci S.C. ("Weld Riley") from September 2011 to April 2012. Mr. Skolos worked as an attorney for Skolos, Millis and Matousek, S.C., or its predecessor firms ("Skolos Millis"), for 26 years prior to its merger with Weld Riley in April 2012. Mr. Skolos was made a shareholder at Skolos Millis in 1990. In his private practice, Mr. Skolos represented developers, businesses and local units of government on issues of government regulation, land use and real estate. Mr. Skolos has extensive experience representing companies in the non-metallic mining and processing industry on a wide spectrum of issues, including permitting, land acquisition and government relations. He graduated from the University of Wisconsin Law School in 1985 with a JD. Mr. Skolos has served as President of the Tri-County Bar Association of Wisconsin and acted as both Circuit Court and Family Court Commissioner in the State of Wisconsin. He is on the board of directors for the National Industrial Sand Association and is a member of the Texas General Counsel Forum.
William E. Barker—Principal Strategy Officer. In August 2017, Mr. Barker assumed the role of Principal Strategy Officer. Prior to that, Mr. Barker was responsible for logistics, site development, terminal operations and inventory management as Vice President of Midstream Operations. From September 2013 to February 2015, he served as Assistant General Counsel of Hi-Crush Proppants LLC.  Prior to joining Hi-Crush Proppants LLC, from September 2008 to September 2013, Mr. Barker specialized in securities law and mergers and acquisitions for the law firm of Norton Rose Fulbright US LLP.  Mr. Barker holds a Bachelor of Arts degree in Economics from Rice University, where he graduated magna cum laude, and a Juris Doctorate from the University of Houston Law Center, where he graduated as a member of the Order of the Coif.
James M. Whipkey—Chairman of the Board. Mr. Whipkey has a 35 year background in the oil and natural gas industry with broad experience in both technical and financial areas. Mr. Whipkey was named Chairman of the Board of our general partner in November 2015. Mr. Whipkey is a co-founder of Hi-Crush Proppants LLC and served as its Co-Chief Executive Officer from October 2010 to November 2015. Mr. Whipkey served as Co-Chief Executive Officer of our general partner from May 2012 to November 2015, and was appointed to the board of directors of our general partner in May 2012. Mr. Whipkey was a founding member of ROCM in June 2002 and has served as Managing Director since inception. Prior to the founding of ROCM, Mr. Whipkey was an equity analyst covering the exploration and production sector, most recently as a Managing Director at ABN Amro Bank N.V. From 1997 to 2000, Mr. Whipkey was the Chief Financial Officer and Treasurer for NYSE-listed Benton Oil and Gas Company. Prior thereto, Mr. Whipkey worked in a number of investment banking positions managing a wide range of relationships and responsibilities in the energy sector. His various roles included energy derivatives trading at Phibro Energy Inc., investment banking at Kidder, Peabody & Co., and stock analysis at Lehman Brothers Holdings Inc., where he won "All-Star" recognition from the Wall Street Journal in both the E&P and oil service sectors. Mr. Whipkey began his career as a petroleum engineer with Amoco Corporation where he spent five years in operations, drilling and reservoir simulation roles. Mr. Whipkey holds a BS in Petroleum and Natural Gas Engineering from The Pennsylvania State University and an MBA in Finance from the University of Chicago. We believe that Mr. Whipkey’s experience in senior financial management and knowledge of our business serve him well as a member of the board of directors of our general partner.
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
Jefferies V. Alston, III—Director. Mr. Alston served as Chief Operating Officer of Hi-Crush Proppants LLC from May 2011 until October 2016 and served as Chief Operating Officer of our general partner from May 2012 until October 2016. Mr. Alston was appointed to the board of directors of our general partner in May 2012. Mr. Alston founded Trinity Consulting, LLC ("Trinity") in December 2009, where he designed and managed construction of numerous frac sand processing facilities and became one of the leading consultants in the industry, until dissolving Trinity to join Hi-Crush Proppants LLC. Mr. Alston worked for Alston Equipment Company, Inc. ("Alston Equipment") from February 1999 until he founded Trinity in December 2009. While at Alston Equipment, Mr. Alston was responsible for sales, growth initiatives and customer relations. Mr. Alston attended The University of Southern Mississippi and Southeastern Louisiana University. With his extensive knowledge of the frac sand industry, we believe Mr. Alston brings substantial experience and leadership skills to the board of directors of our general partner.

Gregory F. Evans—Director. Mr. Evans has served as a director of Hi-Crush Proppants LLC since January 2014 and was appointed to the board of directors of our general partner in February 2014. Mr. Evans currently serves as a Partner of Avista Energy Capital and previously served in various roles at Avista Capital Partners from 2005 to 2017. From 2003 to 2005, Mr. Evans was an Analyst at DLJ Merchant Banking Partners. Prior to joining DLJ Merchant Banking Partners, he was an Analyst in Credit Suisse First Boston’s Investment Banking Department. Mr. Evans holds a BBA in Finance from the University of Texas at Austin. We believe that Mr. Evans brings financial and analytical expertise in the energy sector, including experience as a director of numerous energy-related companies, to the board of directors of our general partner.
John R. Huff—Director. Mr. Huff has served as a director of Hi-Crush Proppants LLC since May 2011 and was appointed to the board of directors of our general partner in May 2012. Mr. Huff has served as Chairman of the board of directors of Oceaneering International, Inc. ("Oceaneering") since 1990 and served as its Chief Executive Officer from 1986 to 2006. Prior to joining Oceaneering, Mr. Huff served as Chairman, President and Chief Executive Officer of Western Oceanic, Inc. from 1972 to 1986. In addition to his service as chairman of the board of directors of Oceaneering, Mr. Huff has served as a member of the board of directors of Suncor Energy, Inc. since 1998. Mr. Huff also served as a member of the board of directors of Rowan Companies, Inc. from April 2006 to May 2009, of KBR, Inc. from April 2007 to April 2014 and of BJ Services Company from 1992 to April 2010. Mr. Huff received a Bachelor’s degree in Civil Engineering from Georgia Tech and attended the Harvard Business School’s Program for Management Development. Mr. Huff is a Registered Professional Engineer in the State of Texas and a member of the National Academy of Engineering, Washington D.C. We believe that Mr. Huff’s substantial knowledge of energy-related businesses, as well as his considerable experience as a director of public companies, has prepared him well to serve on the board of directors of our general partner.
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
Trevor M. Turbidy—Director. Mr. Turbidy has served as a director of Hi-Crush Proppants LLC since May 2011 and was appointed to the board of directors of our general partner in May 2012. Mr. Turbidy serves as a Partner of Avista Energy Capital and previously served as an energy industry advisor for Avista Capital Partners from 2007 until 2017. Prior to joining Avista Capital Partners, Mr. Turbidy served as Chief Executive Officer of Trico Marine Services ("Trico"), an international provider of marine support vessel services to the offshore oil and gas industry from 2005 to 2007. Prior to that, Mr. Turbidy was Chief Financial Officer of Trico from 2003 to 2005, functioned as the Chief Restructuring Officer during the company’s restructuring and subsequently was promoted to Chief Executive Officer after its successful completion. Prior to his service at Trico, Mr. Turbidy spent more than a decade with Donaldson, Lufkin & Jenrete Inc. ("DLJ") and Credit Suisse First Boston in their investment banking divisions. During his tenure with DLJ and Credit Suisse First Boston, Mr. Turbidy focused on the energy sector, principally offshore and land drilling contractors, seismic service providers, oilfield equipment manufacturers, offshore support vessel providers and exploration and production companies, as well as regional opportunities in the Southwest. Mr. Turbidy previously served as a director of Grey Wolf, Inc., Precision Drilling Corporation and Trico Marine Services Inc., as well as a number of private companies in the energy industry. Mr. Turbidy holds an AB in Economics from Duke University. We believe that Mr. Turbidy’s substantial management-level experience with public and private companies, together with his considerable knowledge of the energy industry as a whole, are of great value to the board of directors of our general partner.
Graham R. Whaling—Director. Mr. Whaling was appointed to the board of directors of our general partner in February 2015 and has a 35 year background in the energy industry. Mr. Whaling serves as a Partner of Avista Energy Capital and previously served as an energy industry advisor for Avista Capital Partners from 2014 to 2017. Prior to joining Avista Capital Partners, Mr. Whaling served as Chief Executive Officer of Parkman Whaling, an oil and gas investment banking advisory firm, which he co-founded in July 2007. Prior to that, Mr. Whaling was chairman and Chief Executive Officer of Laredo Energy, L.P., which he co-founded in 2001. Mr. Whaling has also been a Managing Director at DLJ Merchant Banking Partners, Chairman and Chief Executive Officer of Monterey Resources Inc. and Chief Financial Officer of Santa Fe Energy Resources, Inc. Mr. Whaling holds an M.B.A. from the Wharton School of the University of Pennsylvania and a bachelor’s degree in petroleum engineering from the University of Texas.  We believe that Mr. Whaling’s substantial management-level experience, together with his extensive knowledge of and background in the energy industry, make him particularly well-qualified to serve on the board of directors of our general partner.

Joseph C. Winkler III—Director. Mr. Winkler joined the board of directors of our general partner in August 2012 and serves as the Chairman of the Audit Committee and Conflicts Committee. Mr. Winkler served as Chairman and Chief Executive Officer of NYSE-listed Complete Production Services, Inc. ("Complete"), a provider of specialized oil and gas services and equipment in North America, from March 2007 until February 2012, at which time Complete was acquired by Superior Energy Services, Inc. From June 2005 to March 2007, Mr. Winkler served as Complete’s President and Chief Executive Officer. From March 2005 until June 2005, Mr. Winkler served as the Executive Vice President and Chief Operating Officer of National Oilwell Varco, Inc., an oilfield capital equipment and services company, and from May 2003 until March 2005 as the President and Chief Operating Officer of the company’s predecessor, Varco International, Inc. ("Varco"). From April 1996 until May 2003, Mr. Winkler served in various other capacities with Varco and its predecessor, including Executive Vice President and Chief Financial Officer. From 1993 to April 1996, Mr. Winkler served as the Chief Financial Officer of D.O.S., Ltd., a privately held provider of solids control equipment and services and coil tubing equipment to the oil and gas industry, which was acquired by Varco in April 1996. Prior to joining D.O.S., Ltd., Mr. Winkler served as Chief Financial Officer of Baker Hughes INTEQ, and served in a similar role for various companies owned by Baker Hughes Incorporated including Eastman/Telco and Milpark Drilling Fluids. Mr. Winkler served as a member of the board of directors of Dresser-Rand Group, Inc., a NYSE-listed provider of rating equipment solutions, until its acquisition by Siemens in July 2015. Mr. Winkler is also a member of the board of directors of Commercial Metals Company, a vertically integrated Fortune 500 steel company, and serves on its Finance Committee and Compensation Committee, and a member of the board of directors of Eclipse Resources Corporation, an independent exploration and production company, and serves on its audit and compensation committees. Mr. Winkler joined the board of directors of Tetra Technologies Inc. and is a member of its audit committee. Mr. Winkler received a BS degree in Accounting from Louisiana State University. We believe that Mr. Winkler’s many years of operational, financial, international and capital markets experience, a significant portion of which was with publicly traded companies in the oil and gas services, manufacturing and exploration and production industries, make him particularly well-suited to serve on the board of directors of our general partner.
Director Independence
As of December 31, 2017, our three directors that serve on our audit committee were independent.
Committees of the Board of Directors
The board of directors of our general partner maintains an audit committee and a conflicts committee. As permitted by NYSE rules, we do not currently have a compensation committee, but rather the board of directors of our general partner approves equity grants to directors and employees.
Audit Committee
We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee assists the board of directors of our general partner in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary. Messrs. Winkler, Affleck-Graves and Poorman are the members of the audit committee, with Mr. Winkler currently serving as chairman.
The board of directors of our general partner has determined that Mr. Winkler qualifies as an "audit committee financial expert," as such term is defined under SEC rules.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, certain officers and directors of our general partner, and persons beneficially owning more than 10% of our units, are required to file with the SEC reports of their initial ownership and changes in ownership of our units. These officers and directors, and persons beneficially owning more than 10% of our units are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from reporting persons that no other reports were required for those persons, we believe that during 2017, all officers and directors, and persons beneficially owning more than 10% of our units who were required to file reports under Section 16(a) complied with such requirements on a timely basis except that a Form 4 filed by Mr. Huff with respect to the acquisition of common units representing limited partner interests in the Partnership pursuant to an in-kind distribution was not timely filed.
Corporate Governance Matters
We have a Code of Business Conduct and Ethics for directors, executive officers and employees that applies to, among others, the principal executive officers, principal financial officer and principal accounting officer or controller of our general partner, as required by SEC and NYSE rules. Furthermore, we have Corporate Governance Guidelines and charters for our Audit Committee and Conflicts Committee. Each of the foregoing is available on our website at www.hicrush.com in the "Corporate Governance" section. We provide copies, free of charge, of any of the foregoing upon receipt of a written request to Hi-Crush Partners LP, 1330 Post Oak Blvd, Suite 600, Houston, Texas 77056, Attn: General Counsel. We disclose amendments and director and executive officer waivers with regard to the Code of Business Conduct and Ethics, if any, on our website or by filing a Current Report on Form 8-K to the extent required.
The certifications of our general partner’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to this Annual Report on Form 10-K.
Communication with the Board of Directors
A holder of our units or other interested party who wishes to communicate with the directors of our general partner may do so by contacting our corporate secretary at the address or phone number appearing on the front page of this Annual Report on Form 10-K. Communications will be relayed to the intended recipient of the board of directors of our general partner except in instances where it is deemed unnecessary or inappropriate to do so pursuant to our communications policy, which is available on our website at www.hicrush.com in the "Corporate Governance" section. Any communications withheld under those guidelines will nonetheless be recorded and available for any director who wishes to review them.
Executive Sessions of Non-Management Directors
The board of directors of our general partner holds regular executive sessions in which the independent directors meet without any non-independent directors or members of management. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. The director who presides at these meetings, the Lead Director, is chosen by the board of directors of our general partner to serve until the first meeting of the Board to occur after the first anniversary of the date that the Lead Director is chosen. The current Lead Director is Mr. Winkler.

ITEM 11. EXECUTIVE COMPENSATION
(All amounts presented in dollars)
Compensation Discussion and Analysis
General
As a publicly traded limited partnership, we do not have directors, officers or employees. Instead, we are managed by the board of directors of our general partner, Hi-Crush GP LLC, and the executive officers of our general partner perform all of our management functions. Other than Messrs. Barker and Welsh, who are employed by Hi-Crush Services, a subsidiary of our sponsor, Hi-Crush Proppants LLC, all of our general partner’s named executive officers are employed by our sponsor. Under the Services Agreement, we reimburse Hi-Crush Services, on a monthly basis, for the allocable expenses that it and our sponsor incurs in compensating our general partner’s named executive officers. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence-Other Transactions with Related Persons" for more information about the Services Agreement.
Other than equity-based incentive grants under our long-term incentive plan, our sponsor as the ultimate employer of our named executive officers has responsibility and authority for non-equity based compensation related decisions for our Chief Executive Officer and, upon consultation with and recommendations by our Chief Executive Officer, for our Chief Financial Officer and General Counsel. Although our sponsor has the ultimate responsibility and authority for non-equity based compensation related decisions for our named executive officers, it regularly consults with, receives recommendations from, and obtains the approval of, the board of directors of our general partner with respect to non-equity based compensation related decisions. All compensation decisions for employees of Hi-Crush Services, including those for the individuals who are executive officers of our general partner, are made at the discretion of our Chief Executive Officer, subject to approval by our sponsor and consultation with the board of directors of our general partner. All determinations with respect to equity awards made under the Partnership’s First Amended and Restated Long-Term Incentive Plan (the "LTIP"), are made by the board of directors of our general partner, following the recommendation of our sponsor and the approval of the board of directors of our general partner and, where appropriate, the conflicts committee of the board of directors of our general partner.
For the year ended December 31, 2017, the named executive officers of our general partner were the following:

•	Robert E. Rasmus, Chief Executive Officer (Principal Executive Officer)

•	Laura C. Fulton, Chief Financial Officer (Principal Financial Officer)

•	Mark C. Skolos, General Counsel and Secretary

•	William E. Barker, Principal Strategy Officer

•	Joseph M. Welsh, Vice President, Midstream Operations (a)

(a)
Mr. Welsh was appointed Vice President, Midstream Operations of our general partner effective July 11, 2017. Effective January 31, 2018, Mr. Welsh is no longer serving as Vice President, Midstream Operations and has transitioned to a strategic role within our commercial team.

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
Summary of Key 2017 Results
During 2017, we executed upon key opportunities to expand our business and customer base, reduce our logistics costs, and enhance our capital structure while continuing to operate our plants in the most efficient and cost effective manner:

•	Completed construction and startup of the Kermit facility ahead of schedule and within budget with shipments commencing during the third quarter of 2017;

•	Completed construction and startup of the new strategically located terminal in Pecos, Texas on time and within budget to better serve our customers in the Permian Basin;

•	Expanded to ten crews in PropStream to support our growing customer base to move and manage frac sand from the mine to the well;

•	Reopened our Augusta and Whitehall facilities during the third quarter of 2016 and first quarter of 2017, respectively, to meet customer demands;

•	Successfully executed strategies which streamlined processes and lowered supply chain operating and labor costs;

•
Improved balance sheet position through a public equity offering in the first quarter of 2017 and successfully refinanced a new five-year Revolving Credit Agreement and seven-year Term Loan Credit Facility; and

•	Completed a $20 million unit repurchase under our unit buyback program.
We believe these results along with our competitive strengths position us to successfully execute our strategy and achieve our key business objectives.
Summary of 2017 Compensation Actions and Changes
Peer Group Review and Selection
After consulting with members of the board of directors of our general partner and BDO, USA LLP ("BDO"), our executive compensation consulting group, we selected eight peer companies to replace former peer companies merged into or acquired by other entities to establish a 2016 peer group of eighteen companies for competitive compensation benchmarking analysis. BDO prepared an analysis covering all major components of total compensation, including annual base salary, annual short-term cash incentive and long-term incentive awards for the named executive officers. Our sponsor and the board of directors of our general partner utilized the information provided by BDO to compare the levels of annual base salary, annual short-term cash incentive and long-term equity incentive awards at the peer companies with those of its named executive officers to ensure that the compensation of our named executive officers is both consistent with our compensation philosophy and competitive relative to the compensation for executive officers of the peer companies.
For determining recommendations for 2017 executive pay actions, BDO updated the 2016 peer group data regression using Hi-Crush Partners LP 2017 market cap and EBITDA. BDO also analyzed survey data from published executive compensation surveys at the 25th, 50th and 75th percentile using energy sector cuts representing companies with revenues ranging from $500 million to $1 billion.
Establishment of Total Direct Compensation Value for the Chief Executive Officer
The total direct compensation target approved in 2017 for Mr. Rasmus includes a base pay component which is 22% of the total compensation mix and variable pay components which comprise 78% of the total compensation mix. The variable component includes an annual, short-term incentive component which, if earned, is paid in cash, and grants of long-term equity-settled incentive awards granted in performance based vesting phantom limited partner units ("PPUs") (60% of value) and time-based phantom limited partner units ("TPUs") (40% of value). Following is a summary of the total direct compensation target established for Mr. Rasmus in 2017:

Name	Base Salary	STI Target	Annual LTI Target	Total Direct Compensation Target
Robert E. Rasmus, Chief Executive Officer	$600,000	$600,000	$1,560,000	$2,760,000
Base Salary Increases
Base salary increases were approved for each of the named executive officers with increases ranging from 9% to 22% reflective of market competitiveness and to reflect the growth in the company and the corresponding impact to the scope and increased responsibilities of each position.
Short-Term Cash and Long-Term Incentive Targets
No changes were made to the named executive officers' annual cash incentive targets or long-term incentive targets in 2017.
Incremental Equity Awards
In addition to the annual long-term incentive awards approved by the board of directors of our general partner, approval was made for an incremental equity award for the Chief Executive Officer, Chief Financial Officer, General Counsel and Principal Strategy Officer. The awards were made to increase the retention component of their compensation and to recognize specific 2017 achievements: development and start-up of new facilities, completion of successful financial transactions, and development and execution of strategic third party agreements, all of which support key short-term objectives to expand and diversify our business and to strengthen our capital structure. The award for Mr. Barker was also granted as consideration for his execution of an agreement regarding confidentiality, non-solicitation and non-competition. These incremental awards were granted in TPUs with 50% vesting on the second anniversary of the date of grant and 50% vesting on the third anniversary of the date of grant.

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
When evaluating compensation levels for each named executive officer, the sponsor and the board of directors of our general partner, reviews publicly available compensation data for executives in our peer group as well as compensation surveys needed to supplement data for positions where there is insufficient data or a lack of comparable positions reported within the peer group. The peer group data analysis and compensation survey data each serve as reference points along with the observations of the Chief Executive Officer as provided to the sponsor and the board of directors of our general partner regarding skills, experience, roles and responsibilities, objectives, as well as other factors, to determine the appropriate salary and total compensation target level for each named executive officer.
In August 2016, we engaged the services of BDO to assist us with the review of our peer group and the selection of replacements for nine peer companies which had ceased to be publicly traded since the time of our last competitive pay analysis in 2014: Access Midstream Partners. L.P., Atlas Pipeline Partners, L.P., EnLink Midstream Partners, L.P., Markwest Energy Partners, L.P., Regency Energy Partners, LP, Targa Resources Partners LP, Eagle Rock Energy Partners, L.P., Niska Gas Storage Partners LLC (which has since been acquired by Brookfield Infrastructure Group) and PVR Partners, L.P.
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
As previously noted, for determining recommendations for 2017 executive pay actions, BDO updated the 2016 peer group data regression using Hi-Crush Partners LP 2017 market cap and EBITDA.
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
In December 2017, the sponsor and the board of directors of our general partner established a base salary of $600,000 for Mr. Rasmus and approved base salary increases for Ms. Fulton and Mr. Skolos of 9% and 22%, respectively. An increase of 13% was approved for Mr. Barker as a result of his promotion to Principal Strategy Officer. The board of directors of our general partner believe these increases in base salary are appropriate based on the analysis of competitive pay for comparable positions in publicly traded energy industry companies with revenues in the $500 million to $1 billion revenue range. The actual base salaries paid by us to our named executive officers during 2017 are set forth in the "Summary Compensation Table."

Named Executive Officer	2017 Annual Base Salary
Robert E. Rasmus, Chief Executive Officer	$600,000
Laura C. Fulton, Chief Financial Officer	$365,000
Mark C. Skolos, General Counsel and Secretary	$335,000
William E. Barker, Principal Strategy Officer	$260,000
Joseph M. Welsh, Vice President, Midstream Operations	$260,000

Annual Short-Term Cash Incentive
Under the short-term incentive plan ("STI"), annual cash incentives are provided to executives to promote the achievement of our near term performance goals and objectives. Target incentive opportunities under the STI are established as a percentage of base salary. Incentive amounts are based on the attainment of pre-established financial goals, operational performance and individual performance objectives related to strategic activities for the function or business unit as applicable.
In October 2016, the board of directors of our general partner established a short-term annual cash incentive target of 100% of base salary for Mr. Rasmus and STI targets of 85% of base salary for Ms. Fulton and Mr. Skolos and 50% of base salary for Mr. Barker. The board of directors of our general partner approved an annual cash incentive target amount of 50% of base salary for Mr. Welsh as Vice President, Midstream Operations, at the time of his employment.
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

Name and Principal Position	2017 Targeted STI Opportunity
Robert E. Rasmus, Chief Executive Officer	100% of base salary
Laura C. Fulton, Chief Financial Officer	85% of base salary
Mark C. Skolos, General Counsel and Secretary	85% of base salary
William E. Barker, Principal Strategy Officer	50% of base salary
Joseph M. Welsh, Vice President, Midstream Operations	50% of base salary
The following table shows each named executive officer’s performance-based cash incentive minimum, threshold, target and maximum payouts under the STI, which were established by our sponsor and the board of directors of our general partner in 2016 and reviewed in 2017 for named executive officers.

Name and Principal Position	Minimum Payout ($)	Threshold Payout ($)	Target Payout ($)	Maximum Payout ($)
Robert E. Rasmus, Chief Executive Officer	—	300,000	600,000	1,200,000
Laura C. Fulton, Chief Financial Officer	—	155,125	310,250	620,500
Mark C. Skolos, General Counsel and Secretary	—	142,375	284,750	569,500
William E. Barker, Principal Strategy Officer	—	65,000	130,000	260,000
Joseph M. Welsh, Vice President, Midstream Operations	—	65,000	130,000	260,000
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

The financial growth objectives for the 2017 STI were as follows:

(1)
Achievement of our budget for Adjusted EBITDA (a non-GAAP measure defined as EBITDA adjusted for any non-cash impairments of goodwill and long-lived assets, earnings (loss) from equity method investments and loss on extinguishment of debt), of $89.4 million (weighted 50%);

(2)	Resumption of cash distributions to unitholders by November 15, 2017 (weighted 25%), and

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
The annual budget sets expectations for sales volumes, pricing, operating expenditures, capital expenditures, and general and administrative costs so that we can forecast our financial position for mid-term and long-term periods. The annual budget process includes extensive input and reviews by the sales, production, logistics, distribution operations, human resources, inventory, and financial teams generating multiple preliminary reviews by executive management and ultimately a preliminary review with the sponsor and the board of directors of our general partner before final approval in the December/January timeframe each year.
In addition to financial growth objectives, funding of the STI pool is contingent upon the achievement of goals tied to applicable strategic operating and individual performance indicators, to be targeted by each named executive officer for that particular calendar year, as reviewed and approved by our sponsor and the board of directors of our general partner. These include:

•	Meeting plant production uptime and operating efficiency goals;

•	Minimizing and containing logistics costs below plan;

•	Increasing logistics and production capacity and flexibility through organic expansion;

•	Enhancing pricing, gaining market share and expanding our customer base;

•	Diversifying our business to meet customer demands and create new opportunities;

•	Streamlining processes to reduce and eliminate costs;

•	Enhancing our capital structure; and

•	Meeting environmental, health and safety goals.
STI payouts for the Chief Executive Officer and the Chief Financial Officer, are weighted 80% on the Partnership’s financial growth objectives and 20% on the applicable strategic individual and operating objectives. The STI payout for the General Counsel is weighted 70% on the Partnership's financial growth objectives and 30% on commercial support and environmental and regulatory compliance and other strategic individual and operating objectives. The STI payout for Mr. Barker and Mr. Welsh are weighted 40% on the Partnership's financial growth objectives, 30% on the applicable operating objectives for the midstream business segment, and 30% on strategic individual objectives.
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
For purposes of determining the actual funding of the STI pool, the sponsor and the board of directors of our general partner reviewed the 2017 Partnership results as summarized below:

Financial Growth Objectives

Adjusted EBITDA in millions
Threshold	Target	Maximum	Actual	Payout Factor
$71.5	$89.4	$107.3	$124.9	200%

Resumption of Cash Distributions to Unitholders
Threshold	Target	Maximum	Actual	Payout Factor
Jan-18	Nov-17	Aug-17	Nov-17	100%

Year-Over-Year Growth in Total Unitholder Return %
Threshold	Target	Maximum	Actual	Payout Factor
10%	15%	20%	(45)%	—%
Performance relative to Adjusted EBITDA and Resumption of Cash Distributions to Unitholders was at Maximum and Target, respectively, yielding a payout factor of 200% and 100%, respectively. Our 2017 Total Unitholder Return performance of (45)% is calculated based on the December 30, 2016 closing unit price of $19.80 and the December 29, 2017 closing unit price of $10.70 and a $0.15 per unit distribution on November 14, 2017, which yields a payout factor of zero. Our total unitholder return for the period of December 31, 2015 through December 31, 2016 was 234%.
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
Funding based on attainment of operating objectives under the STI may range as follows: (i) 0% if the threshold level of performance is not achieved, (ii) 50% if the threshold level of performance is achieved, (iii) 100% if the target level of performance is achieved, and (iv) 200% if the maximum level of performance is achieved. For each of the 2017 operating objectives, actual performance ranged between target and maximum levels for safety, regulatory and environmental compliance, plant uptime and operating efficiency goals, midstream freight rate management and control of labor costs. Actual performance was below threshold for achievement of operating costs below planned costs on a per ton basis within midstream operations and below threshold for achievement of operating costs below planned costs on a per ton basis for plant operations as well as other specific logistics cost containment metrics.
Other Strategic Objectives
In addition to reviewing the financial growth and operating performance results, the sponsor and the board of directors of our general partner reviewed individual performance relative to key strategic opportunities established at the beginning of the year for the named executive officers based on recommendations from management and the Chief Executive Officer.
Due to the achievement of key 2017 financial growth objectives, achievement of operating objectives above target overall, and execution of many our 2017 strategic goals, the board of directors of our general partner, in discussions with the Chief Executive Officer, exercised discretion to award cash incentive payouts to the named executive officers.
The financial growth metrics and key operating performance indicators utilized in 2017 for operation of the STI were generally the same for 2015 and 2016 STI plan operation. No STI payments were funded for 2015 or 2016 performance, based on financial performance below the established threshold levels for adjusted EBITDA, annual growth in distributions to unitholders, and total unitholder return, notwithstanding operating performance exceeding targets.

Long-Term Incentive Compensation
In connection with our initial public offering, the board of directors of our general partner adopted a long-term incentive plan in August 2012 which was amended and restated and superseded by the LTIP, effective September 21, 2016 for employees, officers, consultants and directors of our general partner and its affiliates, including Hi-Crush Services LLC, who perform services for us. All Hi-Crush Services LLC employees and each of our named executive officers, are eligible to participate in the LTIP. The LTIP provides for the grant of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards.
In December 2017, the board of directors of our general partner approved a long-term incentive award for Mr. Rasmus equal to 250% of base salary to be granted in both PPUs (60% of value) and TPUs (40% of value). The board also approved long-term incentive awards for each of the other named executive officers of both PPUs (60% of value) and TPUs (40% of value).
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
If our Average TUR ranking among the companies in the group over the performance period is below the 25th percentile, 0% of the performance units will vest. If our Average TUR ranking over the performance period is greater than the 25th percentile but less than or equal to the 50th percentile, 50% to 100% of the performance units will vest. If our Average TUR ranking over the performance period is greater than the 50th percentile but less than or equal to the 75th percentile, 100% to 200% of the performance units will vest. If our Average TUR ranking over the performance period is greater than the 75th percentile, 200% of the performance units will vest. The number of phantom units that vest between applicable percentiles will be determined by straight-line interpolation. If the TUR for the Partnership during the performance period is negative (i.e. the price on the first trading day of the performance period is greater than the sum of the price on the last trading day of the performance period plus the aggregate distribution amount), then the number of phantom units earned shall not exceed 150% of the target amount. In addition, the board of directors of our general partner has discretion to increase or decrease the number of phantom units earned by up to 20%.
The TPUs vest 50% on the second anniversary of the date of grant and 50% on the third anniversary of the date of grant.
To determine the number of PPUs or TPUs to be granted to each named executive officer in 2017, we determined the dollar amount of long-term incentive compensation that we wanted to provide, and then granted the number of PPUs or TPUs that had a fair market value equal to that amount on the date of grant. For our named executive officers, long-term incentive award targets were established as a percentage of base salary (which reflects position and level of responsibility), with reference to the BDO study data for individuals in comparable positions.
The actual 2017 long-term incentive award values granted, expressed as a percentage of base salary and the number of PPUs and TPUs awarded on December 8, 2017 and December 14, 2017, were as follows:

Name and Principal Position	2017 Long-Term Incentive Award Value (a)	2017 PPUs Awarded (b)	2017 TPUs Awarded (c)
Robert E. Rasmus, Chief Executive Officer	250% of base salary	85,714	57,143
Laura C. Fulton, Chief Financial Officer	165% of base salary	34,286	22,857
Mark C. Skolos, General Counsel and Secretary	150% of base salary	28,571	19,048
William E. Barker, Principal Strategy Officer	130% of base salary	19,143	12,762

(a)	Award value is delivered 60% in PPUs and 40% in TPUs.

(b)
Represents 100% of the PPUs awarded to the named executive officer. As discussed above, depending on the Partnership’s performance over a three-year period, between 0% and 200% of the performance units will vest.

(c)
Coincident with his employment, Mr. Welsh received 42,168 TPUs under the LTIP on August 1, 2017, which vest 50% on August 1, 2019 and the remainder vesting on August 1, 2020, assuming continuous employment over the service period.

Enhancement to 2016 Long-Term Incentive Awards
In addition to the annual long-term incentive award value, an incremental equity award for each named executive officer was approved by the board of directors of our general partner to increase retention value and to recognize specific achievements related to the development and start-up of new service offerings and facilities, completion of successful financial transactions, and development and execution of strategic third party agreements, all of which support key short-term objectives to expand and diversify our business and to strengthen our capital structure. The award for Mr. Barker was also granted as consideration for his execution of an agreement regarding confidentiality, non-solicitation and non-competition. These awards were approved in December 2017, in TPUs as follows:

Name and Principal Position	2017 Incremental Value	2017 TPUs Awarded
Robert E. Rasmus, Chief Executive Officer	$350,000	33,333
Laura C. Fulton, Chief Financial Officer	$250,000	23,810
Mark C. Skolos, General Counsel and Secretary	$250,000	23,810
William E. Barker, Principal Strategy Officer	$150,000	14,286
The TPUs vest 50% on the second anniversary of the date of grant and 50% on the third anniversary of the date of grant.
Second 2017 Unit Purchase Program
During 2017, the board of directors of our general partner approved the adoption of the Hi-Crush Partners LP Second 2017 Unit Purchase Program (the "Second 2017 UPP") offered under the LTIP as a purchase right for units. The Second 2017 UPP provides participating directors and employees, including the named executive officers, the opportunity to purchase common units representing limited partner interests of the Partnership at a discount. Employees contribute to the Second 2017 UPP through payroll deductions not to exceed 50% of such employee’s eligible compensation during the applicable offering period. Directors contribute to the Second 2017 UPP through cash contributions not to exceed $225,000 in the aggregate.
On September 14, 2017, each named executive officer participating in the Second 2017 UPP was granted the right to purchase, on November 15, 2018 at $7.82 per common unit, up to the number of common units set forth in the table below, which shall be equal to (i) such named executive officer’s elected percentage of compensation multiplied by (ii) his or her actual eligible compensation during the period of the Second 2017 UPP's applicability divided by (iii) $7.82, in each case capped at 30,000 common units:

Name and Principal Position	Purchase Rights for Common Units Granted Under the Second 2017 UPP (a)
Robert E. Rasmus, Chief Executive Officer	30,000
Laura C. Fulton, Chief Financial Officer	30,000
Mark C. Skolos, General Counsel and Secretary	2,382
William E. Barker, Principal Strategy Officer	12,367
Joseph M. Welsh, Vice President, Midstream Operations	7,672

(a)	Calculated based on the application of the formula set forth above, using the named executive officer’s current elected percentage of compensation and current amount of eligible compensation.
Incentive Profits Interests
Pursuant to their employment agreements, each of Ms. Fulton and Mr. Skolos have been granted a 0.75% profits interest and 0.25% profits interest, respectively, in our sponsor entitling them to receive 0.75% and 0.25%, respectively, of any net distributions by our sponsor after the capital members of the sponsor have received aggregate distributions from our sponsor above applicable threshold amounts for each executive officer. No profits interest was paid to Ms. Fulton or Mr. Skolos in 2017.

Benefits
The Partnership does not maintain a defined benefit or pension plan for our named executive officers because it believes such plans primarily reward longevity rather than performance. Hi-Crush Services provides benefits to all of its employees that includes health, dental, vision, basic term life insurance, personal accident insurance and short and long-term disability coverage. Employees provided to us under the Services Agreement, including our named executive officers, are entitled to the same basic benefits. For the year ended December 31, 2017, Hi-Crush Services provided a 100% dollar-for-dollar matching contribution under the 401(k) plan on the first 2% of eligible compensation contributed to the plan and a 50% matching contribution on the next 4% of eligible compensation contributed to the plan, up to $10,800. The 401(k) matching contribution vests in four installments with the first 25% vesting upon completion of one year of service and an additional 25% vesting each year thereafter.
Risk Assessment Related to our Compensation Structure
We believe that the compensation plans and programs for our named executive officers, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to the Partnership. We believe these compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm the value of the Partnership or reward poor judgment. We also believe that compensation has been allocated among base salary and short and long-term compensation in such a way that does not encourage excessive risk-taking. Under our STI, annual cash incentives are provided to our executives to promote achievement of the Partnership’s short-term strategic objectives. The Partnership awards performance phantom limited partner units, which represent the right to receive upon vesting one common unit representing limited partner interests in the Partnership, rather than unit options for equity awards because the phantom units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options "in-the-money." Finally, the time-based graded vesting over three years for the Partnership’s long-term incentive awards ensures that the interests of employees align with those of the unitholders of the Partnership for the long-term performance of the Partnership.
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
Accounting for Unit-Based Compensation
For unit-based compensation arrangements, including equity-based awards issued to our named executive officers, we record compensation expense over the vesting period of the awards, as discussed further in Note 13 to our consolidated financial statements.
Board of Directors Report
The board of directors of our general partner has reviewed and discussed with management the "Compensation Discussion and Analysis" presented above. The member of management with whom the board of directors of our general partner had discussions is the Chief Executive Officer. In addition, the board of directors of our general partner engaged the services of BDO USA, LLP, an executive compensation consulting firm, to conduct a study in 2016 to assist us in establishing overall compensation packages for our executives. Based on this review and discussion, we recommended that the "Compensation Discussion and Analysis" referred to above be included in this Annual Report on Form 10-K for the year ended December 31, 2017.
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
Compensation Tables
Summary Compensation Table
The following table shows the compensation paid or otherwise awarded to our fiscal year 2017 named executive officers for services rendered to us and our subsidiaries during fiscal years 2017, 2016 and 2015, as applicable.

Name and Principal Position	Year	Salary ($)(a)	Equity Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(a)(c)	All Other Compensation ($)(d)		Total $
Robert E. Rasmus Chief Executive Officer	2017	—	1,607,996	—	49,759	(e)	1,657,755
	2016	—	2,137,882	—	44,063	(e)	2,181,945
	2015	1	—	—	39,247	(e)	39,248
Laura C. Fulton Chief Financial Officer	2017	316,058	668,062	332,500	27,397	(f)	1,344,017
	2016	247,500	887,346	—	18,062		1,152,908
	2015	225,000	412,720	—	16,830		654,550
Mark C. Skolos General Counsel and Secretary	2017	209,712	594,577	251,250	29,800		1,085,339
	2016	206,250	723,735	—	26,280	(f)	956,265
	2015	187,500	300,160	—	15,443		503,103
William E. Barker Principal Strategy Officer	2017	220,692	382,468	166,250	15,615	(f)	785,025
	2016	172,500	426,058	—	10,848		609,406
	2015	102,500	193,347	—	7,759		303,606
Joseph M. Welsh Vice President, Midstream Operations	2017	119,000	314,995	—	12,084		446,079

(a)
The cash compensation paid or awarded by us reflects only the portion of our sponsor’s or Hi-Crush Services’ compensation expense allocated to us by Hi-Crush Services under the Services Agreement. The percentage of cash compensation expense allocated to us for each named executive officer is as follows: Mr. Rasmus, 0%; Ms. Fulton, 95%; Mr. Skolos, 75%; Mr. Barker, 95%; and Mr. Welsh, 100%.

(b)
Equity award amounts reflect the aggregate grant date fair value of LTIP awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. See Note 13 to our consolidated financial statements for additional assumptions underlying the value of the equity awards.

(c)	Represents amounts paid according to the provisions of the short-term cash incentive plan then in effect. Amounts were earned in the fiscal year indicated but paid in the next fiscal year.

(d)
Amounts in this column reflect the amount paid by our sponsor since 2015 that was reimbursable by us under the Services Agreement for matching 401(k) contributions and premiums paid for health and welfare benefits and coverage.

(e)
Pursuant to a management services agreement entered into between Red Oak Capital Management LLC and our sponsor, our sponsor reimburses Red Oak Capital Management LLC for the health and welfare benefits and coverage paid for Mr. Rasmus.

(f)
Amount includes value for health and welfare benefits and coverage and value of car allowance provided to Mr. Skolos, values for matching 401(k) contributions and premiums paid for health and welfare benefits and coverage for Ms. Fulton, and value for health and welfare benefits and coverage for Mr. Barker.

Grants of Plan-Based Awards Table
The following supplemental compensation table shows compensation details on the value of plan-based incentive awards granted during 2017 to our named executive officers.  The table includes awards made during or for 2017.  The information in the table under the caption "Estimated Future Payouts Under Non-Equity Incentive Plan Awards" represents the threshold, target and maximum amounts payable under the short-term cash incentive plan for performance in 2017.  Amounts actually paid under that plan for 2017 that were allocated to us by Hi-Crush Services under the Services Agreement are set forth in the Summary Compensation Table under the caption "Non-Equity Incentive Plan Compensation."

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards (b)			Grant Date Fair Value of LTIP Awards ($)(c)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Robert E. Rasmus
Short-term incentive plan	N/A	300,000	600,000	1,200,000	—	—	—	—
December 2017 PPU	12/14/2017	—	—	—	42,857	85,714	171,428	630,855
December 2017 TPU	12/14/2017	—	—	—	—	90,476	—	977,141
Laura C. Fulton
Short-term incentive plan	N/A	155,125	310,250	620,500	—	—	—	—
December 2017 PPU	12/8/2017	—	—	—	17,143	34,286	68,572	222,859
December 2017 TPU	12/8/2017	—	—	—	—	46,667	—	445,203
Mark C. Skolos
Short-term incentive plan	N/A	142,375	284,750	569,500	—	—	—	—
December 2017 PPU	12/8/2017	—	—	—	14,286	28,571	57,142	185,712
December 2017 TPU	12/8/2017	—	—	—	—	42,858	—	408,865
William E. Barker
Short-term incentive plan	N/A	65,000	130,000	260,000	—	—	—	—
December 2017 PPU	12/8/2017	—	—	—	9,572	19,143	38,286	124,430
December 2017 TPU	12/8/2017	—	—	—	—	27,048	—	258,038
Joseph M. Welsh
Short-term incentive plan	N/A	65,000	130,000	260,000	—	—	—	—
August 2017 TPU	8/1/2017	—	—	—	—	42,168	—	314,995

(a)
Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero. See "-Compensation Discussion and Analysis-Components of Executive Compensation-Annual Short-Term Cash Incentive" above for further discussion of these awards.

(b)
The number of units shown represent units awarded under the LTIP. The PPUs awarded on December 8, 2017 and December 14, 2017 will vest in their entirety after December 31, 2019 if the specified performance conditions are satisfied. If minimum levels of performance are not met, then none of the PPUs will vest. See "-Compensation Discussion and Analysis-Components of Executive Compensation-Long-Term Incentive Compensation" above for further discussion of these awards. The TPUs vest 50% on the second anniversary and 50% on the third anniversary of the grant date.

(c)
Equity award amounts reflect the aggregate grant date fair value of LTIP awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. See Note 13 to our consolidated financial statements for additional assumptions underlying the value of the equity awards.

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

Outstanding Equity Awards at Fiscal Year-End
The following are the outstanding equity awards for the named executive officers as of December 31, 2017:

	Outstanding LTIP Awards
Name and Principal Position	Equity Incentive Plan Awards: Unearned Units That Have Not Vested (a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($) (a)(b)
Robert E. Rasmus, Chief Executive Officer	344,585	3,687,060
Laura C. Fulton, Chief Financial Officer	155,975	1,668,933
Mark C. Skolos, General Counsel and Secretary	131,607	1,408,195
William E. Barker, Principal Strategy Officer	82,002	877,421
Joseph M. Welsh, Vice President, Midstream Operations	42,168	451,198

(a)
PPUs were awarded in February 2015, September 2016 and December 2017 and vest in their entirety over a range of 0% to 200% within 45 days after December 31, 2017, 2018 and 2019, respectively, if and to the extent to which, the specified performance conditions are satisfied. To determine the number of unearned units and the market value of such units in this table, the calculation of the number of PPUs granted that are expected to vest is based on assumed performance of 100% ("target") for the 2015, 2016 and 2017 PPUs. Our Average TUR ranking over the performance period for the 2015 PPUs approximated the 46th percentile. Therefore 90% of the target performance units vested on February 13, 2018, as determined by the board of directors of our general partner. Additionally, Mr. Barker was granted TPUs in February 2015 which vested 100% in February 2018. TPUs were awarded in September 2016 and December 2017 to all then-employed named executive officers other than Mr. Welsh and vest 50% on the second anniversary and 50% on the third anniversary of the grant date.

(b)	Value calculated based on the closing price at December 31, 2017 of our common units at $10.70.
Option Exercises and Units Vested
The following table provides information regarding units vesting for named executive officers during the year ended December 31, 2017:

	Unit Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting ($)(a)
William E. Barker	1,024	13,517

(a)	The value of the units vesting was calculated by multiplying the number of units vesting by the closing market price of our common units on the date prior to vesting.
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
Potential Payments Upon Termination or a Change in Control
Aggregate Payments. The table below reflects the aggregate amount of payments and benefits that we believe our named executive officers would have received under their employment agreement and the Partnership’s LTIP upon certain specified termination of employment and/or a change in control events, in each case, had such event occurred on December 31, 2017. Details regarding individual plans and arrangements follow the table. The amounts below constitute estimates of the amounts that would be paid to our named executive officers upon each designated event, and do not include any amounts accrued through fiscal 2017 year-end that would be paid in the normal course of continued employment, such as accrued but unpaid salary and benefits generally available to all salaried employees. The actual amounts to be paid are dependent on various factors, which may or may not exist at the time a named executive officer is actually terminated and/or a change in control actually occurs. Therefore, such amounts and disclosures should be considered "forward-looking statements."

Name and Principal Position	Change in Control ($)	Termination without Cause or by Executive for Good Reason ($)	Termination with Cause or for Death or Disability ($)	Termination Due to Expiration of Term ($)
Robert E. Rasmus, Chief Executive Officer	3,687,060	750,000	—	—
Laura C. Fulton, Chief Financial Officer	1,668,933	182,500	—	182,500
Mark C. Skolos, General Counsel and Secretary	1,408,195	167,500	—	167,500
William E. Barker, Principal Strategy Officer	877,421	—	—	—
Joseph M. Welsh, Vice President, Midstream Operations	451,198	—	—	—
Employment Agreements. Other than Mr. Barker and Mr. Welsh, each of our named executive officers has entered into an employment agreement with our sponsor. The initial term of the each employment agreement is one year from the effective date of such agreement, with automatic extensions for additional one-year periods unless either party provides at least sixty days’ advance written notice of the intent to terminate the agreement.
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
Upon a termination by our sponsor for Cause, by the named executive officer without Good Reason, due to the named executive officer’s disability or death, or with respect to Mr. Rasmus due to expiration of the term of the employment agreement, the named executive officer is entitled to the following severance benefits: (i) payment of all accrued and unpaid base salary through the date of termination, (ii) reimbursement for all incurred but unreimbursed expenses entitled to reimbursement, and (iii) provision of any benefits to which the named executive officer is entitled pursuant to the terms of any applicable benefit plan or program (collectively, the "Accrued Obligations"). Under Ms. Fulton’s and Mr. Skolos’ employment agreement, upon a termination due to the expiration of the term, Ms. Fulton and Mr. Skolos shall be entitled to the following severance benefits: (i) payment of the Accrued Obligations and (ii) 50% of such named executive officer’s base salary, payable over the remainder of the term of the employment agreement in installments substantially similar to our sponsor’s salary payment practices.
Upon a termination by our sponsor without Cause or by the named executive officer for Good Reason, the named executive officer is entitled to the following severance benefits: (i) payment of the Accrued Obligations and (ii) (a) in the case of Mr. Rasmus, payment of an amount equal to $750,000 in a lump sum payment on the date that is 30 days after the date of termination and (b) in the case of Ms. Fulton and Mr. Skolos, the remainder of such employee’s base salary for the remaining term of the employment agreement, which in no event shall be less than 50% of such base salary, payable over the remainder of the term of the employment agreement in installments substantially similar to our sponsor’s salary payment practices. Payment of the additional lump sum payment is contingent upon the named executive officer’s execution and non-revocation of a general release of claims in favor of us. No named executive officer has any right to receive a "gross up" for any excise tax imposed by Section 4999 of the Code, or any federal, state or local income tax.
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

The following table reflects payments that would have been made under the named executive officer’s employment agreement in the event the named executive officer’s employment was terminated as of December 31, 2017.

Name and Principal Position	Termination without Cause or by Executive for Good Reason ($)	Termination with Cause or for Death or Disability ($)	Termination Due to Expiration of Term ($)
Robert E. Rasmus, Chief Executive Officer	750,000	—	—
Laura C. Fulton, Chief Financial Officer	182,500	—	182,500
Mark C. Skolos, General Counsel and Secretary	167,500	—	167,500
William E. Barker, Principal Strategy Officer	—	—	—
Joseph M. Welsh, Vice President, Midstream Operations	—	—	—
Performance Phantom Unit Grants under the LTIP. Each of our named executive officers held PPUs, under our form of phantom unit award agreement (the "PPU Award Agreement") and the LTIP as of December 31, 2017. If a Change in Control occurs and the named executive officer has remained continuously employed by us from the date of grant to the date upon which such Change in Control occurs, then upon such Change of Control all forfeiture restrictions shall lapse and the performance period shall be deemed to end on the date of such Change of Control. The Average TUR for the Partnership and for each entity in the Peer Group shall be determined for each such shortened performance period and the target amount of phantom units to be received by participant shall be calculated in accordance with performance conditions previously stated.
The following terms generally have the following meanings for purposes of the LTIP and PPU Award Agreement:

•
Affiliate means, with respect to any person, any other person that directly or indirectly through one or more intermediaries controls, is controlled by or is under common control with, the person in question. As used herein, the term "control" means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through ownership of voting securities, by contract or otherwise.

•
Change of Control means, and shall be deemed to have occurred upon one or more of the following events: (i) any "person" or "group" within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than members of the general partner, the Partnership, or an Affiliate of either the general partner or the Partnership, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of the voting securities of the general partner, (ii) the limited partners of the general partner or the Partnership approve, in one transaction or a series of transactions, a plan of complete liquidation of the general partner or the Partnership, (iii) the sale or other disposition by either the general partner or the Partnership of all or substantially all of its assets in one or more transactions to any Person other than an Affiliate, or (iv) the general partner or an Affiliate of the general partner or the Partnership ceases to be the general partner of the Partnership;

The following table reflects amounts that would have been received by each of the named executive officers under the LTIP and related PPUs in the event there was a Change in Control as of December 31, 2017. The amounts reported below assume that the price per unit of our common units was $10.70, which was the closing price per unit of our common stock on December 31, 2017.

Name and Principal Position	Change in Control ($) (a)
Robert E. Rasmus, Chief Executive Officer	3,687,060
Laura C. Fulton, Chief Financial Officer	1,668,933
Mark C. Skolos, General Counsel and Secretary	1,408,195
William E. Barker, Principal Strategy Officer	877,421
Joseph M. Welsh, Vice President, Midstream Operations	451,198

(a)
Amounts reported relate to the PPUs awarded in September 2016 and December 2017, which vest in their entirety over a range of 0% to 200% within 45 days after December 31, 2018 and 2019, respectively, if the specified performance conditions are satisfied. To determine the number of unearned units and the market value of such units, the calculation of the number of PPUs granted in September 2016 and December 2017 that are expected to vest is based on assumed performance of 100%. The amounts also include the value of the TPUs which were granted in February 2015, September 2016, August 2017 and December 2017.

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of employees of our sponsor and its wholly owned subsidiaries who conduct our business and the annual total compensation of Robert E. Rasmus, the Chief Executive Officer of our general partner ("CEO"). Our independent compensation consultants assisted us in the calculation of this ratio.
For 2017, our last completed fiscal year:

•	The median of the annual total compensation of all employees (other than the CEO) was $78,532; and

•	The annual total compensation of Mr. Rasmus, as reported in the Summary Compensation Table included within this Annual Report on Form 10-K, was $1,657,755.

•
Based on this information, for 2017 the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees other than the CEO ("CEO Pay Ratio") was reasonably estimated to be 21 to 1.

To calculate the CEO Pay Ratio we must identity the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO. To these ends, we took the following steps:

•
We determined that, as of December 31, 2017, our employee population consisted of 601 individuals. This population consisted of our full-time, part-time, and temporary employees of our sponsor and its wholly owned subsidiaries.

•
We used a consistently applied compensation measure to identify our median employee of comparing the amount of gross earnings paid in 2017. We identified our median employee by consistently applying this compensation measure to all employees included in our analysis. For individuals hired after January 1, 2017 that were included in the employee population, we calculated these compensation elements on an annualized basis. We did not make any cost of living adjustments in identifying the median employee.

After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2017 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $78,532. With respect to the annual total compensation of our CEO, we used the amount reported in the "Total" column of our 2017 Summary Compensation Table included in this Annual Report on Form 10-K.
Director Compensation
The executive officers of our general partner who also serve as directors of our general partner do not receive additional compensation for their services as a director of our general partner. The table below sets forth the annual compensation earned during 2017 by the non-executive directors of our general partner.

Director	Fees Earned or Paid in Cash ($) (a)	Unit Awards ($)	All Other Compensation ($)		Total ($)
John F. Affleck-Graves	—	120,000	—		120,000
Jefferies V. Alston, III	—	—	25,000	(b)	25,000
Gregory F. Evans	—	—	—		—
John R. Huff	—	100,000	—		100,000
John Kevin Poorman	—	120,000	—		120,000
Trevor M. Turbidy	—	—	—		—
R. Graham Whaling	—	—	—		—
James M. Whipkey	—	—	—		—
Joseph C. Winkler III	—	150,000	—		150,000

(a)	Similar to 2017, in 2018, each independent director and Mr. Huff will receive 100% of their annual retainer and grant, as outlined below, in partnership units.

(b)
Represents amounts earned in 2017 under Mr. Alston's Separation and Consulting Agreement with the Partnership, the general partner and the sponsor. An additional amount of $6,250 was earned in 2016 but paid in 2017 to Mr. Alston under his Separation and Consulting Agreement.

Following the IPO on August 16, 2012, each independent director of our general partner has received an annual retainer of $50,000. In 2017, the directors received this retainer in units. Each January, our independent directors have also received an annual grant of the number of common units having a grant date fair value of approximately $50,000 as of such date. Such units are not subject to a vesting period. Further, each independent director serving as a chairman or a member of a committee of the board of directors of our general partner has received an annual retainer of $25,000 or $10,000, respectively. Beginning in 2014, Mr. Huff, who is not an independent director, also received the foregoing annual retainers and grants.
As discussed in Item 11, "Compensation Discussion and Analysis-Components of Executive Compensation-Other Compensation-Second 2017 Unit Purchase Program" above, directors may contribute to the Second 2017 UPP through cash contributions not to exceed $225,000 in the aggregate.  On September 14, 2017, each non-employee director participating in the Second 2017 UPP was granted the right to purchase, on November 15, 2018 at $7.82 per common unit, up to the number of common units set forth in the table below, which shall be equal to such director’s aggregate dollar amount of contributions elected to be made to the Second 2017 UPP during the period of the Second 2017 UPP’s applicability divided by $7.82, capped at 30,000 common units:

Director (a)	Purchase Rights for Common Units Granted Under the Second 2017 UPP (b)
John F. Affleck-Graves	25,575
John R. Huff	28,772
Joseph C. Winkler III	28,772

(a)
The Second 2017 UPP participation of directors who are named executive officers is provided in Item 11, "Compensation Discussion and Analysis-Components of Executive Compensation-Other Compensation-Unit Purchase Program" above.

(b)
Calculated based on application of the formula set forth above, using the dollar amount of contributions currently elected by the director.  This number may be reduced based on reductions in the director’s elected dollar amount of contributions.

Compensation Committee Interlocks and Insider Participation
None of the directors or executive officers of our general partner served as members of the compensation committee or board of directors of another entity that has or had an executive officer who served as a member of the board of directors of our general partner during 2017. Our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. In addition, as previously noted, other than for equity-based awards under our LTIP, we do not directly employ or compensate the executive officers of our general partner. Rather, under the Services Agreement, we reimburse Hi-Crush Services and its affiliates for, among other things, the allocable expenses incurred in compensating our general partner’s executive officers. Mr. Rasmus, who is a member of the board of directors of our general partner, is also an executive officer of our general partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth the beneficial ownership of our common units issued and outstanding as of February 15, 2018 for:

•	our general partner;

•	beneficial owners of 5% or more of our common units;

•	each director and named executive officer of our general partner; and

•	all of our general partner's directors and executive officers as a group.

Name of Beneficial Owner (a)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Hi-Crush GP LLC	—	—%
Robert E. Rasmus (b)	2,745,614	3.1%
Jefferies V. Alston, III	2,639,250	3.0%
Laura C. Fulton	230,673	*
Mark C. Skolos	76,444	*
William E. Barker	20,892	*
James M. Whipkey	2,659,350	3.0%
John F. Affleck-Graves	67,015	*
Gregory F. Evans	44,860	*
John R. Huff	623,270	*
John Kevin Poorman	44,254	*
Trevor M. Turbidy	68,910	*
Joseph M. Welsh	40	*
R. Graham Whaling	29,694	*
Joseph C. Winkler III	77,498	*
All executive officers and directors as a group (14 persons)	9,327,764	10.5%

*	Less than one percent

(a)
The address for each of Hi-Crush GP LLC, Robert E. Rasmus, Jefferies V. Alston, III, Laura C. Fulton, Mark C. Skolos, William E. Barker, James M. Whipkey, John R. Huff, John F. Affleck-Graves, Joseph M. Welsh, Joseph C. Winkler III and John Kevin Poorman is 1330 Post Oak Blvd, Suite 600, Houston, Texas 77056. The address for each of Gregory F. Evans, Trevor M. Turbidy and R. Graham Whaling is 1000 Louisiana St., Suite 3700, Houston, Texas 77002.

(b)	Includes 500 common units owned by the reporting person’s son. Mr. Rasmus disclaims beneficial ownership of the 500 common units held by his son.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2017 with respect to compensation plans under which our equity securities are authorized for issuance.

	(1) Number of Units to be Issued Upon Exercise of Outstanding Unit Options and Rights		(2) Weighted Average Exercise Price Of Outstanding Unit Options and Rights	(3) Number of Units Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))(c)
Plan Category
Equity compensation plans approved by unitholders:
First Amended and Restated Long-Term Incentive Plan (a)	1,729,733	(b)	—	2,193,681
Total for equity compensation plans	1,729,733		$—	2,193,681

(a)
The Partnership’s Long-Term Incentive Plan was adopted by our general partner in August 2012 in connection with our IPO and contemplated the issuance or delivery of up to 1,364,035 common units to satisfy awards under the plan. The previous Long-Term Incentive Plan was superseded by the First Amended and Restated Long-Term Incentive Plan (the "LTIP") which was approved by our common unitholders, which, among other things, provided for an increase in the number of common units of the Partnership reserved and available for delivery with respect to awards under the LTIP by 2,700,000 common units to an aggregate of 4,064,035 common units, effective as of September 21, 2016.

(b)
Represents phantom units subject to equity-settled time-based unit awards ("TPUs") and performance unit awards ("PPUs") granted under the LTIP, assuming the target distribution at the time of vesting. Payment with respect to the outstanding equity-settled performance unit awards range from 0% to 200% of the target distribution depending on performance actually attained, with a maximum number of 692,282 units being potentially issuable under the LTIP. There is no exercise price applicable to these awards. Also includes the purchase rights for units granted under the Second 2017 Unit Purchase Program, which is approximately 347,000 common units as of December 31, 2017 based on all participants' elected percentage of compensation or aggregate dollar contribution, as applicable, through such date. These purchase rights are expected to be exercised on November 15, 2018 at $7.82 per common unit for those participants eligible on September 11, 2018.

(c)
Includes units that may be issued in payment of the outstanding equity-settled performance phantom unit awards reported in column (1) if and to the extent such payment exceeds the target distribution amount reported in column (1) with respect to such awards.

On January 31, 2018, the Partnership issued 36,109 common units to certain directors. Any units awarded after December 31, 2017 are not included in the Equity Compensation Plan Information table above, which provides information as of December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
(Dollars in thousands)
As of February 15, 2018, our sponsor owned the incentive distribution rights and owned and controlled our general partner. Our sponsor also appoints all of the directors of our general partner, which maintains a non-economic general partner interest in us.
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
Operational Stage
Distributions of cash available for distribution to our general partner and its affiliates:

•
We will generally make cash distributions to our unitholders. In addition, if distributions exceed $0.54625 per unit and other higher target distribution levels, our sponsor (as the holder of our incentive distribution rights) will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level.

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
Omnibus Agreement
We entered into an omnibus agreement with affiliates of our general partner, including our sponsor, which addresses certain aspects of our relationship with them, including:

•	our use of the name "Hi-Crush" and related marks;

•	our payment of administrative services fees to our sponsor for general and administrative services; and

•	certain indemnification obligations.
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

Registration Rights Agreement
In connection with our IPO on August 16, 2012, we entered into a registration rights agreement with our sponsor (the "Registration Rights Agreement"), pursuant to which we may be required to register the sale of the (i) common units issued (or issuable) to our sponsor pursuant to the contribution agreement, (ii) subordinated units and (iii) common units issuable upon conversion of the subordinated units or the Combined Interests (as defined in our partnership agreement) pursuant to the terms of the partnership agreement (together, the "Registrable Securities") it holds. Under the Registration Rights Agreement, our sponsor will have the right to request that we register the sale of Registrable Securities held by it, and our sponsor will have the right to require us to make available shelf registration statements permitting sales of Registrable Securities into the market from time to time over an extended period, subject to certain limitations. The Registration Rights Agreement also includes provisions dealing with indemnification and contribution and allocation of expenses. All of our Registrable Securities held by our sponsor and any permitted transferee will be entitled to these registration rights.
Services Agreements
Effective August 16, 2012, our sponsor entered into a services agreement (the "Services Agreement") with our general partner, Hi-Crush Services LLC ("Hi-Crush Services") and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the years ended December 31, 2017, 2016 and 2015, the Partnership incurred $5,521, $4,938 and $5,260, respectively, of management and administrative service expenses from Hi-Crush Services.
Agreements with Affiliates in connection with our Acquisition of Hi-Crush Whitehall LLC, the remaining 2.0% equity interest in Hi-Crush Augusta LLC, and all of the outstanding membership interests in PDQ Properties LLC
On February 23, 2017, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Hi-Crush Whitehall LLC, the entity that owned our sponsor’s Whitehall facility, the remaining 2.0% equity interest in Hi-Crush Augusta LLC, and all of the outstanding membership interests in PDQ Properties LLC, for $140,000 in cash and up to $65,000 of contingent consideration over a two-year period (the "Whitehall Contribution"). The Partnership completed this acquisition on March 15, 2017. The Partnership anticipates payment of $20,000 of contingent consideration with respect to the 2017 measurement period in March 2018 to our sponsor pending approval from the conflicts committee.
Other Transactions with Related Persons
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of December 31, 2017 and 2016, an outstanding balance of $12,399 and $118,641, respectively, payable to our sponsor is maintained as a current liability under the caption "Due to sponsor". On March 15, 2017 and August 31, 2016, $116,417 and $120,950, respectively, of sponsor advances were converted into capital. The December 31, 2016 balance was primarily related to construction advances made to Whitehall.
During the year ended December 31, 2015, the Partnership purchased $2,754 of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC, which is reflected in cost of goods sold. During the years ended December 31, 2017 and 2016, the Partnership did not purchase any sand from Goose Landing, LLC. The father of Mr. Alston, who is a director of our general partner, owned a beneficial equity interest in Northern Frac Proppants II, LLC.
On September 8, 2016, the Partnership entered into an agreement to become a member of PropX, which is accounted for as an equity method investment. As of December 31, 2017 and 2016, the Partnership purchased $6,593 and $1,566, respectively, of equipment from PropX, which is reflected in property, plant and equipment. As of December 31, 2017 and 2016, the Partnership had accounts payable of $1,273 and $1,553, respectively, to PropX, which is reflected in accounts payable on our Consolidated Balance Sheet. In addition to equipment purchases, during the years ended December 31, 2017 and 2016, we incurred $1,577 and $124, respectively, of lease expense for the use of PropX equipment, which is reflected in cost of goods sold.
During the years ended December 31, 2017, 2016 and 2015, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company ("Alston Companies"), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who is a director of our general partner, has an ownership interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.

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
We expect to have the opportunity to acquire additional assets from our sponsor in the future. Our sponsor or other affiliates of our general partner are free to offer properties to us on terms they deem acceptable. Under our code of business conduct and ethics, the board of directors of our general partner (or the conflicts committee, if the board of directors delegates the necessary authority to the conflicts committee) will be free to accept or reject any such offers and to negotiate any terms it deems acceptable to us and that the board of directors of our general partner or the conflicts committee will decide the appropriate value of any assets offered to us by affiliates of our general partner. In making such determination of value, the board of directors of our general partner or the conflicts committee are permitted to consider any factors they determine in good faith to consider. The board of directors of our general partner or the conflicts committee will consider a number of factors in its determination of value, including, without limitation, operating data, reserve information, operating cost structure, current and projected cash flow, financing costs, the anticipated impact on distributions to our unitholders, the price outlook for frac sand, reserve life and the location and quality of the reserves.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our general partner is responsible for the Partnership’s internal controls and the financial reporting process. The independent registered public accounting firm, Deloitte & Touche LLP ("Deloitte"), is responsible for performing independent audits of the Partnership’s consolidated financial statements and issuing an opinion on the conformity of those audited financial statements with United States generally accepted accounting principles. The audit committee monitors the Partnership’s financial reporting process and reports to the board of directors of our general partner on its findings.
The audit committee of the board of directors of our general partner selected and engaged Deloitte to audit our consolidated financial statements for the year ended December 31, 2017. The board of directors of our general partner has adopted a policy for pre-approving the services and associated fees of the independent registered public accounting firm. Under this policy, the audit committee must pre-approve all services and associated fees provided to us by its independent registered public accounting firm, with certain exceptions described in the policy. All Deloitte services and fees in the year ended December 31, 2017 were pre-approved by our sponsor or the board of directors of our general partner, as applicable.

Prior to 2017, the audit committee of the board of directors of our general partner selected and engaged PricewaterhouseCoopers LLP ("PwC") to audit our consolidated financial statements for the year ended December 31, 2016. As previously announced, on March 28, 2017 the audit committee of the board of directors of our general partner recommended and authorized a change in independent registered public accounting firm from PwC to Deloitte, which became effective upon the issuance of PwC's audit report on the Partnership's consolidated financial statements that give effect to the recasting of such financial statements resulting from a transaction under common control as previously reported by the Partnership on Form 8-K filed on March 21, 2017. PwC's reports on the Partnership’s consolidated financial statements as of and for the fiscal year ended December 31, 2016 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Partnership’s fiscal year ended December 31, 2016 and the subsequent interim period through March 28, 2017, (i) the Partnership has not had any disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to PwC's satisfaction, would have caused PwC to make reference to the subject matter of the disagreements in their reports on the Partnership’s consolidated financial statements for such fiscal years, and (ii) there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K. All PwC services and fees in the year ended December 31, 2016 and the subsequent interim period through March 28, 2017 were pre-approved by our sponsor or the board of directors of our general partner, as applicable.
The following table presents fees billed or expected to be billed for professional audit services and other services rendered to the Partnership by Deloitte for the year ended December 31, 2017 and the aggregate fees billed by PwC for professional audit services and other services rendered to the Partnership during the year ended December 31, 2016 and the subsequent interim period in 2017 before the change in auditors became effective:

	Year Ended December 31,
	2017		2016
(in thousands)	Deloitte	PwC	PwC
Audit Fees	$520	$—	$890
All Other Fees (a)	—	135	—
Audit-Related Fees (b)	—	238	174
Tax Fees (c)	—	369	539
Total Fees paid	$520	$742	$1,603

(a)	Represents fees related to tax compliance and consulting.

(b)	Represents fees related to offering documents.

(c)	Represents fees related to tax return preparation.
The audit committee has established procedures for engagement of Deloitte to perform services other than audit, review and attest services. In order to safeguard the independence of Deloitte, for each engagement to perform such non-audit service, (a) management and Deloitte affirm to the audit committee that the proposed non-audit service is not prohibited by applicable laws, rules or regulations; (b) management describes the reasons for hiring Deloitte to perform the services; and (c) Deloitte affirms to the audit committee that it is qualified to perform the services. The audit committee has delegated to its chair its authority to pre-approve such services in limited circumstances, and any such pre-approvals are reported to the audit committee at its next regular meeting. All services provided by Deloitte in 2017 were audit-related and are permissible under applicable laws, rules and regulations and were pre-approved by the board of directors of our general partner in accordance with its procedures. In 2017, the board of directors of our general partner considered the amount of non-audit services provided by Deloitte in assessing its independence.

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
2.1***
Membership Interest Purchase Agreement, dated May 13, 2013, by and among the Partnership, the members of D & I Silica, LLC, and their respective owners (incorporated by reference to Exhibit 1.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2013; File No. 001-35630).

2.2***
Membership Interest Purchase Agreement, dated February 23, 2017, by and among Hi-Crush Partners LP, Permian Basin Sand Company, LLC, Permian Basin Sand Holdings, LLC, PRE Wildcat Holdings, LLC, the Sellers listed therein, and Platte River Equity III, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2017; File No. 001-35630).

3.1
Certificate of Limited Partnership of Hi-Crush Partners LP (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

3.2
Second Amended and Restated Agreement of Limited Partnership of Hi-Crush Partners LP, dated January 31, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013; File No. 001-35630).

4.1
Registration Rights Agreement by and between Hi-Crush Partners LP and Hi-Crush Proppants LLC dated August 20, 2012 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012; File No. 001-35630).

4.2
First Amendment to Registration Rights Agreement by and between Hi-Crush Partners LP and Hi-Crush Proppants LLC, dated January 31, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013; File No. 001-35630).

4.3
Second Amendment to Registration Rights Agreement by and between Hi-Crush Partners LP and Hi-Crush Proppants LLC, dated August 31, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2016; File No. 001-35630).

4.4
Lockup and Registration Rights Agreement, dated March 3, 2017, by and among Hi-Crush Partners LP, Platte River Equity III, L.P., Platte River Equity III-A, L.P., Platte River Equity III-Affiliates, L.P., PBS PRE III-B Holdings, LLC, Steven Herron, Peter Melcher, and Mark Smiens (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2017; File No. 001-35630).

10.1
Second Amended and Restated Credit Agreement, dated December 22, 2017, among Hi-Crush Partners LP, as borrower, ZB, N.A. dba Amegy Bank, as administrative agent, issuing lender and swing line lender, IBERIABANK, as syndication agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 27, 2017; File No. 001-35630).

10.2
Amended and Restated Credit Agreement, dated December 22, 2017, by and among Hi-Crush Partners LP, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 27, 2017; File No. 001-35630).

10.3
Management Services Agreement dated effective August 16, 2012, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Services LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2012; File No. 001-35630).

10.4
Maintenance and Capital Spare Parts Agreement dated effective August 16, 2012, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2012; File No. 001-35630).

Exhibit Number	Description
10.5
Contribution, Assignment and Assumption Agreement by and among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated August 15, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012; File No. 001-35630).

10.6
Contribution Agreement by and among Hi-Crush Partners LP, Hi-Crush Augusta LLC and Hi-Crush Proppants LLC, dated January 31, 2013 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013; File No. 001-35630).

10.7
Omnibus Agreement by and among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated August 20, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012; File No. 001-35630).

10.8
First Amendment to Omnibus Agreement, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated January 31, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013; File No. 001-35630).

10.9
Contribution Agreement by and among Hi-Crush Proppants LLC, Hi-Crush Augusta Acquisition Co. LLC and Hi-Crush Partners LP, dated April 8, 2014 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 29, 2014; File No. 001-35630).

10.10
Contribution Agreement by and between Hi-Crush Proppants LLC and Hi-Crush Partners LP, dated August 9, 2016, (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2016; File No. 001-35630).

10.11
Contribution Agreement by and among Hi-Crush Proppants LLC, Hi-Crush Augusta Acquisition Co. LLC and Hi-Crush Partners LP, dated February 23, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2017; File No. 001-35630).

10.12†
Hi-Crush Partners LP First Amended and Restated Long-Term Incentive Plan, adopted as of September 21, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2017; File No. 001-35630).

10.13†
Form of Hi-Crush Partners LP First Amended and Restated Long-Term Incentive Plan Phantom Unit Award Agreement (Performance-Based Vesting) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2017; File No. 001-35630).

10.14†
Form of Hi-Crush Partners LP First Amended and Restated Long-Term Incentive Plan Phantom Unit Award Agreement (Time-Based Vesting) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2017; File No. 001-35630).

10.15†
Form of Hi-Crush Partners LP Unit Purchase Program Enrollment Agreement and Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 17, 2015; File No. 001-35630).

10.16†
Form of Hi-Crush Partners LP Second 2017 Unit Purchase Program Enrollment Agreement and Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 18, 2017; File No. 001-35630).

10.17†
Employment Agreement, dated May 25, 2011, between Hi-Crush Proppants LLC and Robert E. Rasmus (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-182574, filed with the SEC on July 9, 2012).

10.18†
Letter Agreement, dated July 13, 2012, between Hi-Crush Proppants LLC and Robert E. Rasmus (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A, Registration No. 333-182574, filed with the SEC on July 25, 2012).

10.19†
Separation and Consulting Agreement, dated October 28, 2016, by and among Jefferies Alston, III, Hi-Crush Proppants LLC, Hi-Crush GP LLC, and Hi-Crush Partners LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2016; File No. 001-35630).

10.20†
Management Services Agreement, dated May 25, 2011 between Red Oak Capital Management LLC and Hi-Crush Proppants LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A, Registration No. 333-182574, filed with the SEC on July 25, 2012).

16.1
Letter to Securities and Exchange Commission from PricewaterhouseCoopers LLP, dated March 30, 2017 (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 31, 2017; File No. 001-35630).

21.1	List of Subsidiaries of Hi-Crush Partners LP
23.1	Consent of Deloitte & Touche, LLP
23.2	Consent of PricewaterhouseCoopers LLP
23.3	Consent of John T. Boyd Company

Exhibit Number	Description
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 20, 2018.

HI-CRUSH PARTNERS LP

By:	Hi-Crush GP LLC, its general partner

By:	/s/ Laura C. Fulton
Laura C. Fulton Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2018.
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
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hi-Crush Partners LP and subsidiaries (the "Partnership") as of December 31, 2017, the related consolidated statements of operations, cash flows, and partners’ capital for the year ended December 31, 2017 and the related notes and schedule listed in the index appearing under Item 15(a)(2) collectively referred to as the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2018, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

February 19, 2018
We have served as the Partnership’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hi-Crush GP LLC
and Unitholders of Hi-Crush Partners LP

In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, partners’ capital and cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of Hi-Crush Partners LP and its subsidiaries (the "Partnership") as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2016, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 21, 2017, except for the effects of the merger of entities under common control discussed in Note 4, as to which the date is May 1, 2017.

HI-CRUSH PARTNERS LP
Consolidated Balance Sheets
(In thousands, except unit amounts)

	December 31,
	2017	2016 (a)
Assets
Current assets:
Cash	$5,662	$4,521
Accounts receivable, net (Note 3)	139,448	52,834
Inventories (Note 5)	44,272	29,277
Prepaid expenses and other current assets	2,832	2,716
Total current assets	192,214	89,348
Property, plant and equipment, net (Note 6)	899,158	541,693
Goodwill and intangible assets, net (Note 7)	8,416	10,097
Equity method investments	17,475	10,232
Other assets	5,877	7,831
Total assets	$1,123,140	$659,201
Liabilities, Equity and Partners' Capital
Current liabilities:
Accounts payable	$46,794	$19,264
Accrued and other current liabilities (Note 8)	29,931	8,155
Current portion of deferred revenues	4,399	—
Due to sponsor	12,399	118,641
Current portion of long-term debt (Note 9)	2,957	2,962
Total current liabilities	96,480	149,022
Deferred revenues	7,384	—
Long-term debt (Note 9)	194,462	193,458
Asset retirement obligations (Note 10)	10,179	9,514
Other liabilities (Note 11)	19,000	5,000
Total liabilities	327,505	356,994
Commitments and contingencies (Note 11)
Equity and partners' capital:
General partner interest	—	—
Limited partners interest, 89,009,188 and 63,668,244 units outstanding, respectively	795,635	299,516
Total partners' capital	795,635	299,516
Non-controlling interest	—	2,691
Total equity and partners' capital	795,635	302,207
Total liabilities, equity and partners' capital	$1,123,140	$659,201

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Whitehall LLC and Other Assets. See Note 4.

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)

	Year Ended December 31,
	2017	2016 (a)	2015 (a)(b)
Revenues	$602,623	$204,430	$339,640
Cost of goods sold (excluding depreciation, depletion and amortization)	438,348	188,308	239,625
Depreciation, depletion and amortization	29,449	17,032	16,613
Gross profit (loss)	134,826	(910)	83,402
Operating costs and expenses:
General and administrative expenses	39,008	35,501	27,811
Impairments and other expenses (Note 15)	865	34,025	25,659
Accretion of asset retirement obligations (Note 10)	458	430	394
Other operating income	(3,554)	—	(12,310)
Income (loss) from operations	98,049	(70,866)	41,848
Other income (expense):
Earnings from equity method investments	75	—	—
Interest expense	(11,258)	(13,653)	(14,126)
Loss on extinguishment of debt	(4,332)	—	—
Net income (loss)	$82,534	$(84,519)	$27,722
Earnings (loss) per limited partner unit:
Basic	$0.97	$(1.64)	$0.73
Diluted	$0.96	$(1.64)	$0.73
Weighted average limited partner units outstanding:
Basic	86,518,249	49,567,268	36,958,988
Diluted	87,900,982	49,567,268	37,150,878

Distributions declared per limited partner unit	$0.35	$—	$1.15

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Whitehall LLC and Other Assets. See Note 4.

(b)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC. See Note 4.

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016 (a)	2015 (a)(b)
Operating activities:
Net income (loss)	$82,534	$(84,519)	$27,722
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	29,456	17,039	15,684
Amortization of intangible assets	1,681	1,682	2,620
Loss on impairments of goodwill and intangible assets	—	33,745	18,606
Provision for doubtful accounts	—	8,236	—
Unit-based compensation to directors and employees	5,714	2,620	2,983
Amortization of loan origination costs into interest expense	1,391	1,866	2,293
Accretion of asset retirement obligations	458	430	394
(Gain) loss on disposal or impairments of property, plant and equipment	92	(357)	6,514
Earnings from equity method investments	(75)	—	—
Loss on extinguishment of debt	4,332	—	—
Changes in operating assets and liabilities:
Accounts receivable	(86,614)	(19,593)	40,640
Inventories	(14,529)	7,270	(6,954)
Prepaid expenses and other current assets	(119)	2,190	1,561
Other assets	2,112	1,360	(2,962)
Accounts payable	25,354	1,277	(2,583)
Accrued and other current liabilities	21,918	(434)	(6,326)
Deferred revenues	11,783	—	—
Due to sponsor	10,781	(797)	556
Net cash provided by (used in) operating activities	96,269	(27,985)	100,748
Investing activities:
Capital expenditures for property, plant and equipment	(122,032)	(44,011)	(127,217)
Proceeds from sale of property, plant and equipment	8	1,403	—
Cash used for business combinations	(140,000)	(75,000)	—
Cash paid for asset acquisition	(200,830)	—	—
Equity method investments	(7,168)	(10,232)	—
Restricted cash, net	—	—	691
Net cash used in investing activities	(470,022)	(127,840)	(126,526)
Financing activities:
Proceeds from equity issuances, net	412,577	189,037	—
Proceeds from issuance of long-term debt	198,000	—	65,000
Repayment of long-term debt	(198,151)	(58,396)	(14,928)
Loan origination costs	(4,731)	(128)	(406)
Affiliate financing, net	456	16,480	53,512
Proceeds from participants in unit purchase programs	438	111	403
Repurchase of common units	(20,000)	—	—
Payment of accrued distribution equivalent rights	(39)	—	—
Distributions paid	(13,656)	—	(70,072)
Net cash provided by financing activities	374,894	147,104	33,509
Net increase (decrease) in cash	1,141	(8,721)	7,731
Cash at beginning of period	4,521	13,242	5,511
Cash at end of period	$5,662	$4,521	$13,242

	Year Ended December 31,
	2017	2016 (a)	2015 (a)(b)
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities for additions to property, plant and equipment	$2,176	$(8,125)	$1,141
Increase in property, plant and equipment for asset retirement obligations	$207	$373	$—
Debt financed capital expenditures	$—	$3,676	$3,676
Estimated fair value of contingent consideration liability	$14,000	$5,000	$—
Issuance of units for asset acquisition	$62,242	$—	$—
Issuance of units under unit purchase programs	$1,576	$—	$—
Increase (decrease) in accrued distribution equivalent rights	$45	$(88)	$245
Due to sponsor balance converted into non-controlling interest	$116,417	$120,950	$—
Expense paid by sponsor on behalf of the Partnership	$—	$1,652	$2,787
Cash paid for interest	$9,867	$11,787	$11,833

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Whitehall LLC and Other Assets. See Note 4.

(b)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC. See Note 4.

See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Consolidated Statements of Partners’ Capital
(In thousands)

	General Partner Capital	Limited Partners
		Common Unit Capital	Sponsor Subordinated Unit Capital	Total Limited Partner Capital	Total Partner Capital	Non-Controlling Interest	Total Equity and Partners Capital
Balance at December 31, 2014	$—	$190,597	$(4,172)	$186,425	$186,425	$2,873	$189,298
Issuance of 6,344 common units to directors	—	200	—	200	200	—	200
Conversion of subordinated units to common units (b)	—	(21,393)	21,393	—	—	—	—
Allocation of recast net income (loss) for subordinated units capital (a)	—	5,501	(5,501)	—	—	—	—
Unit-based compensation expense	—	2,710	—	2,710	2,710	—	2,710
Non-cash contributions by sponsor (b)	—	—	—	—	—	2,787	2,787
Distributions, including distribution equivalent rights	(2,622)	(42,802)	(24,893)	(67,695)	(70,317)	—	(70,317)
Net income (a)(b)	2,622	11,927	13,173	25,100	27,722	—	27,722
Balance at December 31, 2015	—	146,740	—	146,740	146,740	5,660	152,400
Issuance of 19,550,000 common units, net	—	189,037	—	189,037	189,037	—	189,037
Issuance of 103,377 common units to directors	—	453	—	453	453	—	453
Unit-based compensation expense	—	2,146	—	2,146	2,146	—	2,146
Forfeiture of distribution equivalent rights	—	88	—	88	88	—	88
Non-cash contributions by sponsor (a)	—	—	—	—	—	1,652	1,652
Conversion of advances to Hi-Crush Proppants LLC	—	—	—	—	—	120,950	120,950
Acquisition of Hi-Crush Blair LLC	—	45,571	—	45,571	45,571	(125,571)	(80,000)
Net loss (a)	—	(84,519)	—	(84,519)	(84,519)	—	(84,519)
Balance at December 31, 2016	—	299,516	—	299,516	299,516	2,691	302,207
Issuance of 23,575,000 common units, net	—	412,577	—	412,577	412,577	—	412,577
Issuance of 3,438,789 common units for asset acquisition	—	62,242	—	62,242	62,242	—	62,242
Issuance of 329,238 common units to directors and employees	—	2,144	—	2,144	2,144	—	2,144
Repurchase of 2,030,163 common units	—	(20,000)	—	(20,000)	(20,000)	—	(20,000)
Unit-based compensation expense	—	5,215	—	5,215	5,215	—	5,215
Distributions, including distribution equivalent rights	—	(13,808)	—	(13,808)	(13,808)	—	(13,808)
Forfeiture of distribution equivalent rights	—	107	—	107	107	—	107
Conversion of advances to Hi-Crush Proppants LLC	—	—	—	—	—	116,417	116,417
Acquisition of Hi-Crush Whitehall LLC and Other Assets	—	(34,892)	—	(34,892)	(34,892)	(119,108)	(154,000)
Net income	—	82,534	—	82,534	82,534	—	82,534
Balance at December 31, 2017	$—	$795,635	$—	$795,635	$795,635	$—	$795,635

(a)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Whitehall LLC and Other Assets. See Note 4.

(b)	Financial information has been recast to include the financial position and results attributable to Hi-Crush Blair LLC. See Note 4.
See Notes to Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

1. Business and Organization
Hi-Crush Partners LP (together with its subsidiaries, the "Partnership", "we", "us" or "our") is a Delaware limited partnership formed on May 8, 2012. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC (the "general partner" or "Hi-Crush GP"), and a 100% limited partner interest to Hi-Crush Proppants LLC (the "sponsor"), its organizational limited partner. The Partnership is a premier provider of proppant and logistics solutions to the North American energy industry. Our portfolio of production facilities produces high-quality monocrystalline sand, a specialized mineral used as a proppant during the well completion process, necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. Our Wisconsin production facilities' have direct access to major U.S. railroads and our strategically located owned and operated in-basin terminals as well as our Texas production facility positions us within close proximity to significant activity in all major oil and gas basins. Our integrated distribution system, including our PropStreamTM logistics service, delivers proppant the "last mile" into the blender.
On January 31, 2013 and April 8, 2014, the Partnership entered into agreements with the sponsor which ultimately resulted in the acquisition of 98.0% of the common equity interests in Hi-Crush Augusta LLC ("Augusta"), the entity that owned the sponsor’s Augusta raw frac sand processing facility.
On June 10, 2013, the Partnership acquired an independent frac sand supplier, D & I Silica, LLC ("D&I"), transforming the Partnership into an integrated Northern White frac sand producer, transporter, marketer and distributor. Founded in 2006, D&I was the largest independent frac sand supplier to the oil and gas industry drilling in the Marcellus and Utica shale plays.
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
On February 23, 2017, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Hi-Crush Whitehall LLC ("Whitehall"), the entity that owned our sponsor’s Whitehall facility, the remaining 2.0% equity interest in Augusta, and all of the outstanding membership interests in PDQ Properties LLC (together, the "Other Assets"), for $140,000 in cash and up to $65,000 of contingent consideration over a two-year period (the "Whitehall Contribution"). The Partnership completed this acquisition on March 15, 2017.
On March 3, 2017, the Partnership completed an acquisition of Permian Basin Sand Company, LLC ("Permian Basin Sand") for total consideration of $200,000 in cash and 3,438,789 newly issued common units to the sellers, valued at $62,242 based on the closing price as of March 3, 2017. With the acquisition of Permian Basin Sand, we acquired a 1,226-acre frac sand reserve, located near Kermit, Texas, strategically positioned in the Permian Basin, within 75 miles of significant Delaware and Midland Basin activity.

2. Basis of Presentation
The Blair Contribution and Whitehall Contribution were accounted for as transactions between entities under common control whereby the net assets of Blair, Whitehall and Other Assets were recorded at their historical cost. Therefore, the Partnership's historical financial information has been recast to combine Blair, Whitehall and Other Assets with the Partnership as if the combination had been in effect since inception of the common control. Refer to Note 4 - Acquisitions for additional disclosure regarding the Blair Contribution and Whitehall Contribution.
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

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

3. Significant Accounting Policies
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant estimates relate to purchase accounting allocations and valuations, estimates and assumptions for our mineral reserves and its impact on calculating our depreciation and depletion expense under the units-of-production depreciation method, assessing potential impairment of long-lived assets, estimating potential loss contingencies, inventory valuation, valuation of unit-based compensation, estimated fair value of contingent consideration in the future and the estimated cost of future asset retirement obligations. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.
Accounts Receivable
Trade receivables relate to sales of raw frac sand and related services for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of December 31, 2017 and 2016, the Partnership maintained an allowance for doubtful accounts of $1,060 and $1,549, respectively. During the first quarter of 2016, the Partnership incurred bad debt expense of $8,236 which was primarily the result of a spot customer filing for bankruptcy.
Deferred Charges
Certain direct costs incurred in connection with debt financing have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the debt. Amortization expense is included in interest expense and was $1,391, $1,866 and $2,293 for the years ended December 31, 2017, 2016 and 2015, respectively.
On December 22, 2017, the Partnership replaced our amended and restated credit agreement (the "Prior Revolving Credit Agreement") and our senior secured term loan credit facility (the "Prior Term Loan Credit Facility") by entering into a second amended and restated credit agreement (the "Revolving Credit Agreement") and a senior secured term loan credit facility (the "Term Loan Credit Facility"). In connection with the refinancing, the Partnership recognized a $4,332 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.
On April 28, 2016 and November 5, 2015, we amended our Prior Revolving Credit Agreement. As a result of these modifications, we accelerated amortization of $349 and $662, respectively, representing a portion of the remaining unamortized balance of debt issuance costs, which is included in interest expense.
Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In connection with the refinancing in December 2017, the Partnership incurred debt issuance costs of $4,731 that were capitalized. As of December 31, 2017 and 2016, the Partnership maintained unamortized debt issuance costs of $3,643 and $3,538 within long-term debt, respectively and $1,070 and $913 within other assets, respectively. Balances maintained in other assets represent costs associated with our revolving credit facility. Refer to Note 9 - Long-Term Debt for additional disclosure on our Revolving Credit Agreement and Term Loan Credit Facility.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

The following is a summary of future amortization expense associated with deferred charges:

For the years ending December 31,
2018	$673
2019	673
2020	673
2021	673
2022	673
Thereafter	1,348
Total	$4,713
Inventories
Sand inventory is stated at the lower of cost or net realizable value using the average cost method.
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
Spare parts inventory includes critical spares, materials and supplies. We account for spare parts on a first-in, first-out basis, and value the inventory at the lower of cost or net realizable value. Detail reviews are performed related to the net realizable value of the spare parts inventory, giving consideration to quality, excessive levels, obsolescence and other factors.
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
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

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
Impairment of Long-lived Assets
Recoverability of investments in property, plant and equipment, and mineral rights is evaluated annually, or more often if events or circumstances indicate the impairment of an asset may exist. Estimated future undiscounted net cash flows are calculated using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. Reductions in the carrying value of our investment are only recorded if the undiscounted cash flows are less than our book basis in the applicable assets.
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
During the year ended December 31, 2015, we elected to idle five destination transload facilities and three rail origin transload facilities.  In addition, to consolidate our administrative functions, we closed down a regional office facility. As a result of these actions, we recognized an impairment of $6,186 related to the write-down of transload and office facilities assets to their net realizable value. No impairment charges were recorded during the years ended December 31, 2017 and 2016. Refer to Note 15 - Impairments and Other Expenses for additional disclosure regarding impairments.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Partnership performs an assessment of the recoverability of goodwill during the third quarter of each fiscal year, or more often if events or circumstances indicate the impairment of an asset may exist. Our assessment of goodwill is based on qualitative factors to determine whether the fair value of the reporting unit is more likely than not less than the carrying value. An additional quantitative impairment analysis is completed if the qualitative analysis indicates that the fair value is not substantially in excess of the carrying value. The quantitative analysis determines the fair value of the reporting unit based on the discounted cash flow method and relative market-based approaches. During the year ended December 31, 2016, we recognized a $33,745 impairment loss of all goodwill. Refer to Note 15 - Impairments and Other Expenses for additional disclosure regarding our goodwill impairment assessment.
The Partnership amortizes the cost of other intangible assets on a straight line basis over their estimated useful lives, ranging from 1 to 20 years. An impairment assessment is performed if events or circumstances occur and may result in the change of the useful lives of the intangible assets. During the year ended December 31, 2015, we completed an impairment assessment of the intangible asset associated with a third party supply agreement (the "Sand Supply Agreement").  Given market conditions, coupled with our ability to internally produce sand on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606. The Partnership did not recognize any impairments for intangible assets during the years ended December 31, 2017 and 2016. Refer to Note 15 - Impairments and Other Expenses for additional disclosure regarding impairments.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

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
On September 8, 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the wellsite. As of December 31, 2017, the Partnership's investment basis in PropX was $17,475, which is accounted for as an equity method investment as the Partnership has a non-controlling interest in PropX, but has the ability to exercise significant influence. During the years ended December 31, 2017 and 2016, the Partnership made capital contributions of $7,168 and $10,232, respectively, to PropX. During the year ended December 31, 2017, we recognized earnings of $75 from our proportionate share of PropX's operating results. During the year ended December 31, 2016, we did not recognize any earnings from our proportionate share of PropX's operating results.
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
Asset Retirement Obligations
In accordance with Accounting Standards Codification ("ASC") 410-20, Asset Retirement Obligations, we recognize reclamation obligations when incurred and record them as liabilities at fair value. In addition, a corresponding increase in the carrying amount of the related asset is recorded and depreciated over such asset’s useful life. The reclamation liability is accreted to expense over the estimated productive life of the related asset and is subject to adjustments to reflect changes in value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs.
Revenue Recognition
Frac sand sales revenues are recognized when legal title passes to the customer, which may occur at the production facility, rail origin, terminal or wellsite. At that point, delivery has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured. Amounts received from customers in advance of sand deliveries are recorded as deferred revenue. As of December 31, 2017, the Partnership has recorded a total liability of $11,783 for prepayments of future deliveries of frac sand. These prepayments are refundable in the event that the Partnership is unable to meet the minimum sand volumes required under the contract.
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
Revenue from make-whole provisions in our customer contracts is recognized at the end of the defined cure period when collectability is certain. Customer prepayments in excess of customer obligations remaining on account upon the termination of a contract are recognized as other operating income during the period in which the termination occurs. During the year ended December 31, 2017, the Partnership recognized $3,554 related to a contract dispute that was subsequently resolved, which is included in other operating income on our Consolidated Statements of Operations. During the year ended December 31, 2015, the Partnership recognized $12,310 as part of a settlement payment for past and future obligations under a customer contract, which is included in other operating income on our Consolidated Statements of Operations.
Transportation services revenues are recognized as the services have been completed, meaning the related services have been rendered. At that point, delivery of service has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $198,015 as of December 31, 2017, based on the market price quoted from external sources, compared with a carrying value of $200,000. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
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
As described in Note 2 - Basis of Presentation, the Partnership's historical financial information has been recast to consolidate Blair, Whitehall and Other Assets for all periods presented. The amounts of incremental income or losses recast to periods prior to the Blair Contribution and Whitehall Contribution are excluded from the calculation of net income per limited partner unit.
Income Taxes
The Partnership is a pass-through entity and is not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At December 31, 2017 and 2016, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits.
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2017-09 ("ASU 2017-09"), Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is effective for the Partnership beginning after December 15, 2017, with early adoption permitted. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.
In January 2017, the FASB issued Accounting Standards Update No. 2017-03 ("ASU 2017-03"), Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This update adds language to the SEC Staff Guidance in relation to ASU 2014-09, ASU 2016-02, and ASU 2016-13. This ASU 2017-03 provides the SEC Staff view that a registrant should consider additional quantitative and qualitative disclosures related to the previously mentioned ASUs in connection with the status and impact of their adoption. This guidance, which was effective immediately, did not have a material impact on our Consolidated Financial Statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01 ("ASU 2017-01"), Business Combinations (Topic 805): Clarifying the Definition of a Business. This update clarifies the definition of a business and provides additional guidance for determining whether transactions should be accounted for as acquisitions of assets or business. The amendment was effective for the Partnership beginning January 1, 2018, with early adoption permitted, and should be applied prospectively. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures, but does not anticipate that adoption will have a material impact on its financial position, results of operations or cash flows.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases (Topic 842). This update will impact all leases with durations greater than twelve months. In general, such arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under the new accounting guidance a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption will be calculated using the applicable incremental borrowing rate at the date of adoption. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2019, and should be applied retrospectively. The FASB has also issued the following standard which clarifies ASU 2016-02 and has the same effective date as the original standard: ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This update supersedes the most current revenue recognition guidance, as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The authoritative guidance, which may be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application, was effective for the Partnership beginning January 1, 2018. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-12, Revenue from Contracts with Customers: Narrow- Scope Improvements and Practical Expedients, ASU 2016-10 Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842).
The Partnership has completed its assessment of the impacts of the adoption of ASU 2014-09. We adopted ASU 2014-09 on January 1, 2018, using the full retrospective approach and it will be fully presented in the Partnership’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018. We finalized the documentation on our assessment of our contracts and determined that there is no impact on our revenue recognition practices or impact to our Consolidated Financial Statements. The adoption of ASU 2014-09 will also result in additional disclosures regarding revenue recognition, disaggregation of revenue types and deferred revenue contract liabilities. The Partnership generates revenue by excavating, processing and delivering frac sand and providing related services and recognizes revenue at the point of delivery to customers or completion of services, at which point the earnings process is deemed to be complete. Amounts received from customers in advance of sand deliveries are recorded as deferred revenue.

4. Acquisitions
Asset Acquisition of Permian Basin Sand Reserves
On March 3, 2017, the Partnership completed an acquisition of Permian Basin Sand for total consideration of $200,000 in cash and 3,438,789 newly issued common units to the sellers, valued at $62,242 based on the closing price as of March 3, 2017. With the acquisition of Permian Basin Sand, we acquired a 1,226-acre frac sand reserve strategically positioned in the Permian Basin, located within 75 miles of significant Delaware and Midland Basin activity.
The acquisition of Permian Basin Sand was accounted for as an asset acquisition as the acquired assets did not constitute a business. The total purchase consideration of $263,072 is reflected as property, plant and equipment on the Consolidated Balance Sheet. The following table summarizes the total purchase consideration:

Cash paid to sellers	$200,000
Issuance of common units to sellers	62,242
Transactions costs associated with the acquisition	830
Cost of Permian Basin Sand acquisition	$263,072

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Acquisition of Hi-Crush Whitehall LLC and Other Assets
On February 23, 2017, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Whitehall and Other Assets, for $140,000 in cash and up to $65,000 of contingent consideration over a two-year period. The Partnership completed this acquisition on March 15, 2017. In connection with this acquisition, the Partnership incurred $588 of acquisition related costs during the year ended December 31, 2017, included in general and administrative expenses.
The contingent consideration is based on the Partnership's adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") exceeding certain thresholds for each of the fiscal years ending December 31, 2017 and 2018. If those annual thresholds are met, the Partnership will pay an additional $20,000 for each threshold met or exceeded. The Partnership anticipates payment of $20,000 of contingent consideration with respect to the 2017 measurement period in March 2018 to our sponsor pending approval from the conflicts committee. If the Partnership exceeds a total threshold for the cumulative two-year period, then it will pay an additional $25,000, for an undiscounted total of up to $65,000 to be paid in cash or common units at the Partnership's discretion. As of March 15, 2017, the estimated fair value of the contingent consideration liability based on available information at the time of the acquisition was $14,000, as reflected in other liabilities on our Consolidated Balance Sheet. Refer to Note 11 - Commitments and Contingencies for additional disclosure regarding the contingent consideration.
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

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Acquisition of Hi-Crush Blair LLC
On August 9, 2016, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Blair, the entity that owned our sponsor’s Blair facility, for $75,000 in cash, 7,053,292 of newly issued common units in the Partnership, and payment of up to $10,000 of contingent consideration. The Partnership completed the acquisition of the Blair facility on August 31, 2016. In connection with this acquisition, the Partnership incurred $850 of acquisition related costs during the year ended December 31, 2016, included in general and administrative expenses.
The contingent consideration is based on the Partnership's Adjusted EBITDA exceeding certain thresholds for each of the fiscal years ending December 31, 2017 and 2018. If the Partnership exceeds either or both of the respective thresholds, then it will pay an additional $5,000 for each threshold met or exceeded, for an undiscounted total of up to $10,000. The Partnership anticipates payment of $5,000 of contingent consideration with respect to the 2017 measurement period in March 2018 to our sponsor pending approval from the conflicts committee. As of August 31, 2016, the estimated fair value of the contingent consideration liability based on available information at the time of the acquisition was $5,000, as reflected in other liabilities on our Consolidated Balance Sheet. Refer to Note 11 - Commitments and Contingencies for additional disclosure regarding the contingent consideration.
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

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Recast Financial Results
The following tables present, on a supplemental basis, our recast revenues, net income (loss), net income (loss) attributable to Hi-Crush Partners LP and net income (loss) per limited partner unit giving effect to the Blair Contribution and Whitehall Contribution, as reconciled to the revenues, net income (loss), net income (loss) attributable to Hi-Crush Partners LP and net income (loss) per limited partner unit of the Partnership.

	Year Ended December 31, 2017
	Partnership Historical	Whitehall and Other Assets through March 15, 2017	Eliminations	Partnership Recast (Supplemental)
Revenues	$602,623	$—	$—	$602,623
Net income (loss)	$83,979	$(1,366)	$(79)	$82,534
Net income (loss) attributable to Hi-Crush Partners LP	$84,005	$(1,392)	$(79)	$82,534
Net income per limited partner unit - basic	$0.97			$0.95

	Year Ended December 31, 2016
	Partnership Historical	Blair through August 31, 2016	Whitehall and Other Assets	Eliminations	Partnership Recast (Supplemental)
Revenues	$204,430	$13,761	$8,275	$(22,036)	$204,430
Net income (loss)	$(81,412)	$716	$(3,778)	$(45)	$(84,519)
Net income (loss) attributable to Hi-Crush Partners LP	$(81,313)	$716	$(3,877)	$(45)	$(84,519)
Net loss per limited partner unit - basic	$(1.64)				$(1.71)

	Year Ended December 31, 2015
	Partnership Historical	Blair	Whitehall and Other Assets	Eliminations	Partnership Recast (Supplemental)
Revenues	$339,640	$—	$33,217	$(33,217)	$339,640
Net income (loss)	$28,410	$(2,619)	$1,645	$286	$27,722
Net income (loss) attributable to Hi-Crush Partners LP	$28,265	$(2,619)	$1,790	$286	$27,722
Net income per limited partner unit - basic	$0.73				$0.71

5. Inventories
Inventories consisted of the following:

	December 31,
	2017	2016
Raw material	$498	$—
Work-in-process	18,739	17,836
Finished goods	22,892	9,416
Spare parts	2,143	2,025
Inventories	$44,272	$29,277

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

6. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
	2017	2016
Buildings	$21,532	$16,929
Mining property and mine development	381,653	113,169
Plant and equipment	389,197	331,165
Rail and rail equipment	55,783	56,369
Transload facilities and equipment	121,522	78,105
Construction-in-progress	14,454	1,695
Property, plant and equipment	984,141	597,432
Less: Accumulated depreciation and depletion	(84,983)	(55,739)
Property, plant and equipment, net	$899,158	$541,693
Depreciation and depletion expense was $29,456, $17,039 and $15,684 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Partnership recognized a (gain) loss on the disposal of fixed assets of $92, $(357) and $72 during the years ended December 31, 2017, 2016 and 2015, respectively, which are included in general and administrative expenses on our Consolidated Statements of Operations.
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
As a result of market conditions, the Augusta facility was temporarily idled from October 2015 through September 2016 and the Whitehall facility was temporarily idled during the second quarter of 2016 and resumed operations in March 2017. No impairments were recorded related to the Augusta and Whitehall facilities.
During the year ended December 31, 2015, the Partnership recognized an impairment of $6,186 related to the write-down of transload and office facilities assets to their net realizable value and recognized expense of $256 related to the abandonment of certain transload construction projects. These expenses are included in impairments and other expenses in our Consolidated Statements of Operations. Refer to Note 15 - Impairments and Other Expenses for additional disclosure regarding impairments.

7. Goodwill and Intangible Assets
Changes in goodwill and intangible assets consisted of the following:

	Goodwill	Intangible Assets
Balance at December 31, 2015	$33,745	$11,779
Loss on impairment (Note 15)	(33,745)	—
Amortization expense	—	(1,682)
Balance at December 31, 2016	—	10,097
Amortization expense	—	(1,681)
Balance at December 31, 2017	$—	$8,416
Goodwill
During the year ended December 31, 2016, the Partnership recognized a $33,745 impairment loss of all goodwill that was allocated from the purchase price of its acquisition of D&I in 2013. Refer to Note 15 - Impairments and Other Expenses for additional disclosure regarding our goodwill impairment assessment.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Intangible Assets
Intangible assets arising from the acquisition of D&I consisted of the following:

		December 31,
	Useful life	2017	2016
Supplier agreements	1-20 Years	$21,997	$21,997
Customer contracts and relationships	1-10 Years	18,132	18,132
Other intangible assets	1-3 Years	1,749	1,749
Intangible assets		41,878	41,878
Less: Accumulated amortization and impairments		(33,462)	(31,781)
Intangible assets, net		$8,416	$10,097
Amortization expense was $1,681 and $1,682 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the unamortized balance of intangible assets is associated with our customer relationships. The weighted average remaining life of intangible assets was 5 years as of December 31, 2017.
During the year ended December 31, 2015, we completed an impairment assessment of the intangible asset associated with the Sand Supply Agreement.  Given current market conditions, coupled with our ability to internally produce sand on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606. The Partnership did not recognize any impairments for intangible assets during the years ended December 31, 2017 and 2016, respectively. Refer to Note 15 - Impairments and Other Expenses for additional disclosure regarding impairments.
As of December 31, 2017, future amortization is as follows:

Fiscal Year	Amortization
2018	$1,682
2019	1,682
2020	1,682
2021	1,682
2022	1,682
Thereafter	6
$8,416

8. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2017	2016
Accrued royalty payments	$8,763	$3,436
Accrued logistics costs	5,878	763
Accrued compensation and benefits	7,150	1,833
Accrued taxes payable	5,139	389
Accrued interest payable	505	339
Other current liabilities	2,496	1,395
Accrued and other current liabilities	$29,931	$8,155

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

9. Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2017	2016
Revolving Credit Agreement	$—	$—
Prior Revolving Credit Agreement	—	—
Term Loan Credit Facility	200,000	—
Prior Term Loan Credit Facility	—	194,500
Less: Unamortized original issue discount	(1,992)	(1,247)
Less: Unamortized debt issuance costs	(3,643)	(3,538)
Other notes payable	3,054	6,705
Total debt	197,419	196,420
Less: current portion of long-term debt	(2,957)	(2,962)
Long-term debt	$194,462	$193,458
Revolving Credit Agreement
On April 28, 2014, the Partnership entered into a five-year amended and restated credit agreement (the "Prior Revolving Credit Agreement"). On August 31, 2016, the Partnership entered into a fourth amendment to the Prior Revolving Credit Agreement, which allowed for the Blair Contribution. On March 3, 2017, the Partnership entered into a fifth amendment to the Prior Revolving Credit Agreement, which allowed for the Whitehall Contribution and the acquisition of Permian Basin Sand. On October 12, 2017, the Partnership entered into a sixth amendment to the Prior Revolving Credit Agreement, which allowed the Partnership to make repurchases of common units up to $20,000. The Prior Revolving Credit Agreement, as amended, was a senior secured revolving credit facility that permitted aggregate borrowings of up to $75,000, including a $25,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans. The outstanding balance under the Prior Revolving Credit Agreement was paid in full during the second quarter of 2016.
On December 22, 2017, the Partnership replaced the Prior Revolving Credit Agreement by entering into a second amended and restated credit agreement (the "Revolving Credit Agreement"), which matures on December 22, 2022. As of December 31, 2017, the Revolving Credit Agreement, as amended, is a senior secured revolving credit facility that permits aggregate borrowings of up to $125,000, including a $30,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans.
As of December 31, 2017, we had $104,334 of undrawn borrowing capacity ($125,000, net of $20,666 letter of credit commitments) and no indebtedness under our Revolving Credit Agreement.
Borrowings under the Revolving Credit Agreement, as amended, bear interest at a rate equal to, at the Partnership's option, either (1) a base rate plus an applicable margin ranging between 1.50% per annum and 2.25% per annum, based upon the Partnership's leverage ratio, or (2) a Eurodollar rate plus an applicable margin ranging between 2.50% per annum and 3.25% per annum, based upon the Partnership's leverage ratio.
The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. The Revolving Credit Agreement requires compliance with customary financial covenants, which are a maximum leverage ratio of 3.25x, a minimum interest coverage ratio of 2.5x and an asset coverage ratio of 1.5x. The Revolving Credit Agreement generally permits repurchases of common units.
As of December 31, 2017, we are in compliance with the covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future, and access our undrawn borrowing capacity under our Revolving Credit Agreement, is dependent primarily on achieving certain levels of EBITDA, as defined. The Revolving Credit Agreement provides for an "equity cure" that can be applied to EBITDA covenant ratios. Refer to Note 12 - Equity for information regarding our equity distribution program.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

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
Term Loan Credit Facility
On April 28, 2014, the Partnership entered into a credit agreement (the "Prior Term Loan Credit Agreement") providing for a seven-year senior secured term loan credit facility (the "Prior Term Loan Credit Facility") that permits aggregate borrowings of up to $200,000, which was fully drawn on April 28, 2014. On December 22, 2017, the outstanding balance under the Prior Term Loan Credit Facility was paid in full.
On December 22, 2017, the Partnership replaced the Prior Term Loan Credit Agreement by entering into an amended and restated credit agreement (the "Term Loan Credit Agreement") providing for a senior secured term loan credit facility (the "Term Loan Credit Facility") that permits aggregate borrowings of up to $200,000, which was fully drawn on December 22, 2017. The Term Loan Credit Agreement permits the Partnership, at its option, to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental term loan facility would be on terms to be agreed among the Partnership, the administrative agent and the lenders who agree to participate in the incremental facility. The maturity date of the Term Loan Credit Facility is December 22, 2024.
The Term Loan Credit Agreement is secured by substantially all assets of the Partnership. In addition, the Partnership’s subsidiaries have guaranteed the Partnership’s obligations under the Term Loan Credit Agreement and have granted to the lenders security interests in substantially all of their respective assets.
Borrowings under the Term Loan Credit Agreement bear interest at a rate equal to, at the Partnership’s option, either (1) a base rate plus an applicable margin of 2.75% per annum or (2) a Eurodollar rate plus an applicable margin of 3.75% per annum, subject to a LIBOR floor of 1.00%. Both base rate loans and Eurodollar loans are subject to a 0.25% rate increase during any period of time in which the Partnership does not have a public company family rating of B2 or better from Moody's Investors Service Inc. ("Moody's"). As of February 15, 2018, the credit rating of the Partnership’s senior secured term loan credit facility was B3 from Moody’s and B- from Standard and Poor’s.
The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of December 31, 2017, we were in compliance with the terms of the agreement.
As of December 31, 2017, we had $194,365 indebtedness ($200,000, net of $1,992 of discounts and $3,643 of debt issuance costs) under our Term Loan Credit Facility, which carried an interest rate of 5.41%.
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
During the years ended December 31, 2017 and 2016, the Partnership made prepayments of $3,651 and $3,896, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. In January 2018, the Partnership made a prepayment of $957 based on the volume of sand extracted, delivered, sold and paid for through the fourth quarter of 2017. As of December 31, 2017, the Partnership had repaid in full the promissory note due in October 2017 and December 2018 and we had $3,054 outstanding on our remaining promissory note, which carried interest rate of 0.74%.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Maturities
As of December 31, 2017, future minimum debt repayments, excluding original issue discount and debt issuance costs, are as follows:

Fiscal Year	Amount
2018	$2,957
2019	4,097
2020	2,000
2021	2,000
2022	2,000
Thereafter	190,000
$203,054

10. Asset Retirement Obligations
Although the ultimate amount of reclamation and closure costs to be incurred is uncertain, the Partnership maintained a post-closure reclamation and site restoration obligation as follows:

Balance at December 31, 2014	$8,317
Accretion expense	394
Balance at December 31, 2015	8,711
Additions to liabilities	373
Accretion expense	430
Balance at December 31, 2016	9,514
Additions to liabilities	207
Accretion expense	458
Balance at December 31, 2017	$10,179

11. Commitments and Contingencies
Customer Contracts
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from one to seven years. Through December 31, 2017, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.
Supplier Contracts
D&I has entered into a long-term supply agreement with a supplier (the "Sand Supply Agreement"), which includes a requirement to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreement are not in excess of our current requirements.
Royalty Agreements
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $19,091, $6,725 and $13,660 for the years ended December 31, 2017, 2016 and 2015, respectively.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

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
As of December 31, 2017, we have not accrued a liability related to the PVGs because it is not possible to estimate how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. As of December 31, 2017, the Partnership has paid $2,188 under these guarantees.
Lease Obligations
The Partnership has long-term leases for railcars, equipment and certain of its terminals. Railcar rental expense was $27,410, $28,597 and $22,027 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Partnership entered into long-term operating leases with PropX for use of equipment manufactured and owned by PropX.  Lease expense associated with PropX equipment was $1,577 and $124 for the years ended December 31, 2017 and 2016, respectively.
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
As of December 31, 2017, future minimum operating lease payments and minimum purchase commitments are as follows:

Fiscal Year	Operating Leases	Minimum Purchase Commitments
2018	$33,787	$5,571
2019	33,638	2,616
2020	30,831	2,296
2021	24,068	2,296
2022	18,036	2,296
Thereafter	16,670	1,871
	$157,030	$16,946
In addition, the Partnership has placed orders for additional leased railcars. Such long-term operating leases commence upon the future delivery of 700 railcars, which are scheduled to be delivered during the first half of 2018.
Equity Method Investments
On September 8, 2016, the Partnership committed to investing up to $17,400 in PropX over the next year to 18 months for use in the manufacturing of containers and conveyor systems, among other things. As of December 31, 2017, the Partnership has funded all of its commitment to PropX, of which $7,168 was funded during the year ended December 31, 2017.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Contingent Consideration
As described in Note 4 - Acquisitions, the Partnership may pay the sponsor up to $10,000 and $65,000 of contingent consideration related to the Blair Contribution and the Whitehall Contribution, respectively.  The payments are based on achievement of certain levels of Adjusted EBITDA in 2017 and 2018.  Achievement of these threshold levels of Adjusted EBITDA, as defined in each of the contribution agreements, will be dependent on the quantity of volumes sold and related prices, which are forecasted at levels above current market prices.  The Partnership’s ability to meet such thresholds will be affected by events and circumstances beyond its control.  If market or other economic conditions remain the same or deteriorate, the thresholds may not be met. If the thresholds are not attained during each of the contingency periods, no payment will be owed to the sponsor.
A 10% increase or decrease in the achievement of Adjusted EBITDA versus current forecasts for the measurement periods could result in a range of potential payments under these arrangements which could differ from the current estimated fair value of the liabilities based on our current forecasts.  The following table outlines the original fair value reflected as the carrying value in the financial statements, the range of minimum and maximum undiscounted payments, and a sensitivity calculation of the current estimated fair value and sensitivities based on achieving Adjusted EBITDA levels 10% above or below the Partnership’s current forecasted results as of December 31, 2017.  Based on the significant estimates and assumptions included in the analysis, actual results could differ from these estimates.

		Undiscounted Payments		Sensitivity Analysis
Transaction	Carrying Value of Liability	Minimum (a)	Maximum	Current Estimated Fair Value	-10% Adjusted EBITDA	+10% Adjusted EBITDA
Blair Contribution	$5,000	$5,000	$10,000	$7,226	$7,226	$7,226
Whitehall Contribution	$14,000	$20,000	$65,000	$20,000	$20,000	$20,000

(a)
The Partnership anticipates payment of $5,000 and $20,000 for the 2017 measurement periods related to the Blair Contribution and the Whitehall Contribution, respectively, in March 2018 to our sponsor pending approval from the conflicts committee.

Litigation
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

12. Equity
During the second quarter of 2017, our sponsor distributed its 20,693,643 common units in the Partnership to its members. As of December 31, 2017, our management team, together with our general partner's board of directors have a 10% direct ownership interest in our limited partnership units. In addition, our sponsor is the owner of our general partner.
During the year ended December 31, 2017, the Partnership completed a public offering for a total of 23,575,000 common units representing limited partnership interests in the Partnership for aggregate net proceeds of approximately $412,577. The net proceeds from this offering were used to fund the cash portion of the Whitehall Contribution, the cash portion of the Permian Basin Sand asset acquisition and for general partnership purposes. In addition, the Partnership issued 3,438,789 common units as additional consideration for the Permian Basin Sand asset acquisition on March 3, 2017.
During the year ended December 31, 2016, the Partnership completed three public offerings for a total of 19,550,000 common units representing limited partnership interests in the Partnership for aggregate net proceeds of approximately $189,037. The net proceeds from these offerings were used to pay off the outstanding balance under the Partnership's Revolving Credit Agreement, to fund the Blair Contribution and for general partnership purposes.
Unit Buyback Program
On October 17, 2017, the Partnership announced that the board of directors of our general partner approved a unit buyback program of up to $100,000. The repurchase program does not obligate the Partnership to repurchase any specific dollar amount or number of units and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice.
During the year ended December 31, 2017, the Partnership repurchased 2,030,163 common units for a total cost of $20,000 at an average price including commissions of $9.82 per unit.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

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
During the years ended December 31, 2017 and 2016, no income was allocated to our holders of incentive distribution rights. During the year ended December 31, 2015, $2,622 was allocated to our holders of incentive distribution rights.
Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our limited partner unitholders and our holders of incentive distribution rights will receive.
Our most recent distributions have been as follows:

Declaration Date	Amount Declared Per Unit	Record Date	Payment Date	Payment to Limited Partner Units	Payment to Holders of Incentive Distribution Rights
January 15, 2015	$0.6750	January 30, 2015	February 13, 2015	$24,947	$1,311
April 16, 2015	$0.6750	May 1, 2015	May 15, 2015	$24,947	$1,311
July 21, 2015	$0.4750	August 5, 2015	August 14, 2015	$17,555	$—
October 16, 2017	$0.1500	October 31, 2017	November 14, 2017	$13,656	$—
January 17, 2018	$0.2000	February 1, 2018	February 13, 2018	$17,809	$—
On October 26, 2015, we announced the decision of the board of directors of our general partner to temporarily suspend the distribution payment to common unitholders in an effort to conserve cash. On October 16, 2017, the board of directors reinstated quarterly distributions.
Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Year Ended December 31,
	2017	2016	2015
Basic common units outstanding	86,518,249	49,567,268	36,958,988
Potentially dilutive common units	1,382,733	—	191,890
Diluted common units outstanding	87,900,982	49,567,268	37,150,878
For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and the previously outstanding subordinated units were treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Diluted earnings per unit excludes any dilutive awards granted (see Note 13 - Unit-Based Compensation) if their effect is anti-dilutive. Diluted earnings per unit for the years ended December 31, 2017 and 2015, includes the dilutive effect of 1,382,733 and 191,890, respectively, of awards granted and outstanding at the assumed number of units which would have vested if the performance period had ended at the end of the respective periods. During the year ended December 31, 2016, the Partnership incurred a net loss and, and as a result, all 579,781 of potentially dilutive awards granted and outstanding were excluded from the diluted earnings per unit calculation.
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
As described in Note 2 - Basis of Presentation, the Partnership's historical financial information has been recast to combine Blair, Whitehall and Other Assets for all periods presented. The amounts of incremental income or losses recast to periods prior to the Blair Contribution and Whitehall Contribution are excluded from the calculation of net income per limited partner unit.
The following tables provide a reconciliation of net income (loss) and the assumed allocation of net income (loss) under the two-class method for purposes of computing net income (loss) per limited partner unit for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per unit amounts):

	Year Ended December 31, 2017
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$31,457	$31,457
Assumed allocation of earnings in excess of distributions	—	51,077	51,077
Add back recast losses attributable to Whitehall and Other Assets through March 15, 2017	—	1,471	1,471
Assumed allocation of net income	$—	$84,005	$84,005

Earnings per limited partner unit - basic		$0.97
Earnings per limited partner unit - diluted		$0.96

	Year Ended December 31, 2016
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(84,519)	(84,519)
Add back recast income attributable to Blair through August 31, 2016	—	(279)	(279)
Add back recast losses attributable to Whitehall and Other Assets	—	3,485	3,485
Assumed allocation of net loss	$—	$(81,313)	$(81,313)

Loss per limited partner unit - basic		$(1.64)
Loss per limited partner unit - diluted		$(1.64)

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

	Year Ended December 31, 2015
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$1,311	$42,502	$43,813
Assumed allocation of distributions in excess of earnings	—	(16,091)	(16,091)
Add back recast losses attributable to Blair	—	2,619	2,619
Add back recast income attributable to Whitehall and Other Assets	—	(2,076)	(2,076)
Assumed allocation of net income	$1,311	$26,954	$28,265

Earnings per limited partner unit - basic		$0.73
Earnings per limited partner unit - diluted		$0.73
Recast Equity Transactions
On March 15, 2017, in connection with the closing of the Whitehall Contribution, $116,417 of sponsor advances were converted to capital, as reflected in the non-controlling interest section of the accompanying Consolidated Statement of Partners' Capital.
During the years ended December 31, 2016 and 2015, the sponsor paid $1,652 and $2,787, respectively, of expenses on behalf of Blair and Whitehall. Such transactions are recognized within the non-controlling interest section of the accompanying Consolidated Statement of Partners' Capital.

13. Unit-Based Compensation
Long-Term Incentive Plan
On August 21, 2012, Hi-Crush GP adopted the Hi-Crush Partners LP Long-Term Incentive Plan, which was superseded on September 21, 2016 by the First Amended and Restated Long-Term Incentive Plan (the "Plan") for employees, consultants and directors of Hi-Crush GP and those of its affiliates, including our sponsor, who perform services for the Partnership. The Plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The Plan limited the number of common units that may be issued pursuant to awards under the Plan to 4,064,035 units. After giving effect to the Plan, to the extent that an award is forfeited, cancelled, exercised, settled in cash, or otherwise terminates or expires without the actual delivery of common units pursuant to such awards, the common units subject to the award will again be available for new awards granted under the Plan; provided, however, that any common units withheld to cover a tax withholding obligation will not again be available for new awards under the Plan. The Plan is administered by Hi-Crush GP’s board of directors or a committee thereof.
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

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2016	201,521	$29.03
Granted	184,019	$6.85
Forfeited	(39,399)	$52.53
Outstanding at December 31, 2017	346,141	$14.56
As of December 31, 2017, total compensation expense not yet recognized related to unvested PPUs was $1,974, with a weighted average remaining service period of 1.6 years. The weighted average grant date fair value per unit for PPUs granted during the years ended December 31, 2017, 2016 and 2015 was $6.85, $15.94 and $37.52, respectively.
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2016	378,260	$16.40
Vested	(28,080)	$25.43
Granted	720,923	$8.94
Forfeited	(34,511)	$16.22
Outstanding at December 31, 2017	1,036,592	$10.97
As of December 31, 2017, total compensation expense not yet recognized related to unvested TPUs was $7,521, with a weighted average remaining service period of 2.2 years. The weighted average grant date fair value per unit for TPUs granted during the years ended December 31, 2017, 2016 and 2015 was $8.94, $12.96 and $34.09, respectively. The total fair value of units vested during the years ended December 31, 2017, 2016 and 2015 was $714, $62 and $42, respectively.
Director Unit Grants
The Partnership issued 29,148, 103,377 and 6,344 common units to certain of its directors during the years ended December 31, 2017, 2016 and 2015, respectively. In January 2018, the Partnership issued 36,109 common units to certain of its directors.
Unit Purchase Programs
The Partnership has unit purchase programs ("UPP") offered under the Plan. The UPPs provide participating employees and members of our general partner's board of directors the opportunity to purchase common units representing limited partner interests of the Partnership at a discount. Non-director employees contribute through payroll deductions of the employees eligible compensation during the applicable offering period. Directors contribute through cash contributions. If the closing price of the Partnership's common units on the purchase date is greater than or equal to the discount applied to the closing market price of our common units on a participant's applicable election date (the "Election Price"), then the participant will receive a number of common units equal to the amount of accumulated payroll deductions or cash contributions, as applicable, (the "Contribution"), divided by the Election Price, capped at a specified number of common units. If the Purchase Date Price is less than the Election Price, then the participant’s Contribution will be returned to the participant. On the date of election, the Partnership calculates the fair value of the discount, which is recognized as unit compensation expense on a straight-line basis during the period from election date through the date of purchase.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

The offering period under the Partnership's UPP adopted in 2015 (the "2015 UPP") ended on February 28, 2017 with a 10% discount of the fair value of our common units on the applicable election date. The participants under the 2015 UPP purchased 300,090 common units at an average price of $5.49 on February 28, 2017.
On September 14, 2017, the board of directors of our general partner approved the termination of the Partnership's UPP that was adopted in March of 2017 (the "2017 UPP") and approved the adoption of the Second 2017 Unit Purchase Program (the "Second 2017 UPP"). On September 14, 2017, the offering period under the Second 2017 UPP commenced, with a 15% discount of the fair value of our common units on the applicable election date and a purchase date of November 15, 2018. With respect to any eligible individuals electing to participate in the Second 2017 UPP who were also participating in the 2017 UPP, any contributions that were made to the 2017 UPP and not withdrawn by a participant before September 14, 2017 were applied to the Second 2017 UPP.
Based on the current elected contributions, the participants will have the right to purchase an aggregate of approximately 347,000 common units. As of December 31, 2017, total accumulated contributions of $438 from directors under the Second 2017 UPP is maintained within the accrued and other current liabilities line item on our Consolidated Balance Sheet.
Compensation Expense
The following table presents total unit-based compensation expense:

	Year Ended December 31,
	2017	2016	2015
Performance Phantom Units	$1,549	$634	$1,973
Time-Based Phantom Units	3,149	1,359	724
Director and other unit grants	499	474	273
Unit Purchase Programs	517	153	13
Total compensation expense	$5,714	$2,620	$2,983

14. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the "Services Agreement") with our general partner, Hi-Crush Services LLC ("Hi-Crush Services") and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the years ended December 31, 2017, 2016 and 2015, the Partnership incurred $5,521, $4,938 and $5,260, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of December 31, 2017 and 2016, an outstanding balance of $12,399 and $118,641, respectively, payable to our sponsor is maintained as a current liability under the caption "Due to sponsor". On March 15, 2017 and August 31, 2016, $116,417 and $120,950, respectively, of sponsor advances were converted into capital. The December 31, 2016 balance was primarily related to construction advances made to Whitehall.
During the year ended December 31, 2015, the Partnership purchased $2,754 of sand from Goose Landing, LLC, a wholly owned subsidiary of Northern Frac Proppants II, LLC, which is reflected in cost of goods sold. During the years ended December 31, 2017 and 2016, the Partnership did not purchase any sand from Goose Landing, LLC. The father of Mr. Alston, who is a director of our general partner, owned a beneficial equity interest in Northern Frac Proppants II, LLC.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

On September 8, 2016, the Partnership entered into an agreement to become a member of PropX, which is accounted for as an equity method investment. As of December 31, 2017 and 2016, the Partnership purchased $6,593 and $1,566, respectively, of equipment from PropX, which is reflected in property, plant and equipment. As of December 31, 2017 and 2016, the Partnership had accounts payable of $1,273 and $1,553, respectively, to PropX, which is reflected in accounts payable on our Consolidated Balance Sheet. In addition to equipment purchases, during the years ended December 31, 2017 and 2016, we incurred $1,577 and $124, respectively, of lease expense for the use of PropX equipment, which is reflected in cost of goods sold.
During the years ended December 31, 2017, 2016 and 2015, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company ("Alston Companies"), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who is a director of our general partner, has an ownership interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.

15. Impairments and Other Expenses
During the year ended December 31, 2016, the Partnership recognized a $33,745 impairment loss of all goodwill. Our goodwill arose from the acquisition of D&I in 2013 and is therefore allocated to the D&I reporting unit. We performed our annual assessment of the recoverability of goodwill during the third quarter of 2015. As part of the first step of goodwill impairment testing, we updated our assessment of our future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we considered reasonable. We calculated a present value of the cash flows to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate this value. As a result of these estimates, we determined that there was no impairment of goodwill as of our annual assessment date. In addition, we reviewed and assessed various factors during the fourth quarter of 2015 and we determined that there was no impairment of goodwill as of December 31, 2015.
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
During the year ended December 31, 2015, we completed an impairment assessment of the intangible asset associated with the Sand Supply Agreement.  Given market conditions, coupled with our ability to internally produce sand on more favorable terms, we determined that the fair value of the agreement was less than its carrying value, resulting in an impairment of $18,606. The Partnership did not recognize any impairments for intangible assets during the years ended December 31, 2017 and 2016.
During the year ended December 31, 2015, we elected to temporarily idle five destination transload facilities and three rail origin transload facilities.  In addition, to consolidate our administrative functions, we closed down a regional office facility. As a result of these actions, we recognized an impairment of $6,186 related to the write down of transload and office facilities’ assets to their net realizable value, and severance, retention and relocation costs of $571 for affected employees. No impairment charges were recorded for long-lived assets during the years ended December 31, 2017 and 2016.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

We recognized impairments and other expenses as outlined in the following table:

	Year Ended December 31,
	2017	2016	2015
Impairment of Goodwill	$—	$33,745	$—
Impairment of Sand Supply Agreement	—	—	18,606
Impairment of idled administrative and transload facilities	—	—	6,186
Severance, retention and relocation	40	280	571
Exploration expenses	143	—	—
Abandonment of construction projects	460	—	256
Expiration of exclusivity agreements	222	—	40
Impairments and other expenses	$865	$34,025	$25,659

16. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. It conducts operations through its one operating segment titled "Frac Sand Sales". This reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

17. Concentration of Credit Risk
The Partnership is a producer of sand mainly used by the oil and natural gas industry for fracturing wells. The Partnership’s business is, therefore, dependent upon economic activity within this market. The following table provides our significant customers that had sales greater than 10% for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Customer A	*	*	11%
Customer B	26%	28%	26%
Customer C	11%	17%	12%
Customer D	*	14%	*
Customer E	*	19%	19%

*	Less than ten percent
Throughout 2017, the Partnership has maintained cash balances in excess of federally insured amounts on deposit with financial institutions.

HI-CRUSH PARTNERS LP
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

18. Quarterly Financial Data (Unaudited)
As discussed in Note 2 - Basis of Presentation, the Blair Contribution and Whitehall Contribution were accounted for as transactions between entities under common control. Therefore, the Partnership's historical financial information has been recast to include Blair for the first and second quarters of 2016 and to include Whitehall and Other Assets for all 2016 periods presented.

2017	First Quarter (a)	Second Quarter	Third Quarter (b)	Fourth Quarter	Total
Revenues	$83,364	$135,220	$167,583	$216,456	$602,623
Gross profit	6,453	27,742	38,823	61,808	134,826
Income (loss) from operations	(3,338)	18,524	32,479	50,384	98,049
Net income (loss)	(6,831)	16,380	29,807	43,178	82,534
Earnings (loss) per limited partner unit:
Basic	$(0.07)	$0.18	$0.33	$0.48	$0.97
2016
Revenues	$52,148	$38,429	$46,556	$67,297	$204,430
Gross profit (loss)	(7)	(1,262)	(57)	416	(910)
Loss from operations	(48,860)	(8,088)	(8,813)	(5,105)	(70,866)
Net loss	(52,500)	(12,159)	(11,734)	(8,126)	(84,519)
Loss per limited partner unit:
Basic	$(1.39)	$(0.26)	$(0.21)	$(0.11)	$(1.64)

(a)	The first quarter of 2016 includes a $33,745 impairment of goodwill. Refer to Note 15 for additional disclosure.

(b)	The third quarter of 2017 includes $3,554 of other operating income related to a contract dispute that was subsequently resolved.

19. Subsequent Events
On January 17, 2018, our general partner's board of directors declared a cash distribution for the fourth quarter of 2017 totaling $17,809, or $0.20 per common unit. This distribution was paid on February 13, 2018 to unitholders of record on February 1, 2018. No distributions were declared for our holders of incentive distribution rights.

HI-CRUSH PARTNERS LP
Schedule II - Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2017	$1,549	$—	$(489)	$1,060
Year Ended December 31, 2016	$663	$8,236	$(7,350)	$1,549
Year Ended December 31, 2015	$984	$101	$(422)	$663