Form 10-Q
period 2018-03-31
Hi-Crush Partners LP
filed 2018-05-01
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of April 25, 2018, there were 88,392,179 common units outstanding.

HI-CRUSH PARTNERS LP

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$10,113	$5,662
Accounts receivable, net (Note 2)	134,982	139,448
Inventories (Note 4)	34,937	44,272
Prepaid expenses and other current assets	6,081	2,832
Total current assets	186,113	192,214
Property, plant and equipment, net (Note 5)	899,322	899,158
Intangible assets, net	7,995	8,416
Equity method investments (Note 2)	18,641	17,475
Other assets	5,435	5,877
Total assets	$1,117,506	$1,123,140
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$43,096	$46,794
Accrued and other current liabilities	37,200	29,931
Current portion of deferred revenues (Note 10)	4,399	4,399
Due to sponsor	8,821	12,399
Current portion of long-term debt (Note 6)	2,968	2,957
Total current liabilities	96,484	96,480
Deferred revenues (Note 10)	6,308	7,384
Long-term debt (Note 6)	193,174	194,462
Asset retirement obligations	10,305	10,179
Other liabilities (Note 7)	—	19,000
Total liabilities	306,271	327,505
Commitments and contingencies (Note 7)
Partners’ capital:
General partner interest	—	—
Limited partners interest, 88,392,179 and 89,009,188 units outstanding, respectively	811,235	795,635
Total partners’ capital	811,235	795,635
Total liabilities and partners’ capital	$1,117,506	$1,123,140

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues (Note 10)	$218,113	$83,364
Cost of goods sold (excluding depreciation, depletion and amortization)	141,983	72,083
Depreciation, depletion and amortization	7,799	4,828
Gross profit	68,331	6,453
Operating costs and expenses:
General and administrative expenses	10,940	9,677
Accretion of asset retirement obligations	126	114
Other operating expenses	1,021	—
Income (loss) from operations	56,244	(3,338)
Other income (expense):
Earnings (loss) from equity method investments (Note 2)	1,166	(566)
Interest expense	(3,461)	(2,927)
Net income (loss)	$53,949	$(6,831)
Earnings (loss) per limited partner unit:
Basic	$0.60	$(0.07)
Diluted	$0.59	$(0.07)
Weighted average limited partner units outstanding:
Basic	88,870,379	73,586,987
Diluted	90,173,318	73,586,987

Distributions declared per limited partner unit	$0.225	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net income (loss)	$53,949	$(6,831)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	7,799	4,829
Amortization of intangible assets	421	420
Unit-based compensation to directors and employees	1,801	1,178
Amortization of loan origination costs into interest expense	194	373
Accretion of asset retirement obligations	126	114
Gain on disposal of property, plant and equipment	(24)	—
(Earnings) loss from equity method investments	(1,166)	566
Changes in operating assets and liabilities:
Accounts receivable	4,466	(7,208)
Inventories	7,279	1,866
Prepaid expenses and other current assets	(2,893)	(168)
Other assets	537	332
Accounts payable	(575)	4,758
Accrued and other current liabilities	125	4,553
Deferred revenues	(1,076)	—
Due to sponsor	(3,578)	(1,076)
Net cash provided by operating activities	67,385	3,706
Investing activities:
Capital expenditures for property, plant and equipment	(11,873)	(20,380)
Proceeds from sale of property, plant and equipment	2,867	—
Cash paid for business acquisition	—	(140,000)
Cash paid for asset acquisition	—	(200,067)
Equity method investments	—	(4,168)
Net cash used in investing activities	(9,006)	(364,615)
Financing activities:
Proceeds from equity issuances, net	—	412,667
Repayment of long-term debt	(1,457)	(1,462)
Loan origination costs	(109)	—
Affiliate financing, net	—	456
Payment of contingent consideration	(25,000)	—
Proceeds from participants in unit purchase programs	—	225
Repurchase of common units	(9,426)	—
Payment of accrued distribution equivalent rights	(127)	—
Distributions paid	(17,809)	—
Net cash (used in) provided by financing activities	(53,928)	411,886
Net increase in cash	4,451	50,977
Cash at beginning of period	5,662	4,521
Cash at end of period	$10,113	$55,498
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$(3,123)	$13,842
Estimated fair value of contingent consideration liability	$—	$14,000
Issuance of units for asset acquisition	$—	$62,242
Issuance of units under unit purchase programs	$—	$1,576
Increase (decrease) in accrued distribution equivalent rights	$271	$(94)
Due to sponsor balance converted into non-controlling interest	$—	$116,417
Cash paid for interest, net of capitalized interest	$3,266	$2,554

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Capital	Limited Partner Capital	Total Partner Capital
Balance at December 31, 2017	$—	$795,635	$795,635
Issuance of common units to directors and employees	—	474	474
Repurchase of common units	—	(9,426)	(9,426)
Unit-based compensation expense	—	1,682	1,682
Distributions, including distribution equivalent rights	—	(18,092)	(18,092)
Forfeiture of distribution equivalent rights	—	13	13
Payment in excess of contingent consideration liability	—	(13,000)	(13,000)
Net income	—	53,949	53,949
Balance at March 31, 2018	$—	$811,235	$811,235

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

1. Basis of Presentation and Use of Estimates
The accompanying unaudited interim Condensed Consolidated Financial Statements ("interim statements") of Hi-Crush Partners LP (together with its subsidiaries, the "Partnership", "we", "us" or "our") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments and disclosures necessary for a fair statement are reflected in the interim periods presented. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Partnership’s Consolidated Financial Statements for the year ended December 31, 2017, which are included in the Partnership’s Annual Report on Form 10-K filed with the SEC on February 20, 2018. The year-end balance sheet data was derived from the audited financial statements.
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
The Whitehall Contribution was accounted for as a transaction between entities under common control whereby the net assets of Whitehall and Other Assets were recorded at their historical cost. Therefore, the Partnership's historical financial information was recast to combine Whitehall and Other Assets with the Partnership as if the combinations had been in effect since inception of the common control. Refer to Note 3 - Acquisitions for additional disclosure regarding the Whitehall Contribution.

2. Significant Accounting Policies
In addition to the significant accounting policies listed below, a comprehensive discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K filed with the SEC on February 20, 2018.
Accounts Receivable
Trade receivables relate to sales of frac sand and related services for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of March 31, 2018 and December 31, 2017, the Partnership maintained an allowance for doubtful accounts of $1,060.
Revenues recognized in advance of invoice issuance create assets referred to as "unbilled receivables." Any portion of our unbilled receivables for which our right to consideration is conditional on a factor other than the passage of time is considered a contract asset. These assets are presented on a combined basis with accounts receivable and are converted to trade receivables once billed.

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
On September 8, 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the wellsite. As of March 31, 2018, the Partnership's carrying value in PropX was $18,641, which is accounted for as an equity method investment as the Partnership has a non-controlling interest in PropX, but has the ability to exercise significant influence. During the three months ended March 31, 2018, the Partnership made no capital contributions to PropX and recognized earnings of $1,166 from its proportionate share of PropX's operating results during the three month period. During the three months ended March 31, 2017, the Partnership made capital contributions of $4,168 into PropX and incurred a loss of $566 from its proportionate share of PropX's operating results during the three month period.
Contingent Consideration
Accounting standards require that contingent consideration be recorded at fair value at the date of acquisition and revalued during subsequent reporting dates under the acquisition method of accounting.  In connection with its recent acquisitions of Hi-Crush Blair LLC ("Blair") and Whitehall and Other Assets, the Partnership entered into certain contingent consideration arrangements to pay up to $10,000 and $65,000, respectively, to its sponsor.  The original estimated fair value of the contingent consideration liability recorded at the date of acquisitions was $5,000 and $14,000 for Blair and Whitehall, respectively. During the first quarter of 2018, the Partnership's paid $5,000 and $20,000 of contingent consideration related to the Blair acquisition and Whitehall Contribution, respectively, to our sponsor with respect to the 2017 measurement period, which is reflected as financing activity in our Condensed Consolidated Statements of Cash Flows.
As such transactions are between entities under common control, any differences between the original estimated fair value, and the actual resulting payments in the future are reflected as an equity adjustment to the deemed distributions associated with the acquisitions. The remaining balances of the original estimated fair value of contingent consideration is $3,000 and $4,000 for Blair and Whitehall, respectively, as reflected in other current liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2018. The excess amount of contingent consideration paid over the originally estimated fair value was recorded as an equity adjustment of $13,000 and is reflected in our Condensed Consolidated Statement of Partners' Capital. Refer to Note 7 - Commitments and Contingencies for additional disclosure regarding contingent consideration.
Revenue Recognition
On January 1, 2018, we adopted the new accounting standard ASU 2014-09 (Topic 606), Revenue from Contracts with Customers and all the related amendments to all contracts using the full retrospective method. The adoption of ASU 2014-09 had no impact on our revenue recognition practices or impact to our Consolidated Financial Statements but required additional disclosures. Refer to Note 10 - Revenues for additional disclosure regarding revenues.
We generate frac sand revenues from the sale of raw frac sand that our customers purchase for use in the oil and gas industry. A substantial portion of our frac sand is sold to customers with whom we have long-term supply agreements, the current terms of which expire between 2018 and 2024. The agreements define, among other commitments, the volume of product that the Partnership must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are in many cases subject to certain contractual adjustments and consist of a combination of market-based pricing and fixed pricing. These arrangements may undergo negotiations regarding pricing and volume requirements, which may occur in volatile market conditions. We also sell sand through individual purchase orders executed on the spot market, at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. We typically invoice our customers as the product is delivered and title transfers to the customer, with standard collection terms of net 30 days.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Frac sand sales revenues are recognized at the point in time following the transfer of control to the customer when legal title passes, which may occur at the production facility, rail origin, terminal or wellsite. Revenue recognition is driven by the execution and delivery of frac sand by the Partnership to the customer, which is initiated by the customer placing an order for frac sand, the Partnership accepting and processing the order, and the physical delivery of sand at the location specified by the customer. At that point in time, delivery has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured.
Revenue from make-whole provisions in our customer contracts is recognized as other revenue at the end of the defined period when collectability is certain. Customer prepayments in excess of customer obligations remaining on account upon the expiration or termination of a contract are recognized as other operating income during the period in which the expiration or termination occurs.
We generate other revenues primarily through the performance of our PropStreamTM logistics service, which includes transportation, equipment rental, and labor services and through activities performed at our in-basin terminals, including transloading sand for counterparties, and lease of storage space. Transportation services typically consist of transporting proppant from storage facilities to the wellsite and are contracted through work orders executed under established pricing agreements. The amount invoiced reflects the transportation services rendered. Equipment rental services provide customers with use of our PropStream fleet equipment for either contractual periods defined through formal agreements or for work orders under established pricing agreements. The amounts invoiced reflect either the contractual monthly minimum, or the length of time the equipment was utilized in the billing period. Labor services provide customers with supervisory, logistics, or field personnel through formal agreements or work orders executed under established pricing agreements. The amounts invoiced reflect either the contractual monthly minimum, or the amount of time our labor services were utilized in the billing period.
We typically invoice our customers as product is delivered and services are rendered, with standard collection terms of net 30 days. We recognize revenue for PropStream logistics services and other revenues as title of the product transfers and the services have been rendered and completed. At that point in time, delivery of service has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured.
Deferred Revenues
We occasionally receive prepayments from customers for future deliveries of frac sand. These prepayments represent consideration that is unconditional for which we have yet to transfer the sand. Amounts received from customers in advance of sand deliveries are recorded as contract liabilities referred to as deferred revenues and recognized as revenue upon delivery of the sand.
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $198,515 as of March 31, 2018, based on the market price quoted from external sources, compared with a carrying value of $199,500. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
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
As described in Note 1, the Partnership's historical financial information has been recast to combine Whitehall and Other Assets for all periods presented. The amounts of incremental income or losses recast to periods prior to the Whitehall Contribution are excluded from the calculation of net income per limited partner unit.
Income Taxes
The Partnership is a pass-through entity and is not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Condensed Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At March 31, 2018 and December 31, 2017, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases (Topic 842). This update will impact all leases with durations greater than twelve months. In general, such arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under the new accounting guidance a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption will be calculated using the applicable incremental borrowing rate at the date of adoption. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2019 and should be applied retrospectively. The FASB has also issued the following standards which clarify ASU 2016-02 and have the same effective date as the original standard: ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) and ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.

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
The contingent consideration is based on the Partnership's adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") exceeding certain thresholds for each of the fiscal years ending December 31, 2017 and 2018. If those annual thresholds are met, the Partnership will pay an additional $20,000 for each threshold met or exceeded. During the first quarter of 2018, the Partnership paid $20,000 of contingent consideration with respect to the 2017 measurement period. If the Partnership exceeds a total threshold for the cumulative two-year period, then it will pay an additional $25,000, for an undiscounted total of up to $65,000 to be paid in cash or common units at the Partnership's discretion. As of March 15, 2017, the estimated fair value of the contingent consideration liability based on available information was $14,000. Refer to Note 7 - Commitments and Contingencies for additional disclosure regarding the remaining contingent consideration obligations.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

As a result of this transaction, the Partnership's historical financial information has been recast to combine the Consolidated Statements of Operations and the Consolidated Balance Sheets of the Partnership with those of Whitehall and Other Assets as if the combination had been in effect since inception of common control on August 16, 2012. Any material transactions between the Partnership, Whitehall and Other Assets have been eliminated. The balance of non-controlling interest as of December 31, 2016 includes the sponsor's interest in Whitehall and Other Assets prior to the combination. Except for the combination of the Consolidated Statements of Operations and the respective allocation of recast net income (loss), capital transactions between the sponsor and Whitehall and Other Assets prior to March 15, 2017 have not been allocated on a recast basis to the Partnership’s unitholders. Such transactions were presented within the non-controlling interest column in the Consolidated Statement of Partners' Capital as the Partnership and its unitholders would not have participated in these transactions.
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
(a) The deemed distribution attributable to the purchase price was allocated to the common unitholders and excludes the $14,000 estimated fair value of contingent consideration payable in the future. During the first quarter of 2018, the Partnership paid $20,000 of contingent consideration related to the Whitehall Contribution.
Recast Financial Results
The following table presents, on a supplemental basis, our recast revenues, net loss, net loss attributable to Hi-Crush Partners LP and net loss per limited partner unit giving effect to the Whitehall Contribution, as reconciled to the revenues, net loss, net loss attributable to Hi-Crush Partners LP and net loss per limited partner unit of the Partnership.

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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

4. Inventories
Inventories consisted of the following:

	March 31, 2018	December 31, 2017
Raw material	$767	$498
Work-in-process	7,224	18,739
Finished goods	24,608	22,892
Spare parts	2,338	2,143
Inventories	$34,937	$44,272

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Buildings	$21,579	$21,532
Mining property and mine development	383,644	381,653
Plant and equipment	391,019	389,197
Rail and rail equipment	55,783	55,783
Transload facilities and equipment	122,041	121,522
Construction-in-progress	15,954	14,454
Property, plant and equipment	990,020	984,141
Less: Accumulated depreciation and depletion	(90,698)	(84,983)
Property, plant and equipment, net	$899,322	$899,158

Depreciation and depletion expense was $7,799 and $4,829 during the three months ended March 31, 2018 and 2017, respectively.
The Partnership recognized a gain on the disposal of fixed assets of $24 during the three months ended March 31, 2018, which is included in general and administrative expenses on our Condensed Consolidated Statements of Operations. The Partnership did not dispose of any fixed assets during the three months ended March 31, 2017.

6. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
Revolving Credit Agreement	$—	$—
Term Loan Credit Facility	199,500	200,000
Less: Unamortized original issue discount	(1,922)	(1,992)
Less: Unamortized debt issuance costs	(3,533)	(3,643)
Other notes payable	2,097	3,054
Total debt	196,142	197,419
Less: current portion of long-term debt	(2,968)	(2,957)
Long-term debt	$193,174	$194,462

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Revolving Credit Agreement
On December 22, 2017, the Partnership entered into a second amended and restated credit agreement (the "Revolving Credit Agreement"), which matures on December 22, 2022, replacing its prior revolving credit agreement. As of March 31, 2018, the Revolving Credit Agreement, as amended, is a senior secured revolving credit facility that permits aggregate borrowings of up to $125,000, including a $30,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans.
As of March 31, 2018, we had $103,847 of undrawn borrowing capacity ($125,000, net of $21,153 letter of credit commitments) and no indebtedness under our Revolving Credit Agreement.
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
As of March 31, 2018, we are in compliance with the covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future, and access our undrawn borrowing capacity under our Revolving Credit Agreement, is dependent primarily on achieving certain levels of EBITDA, as defined. The Revolving Credit Agreement provides for an "equity cure" that can be applied to EBITDA covenant ratios. Refer to Note 8 - Equity for information regarding our equity distribution program.
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
Term Loan Credit Facility
On December 22, 2017, the Partnership entered into an amended and restated credit agreement (the "Term Loan Credit Agreement") providing for a senior secured term loan credit facility (the "Term Loan Credit Facility") that permits aggregate borrowings of up to $200,000, which was fully drawn on December 22, 2017, replacing its prior term loan credit agreement. The Term Loan Credit Agreement permits the Partnership, at its option, to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental term loan facility would be on terms to be agreed among the Partnership, the administrative agent and the lenders who agree to participate in the incremental facility. The maturity date of the Term Loan Credit Facility is December 22, 2024.
The Term Loan Credit Agreement is secured by substantially all assets of the Partnership. In addition, the Partnership’s subsidiaries have guaranteed the Partnership’s obligations under the Term Loan Credit Agreement and have granted to the lenders security interests in substantially all of their respective assets.
Borrowings under the Term Loan Credit Agreement bear interest at a rate equal to, at the Partnership’s option, either (1) a base rate plus an applicable margin of 2.75% per annum or (2) a Eurodollar rate plus an applicable margin of 3.75% per annum, subject to a LIBOR floor of 1.00%. Both base rate loans and Eurodollar loans are subject to a 0.25% rate increase during any period of time in which the Partnership does not have a public company family rating of B2 or better from Moody's Investors Service Inc. ("Moody's"). As of April 25, 2018, the credit rating of the Partnership’s senior secured term loan credit facility was B3 from Moody’s and B- from Standard and Poor’s.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of March 31, 2018, we were in compliance with the terms of the agreement.
As of March 31, 2018, we had $194,045 indebtedness ($199,500, net of $1,922 of discounts and $3,533 of debt issuance costs) under our Term Loan Credit Facility, which carried an interest rate of 6.31%.
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
The Partnership made prepayments of $957 and $962 during the three months ended March 31, 2018 and 2017, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. In April 2018, the Partnership made a prepayment of $968 based on the volume of sand extracted, delivered, sold and paid for through the first quarter of 2018. As of March 31, 2018, the Partnership had repaid in full the promissory notes due in October 2017 and December 2018 and had $2,097 outstanding on its remaining promissory note, which carried an interest rate of 0.74%.

7. Commitments and Contingencies
Customer Contracts
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from one to seven years. Through March 31, 2018, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.
Supplier Contracts
D & I Silica, LLC has entered into a long-term supply agreement with a supplier, which includes a requirement to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreement are not in excess of our current requirements.
Royalty Agreements
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $3,540 and $2,636 for the three months ended March 31, 2018 and 2017, respectively.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Property Value Guarantees
The Partnership entered into mining agreements and land use agreements with the Wisconsin municipalities of Bridge Creek, Lincoln, Springfield and Preston that contain property value guarantees ("PVG") for certain property owners in proximity to each mine. The respective PVGs establish a process whereby we guaranty fair market value to the owners of residential property specifically identified within the body of the PVG document. According to the terms of the PVGs, the property owner must notify us in the event they wish to sell the subject residence and additional acreage in certain instances. Upon such notice, the PVGs establish a process by which an appraisal is conducted and the subject property is appraised to establish fair market value and is listed with a real estate broker. In the event the property is sold within 180 days of listing, we agree to pay the owner any shortfall between the sales price and the established fair market value. In the event the property is not sold within the 180 days time frame, we are obligated to purchase the property for fair market value.
As of March 31, 2018, we have not accrued a liability related to the PVGs because it is not possible to estimate how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. As of March 31, 2018, the Partnership has paid $2,188 under these guarantees since inception.
Lease Obligations
The Partnership has long-term leases for railcars, equipment and certain of its terminals. The Partnership also has long-term operating leases with PropX for use of equipment manufactured and owned by PropX.
We have entered into service agreements with certain transload service providers which requires us to purchase minimum amounts of services over specific periods of time at specific locations. Our failure to purchase the minimum level of services would require us to pay shortfall fees.
As of March 31, 2018, future minimum operating lease payments and minimum purchase commitments are as follows:

Fiscal Year	Operating Leases	Minimum Purchase Commitments
2018 (remaining months)	$23,137	$4,185
2019	33,711	2,616
2020	31,574	2,296
2021	24,812	2,296
2022	18,036	2,296
Thereafter	18,011	1,871
	$149,281	$15,560

In addition, the Partnership has placed orders for additional leased railcars. Such long-term operating leases commence upon the future delivery of 700 railcars, which are scheduled to be delivered beginning in the second quarter of 2018.
Contingent Consideration
As described in Note 3 - Acquisitions, the Partnership may pay the sponsor up to $65,000 of contingent consideration related to the Whitehall Contribution.  Additionally, the Partnership acquired all of the outstanding membership interests in Blair (the "Blair Contribution") from our sponsor in 2016. The Partnership may pay the sponsor up to $10,000 of contingent consideration over a two-year period in connection with the Blair Contribution. The payments of contingent consideration for the Whitehall Contribution and Blair Contribution are based on achievement of certain levels of Adjusted EBITDA in 2017 and 2018.  Achievement of these threshold levels of Adjusted EBITDA, as defined in each of the contribution agreements, will be dependent on the quantity of volumes sold and related prices, which are forecasted at levels above current market prices.  The Partnership’s ability to meet such thresholds will be affected by events and circumstances beyond its control.  If market or other economic conditions remain the same or deteriorate, the thresholds may not be met. If the thresholds are not attained during each of the contingency periods, no payment will be owed to the sponsor. For the year ended December 31, 2017, the Partnership's Adjusted EBITDA exceeded the threshold levels, triggering a payment of $5,000 and $20,000 related to the Blair Contribution and Whitehall Contribution, respectively, in March 2018 to our sponsor.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

A 10% increase or decrease in the achievement of Adjusted EBITDA versus current forecasts for the measurement periods could result in a range of potential payments under these arrangements which could differ from the current estimated fair value of the liabilities based on our current forecasts.  The following table outlines the remaining original fair value reflected as the carrying value in the financial statements, the range of minimum and maximum undiscounted payments, and a sensitivity calculation of the current estimated fair value and sensitivities based on achieving Adjusted EBITDA levels 10% above or below the Partnership’s current forecasted results as of March 31, 2018.  Based on the significant estimates and assumptions included in the analysis, actual results could differ from these estimates.

		Undiscounted Payments		Sensitivity Analysis
Transaction	Carrying Value of Liability	Minimum	Maximum	Current Estimated Fair Value	-10% Adjusted EBITDA	+10% Adjusted EBITDA
Blair Contribution	$3,000	$—	$5,000	$2,282	$2,282	$2,282
Whitehall Contribution	$4,000	$—	$45,000	$11,409	$—	$11,409

Litigation
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

8. Equity
During the second quarter of 2017, our sponsor distributed its 20,693,643 common units in the Partnership to its members. As of March 31, 2018, our management team, together with our general partner's board of directors have a 11% direct ownership interest in our limited partnership units. In addition, our sponsor is the owner of our general partner.
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
The following table presents information with respect to repurchases of common units made by the Partnership during the periods presented, which were retired upon repurchase:

	Three Months Ended
	March 31,
	2018	2017
Number of units purchased	753,090	—
Average price paid per unit including commission	$12.52	$—
Total cost	$9,426	$—

As of March 31, 2018, the Partnership has repurchased a total of 2,783,253 common units for a total cost of $29,426, with $70,574 remaining under its approved unit buyback program.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Equity Distribution Agreement
On January 4, 2017, the Partnership entered into an equity distribution program with certain financial institutions (each, a "Manager") under which we may sell, from time to time, through or to the Managers, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. The Partnership has not issued any common units under this equity distribution program through the date of this filing.
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
During the three months ended March 31, 2018 and 2017, no income was allocated to our holders of incentive distribution rights.
Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our limited partner unitholders and our holders of incentive distribution rights will receive.
Our most recent distributions have been as follows:

Declaration Date	Amount Declared Per Unit	Record Date	Payment Date	Payment to Limited Partner Units	Payment to Holders of Incentive Distribution Rights
October 16, 2017	$0.1500	October 31, 2017	November 14, 2017	$13,656	$—
January 17, 2018	$0.2000	February 1, 2018	February 13, 2018	$17,809	$—
April 18, 2018	$0.2250	May 1, 2018	May 15, 2018	$19,888	$—

Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Three Months Ended
	March 31,
	2018	2017
Basic common units outstanding	88,870,379	73,586,987
Potentially dilutive common units	1,302,939	—
Diluted common units outstanding	90,173,318	73,586,987

For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units. Incentive distribution rights are treated as participating securities.
Diluted earnings per unit excludes any dilutive awards granted (see Note 9 - Unit-Based Compensation) if their effect is anti-dilutive. Diluted earnings per unit for the three months ended March 31, 2018, includes the dilutive effect of all 1,302,939 phantom units granted and outstanding at the assumed number of units which would have vested if the performance period had ended on March 31, 2018. During the three months ended March 31, 2017, the Partnership incurred a net loss and, as a result, all 566,539 phantom units of potentially dilutive awards granted and outstanding were excluded from the diluted earnings per unit calculation.
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
As described in Note 1, the Partnership's historical financial information has been recast to combine Whitehall and Other Assets for all periods presented. The amounts of incremental income or losses recast to periods prior to the Whitehall Contribution are excluded from the calculation of net income per limited partner unit.
The following tables provide a reconciliation of net income (loss) and the assumed allocation of net income (loss) under the two-class method for purposes of computing net income (loss) per limited partner unit for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$19,888	$19,888
Assumed allocation of earnings in excess of distributions	854	33,207	34,061
Assumed allocation of net income	$854	$53,095	$53,949

Earnings per limited partner unit - basic		$0.60
Earnings per limited partner unit - diluted		$0.59

	Three Months Ended March 31, 2017
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of distributions in excess of loss	—	(6,831)	(6,831)
Add back recast losses attributable to Whitehall and Other Assets through March 15, 2017	—	1,471	1,471
Assumed allocation of net loss	$—	$(5,360)	$(5,360)

Loss per limited partner unit - basic		$(0.07)
Loss per limited partner unit - diluted		$(0.07)

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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2017	346,141	$14.56
Vested	(50,850)	$36.62
Forfeited	(5,650)	$36.62
Outstanding at March 31, 2018	289,641	$10.18

As of March 31, 2018, total compensation expense not yet recognized related to unvested PPUs was $1,631, with a weighted average remaining service period of 1.4 years.
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2017	1,036,592	$10.97
Vested	(49,122)	$26.02
Granted	38,023	$11.61
Forfeited	(12,195)	$9.70
Outstanding at March 31, 2018	1,013,298	$10.28

As of March 31, 2018, total compensation expense not yet recognized related to unvested TPUs was $6,723, with a weighted average remaining service period of 2.1 years.
Director Unit Grants
The Partnership issued 36,109 and 29,148 common units to certain of its directors during the three months ended March 31, 2018 and 2017, respectively.

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
Based on the current elected contributions, the participants will have the right to purchase an aggregate of approximately 347,000 common units. As of March 31, 2018, total accumulated contributions of $438 from directors under the Second 2017 UPP is maintained within accrued and other current liabilities on our Condensed Consolidated Balance Sheet.
Compensation Expense
The following table presents total unit-based compensation expense:

	Three Months Ended
	March 31,
	2018	2017
Performance Phantom Units	$343	$374
Time-Based Phantom Units	1,239	638
Director and other unit grants	119	127
Unit Purchase Programs	100	39
Total compensation expense	$1,801	$1,178

10. Revenues
As described in Note 2, on January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective method. In accordance with ASC Topic 606, the Partnership recognizes revenue at the point in time control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

The majority of our contracts are frac sand contracts that have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For the portion of our contracts that contain multiple performance obligations, such as work orders containing a combination of product, transportation, equipment rentals, and labor services, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations.
Disaggregation of Revenues
The following table presents our revenues disaggregated by contractual relationships:

	Three Months Ended
	March 31,
	2018	2017
Sales to contract customers	$164,067	$55,897
Spot sales	27,417	27,371
Frac sand sales revenues	191,484	83,268
Other revenues	26,629	96
Total revenues	$218,113	$83,364

Practical Expedients and Exemptions
We have elected to use the practical expedients allowed under ASC 606-10-50-14, pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue. We have various long-term contracts with minimum purchase and supply requirements with terms expiring between 2018 and 2024. The remaining performance obligations are primarily comprised of unfulfilled product, transportation service, and labor service orders, some of which hold a remaining duration of less than one year. Our transaction price for volumes and services under these contracts is based on timing of customer orders, points of sale, mix of products sold, impact of market conditions and potential contract negotiations, which have not yet been determined and therefore the price is variable in nature. The long term portion of deferred revenue represents customer prepayments for which related current performance obligations do not yet exist, but are expected to arise, before the expiration of the term.
Deferred Revenues
As of March 31, 2018, the Partnership has recorded a total liability of $10,707 for prepayments of future deliveries of frac sand. These prepayments are refundable in the event that the Partnership is unable to meet the minimum sand volumes required under the contract. We expect to recognize these revenues over the next 2.4 years.
Changes in deferred revenues consisted of the following:

Balance at December 31, 2017	$11,783
Collection of prepayments	—
Revenues recognized	(1,076)
Balance at March 31, 2018	$10,707

11. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the "Services Agreement") with our general partner, Hi-Crush Services LLC ("Hi-Crush Services") and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended March 31, 2018 and 2017, the Partnership incurred $1,875 and $1,292, respectively, of management and administrative service expenses from Hi-Crush Services.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of March 31, 2018, an outstanding balance of $8,821 payable to our sponsor is maintained as a current liability under the caption "Due to sponsor".
On September 8, 2016, the Partnership entered into an agreement to become a member of PropX, which is accounted for as an equity method investment. As of March 31, 2018 and December 31, 2017, the Partnership purchased $7,537 and $6,593, respectively, of equipment from PropX, which is reflected in property, plant and equipment. As of March 31, 2018 and December 31, 2017, the Partnership had accounts payable of $325 and $1,273, respectively, to PropX, which is reflected in accounts payable on our Condensed Consolidated Balance Sheet. In addition to equipment purchases, during the three months ended March 31, 2018 and 2017, we incurred $360 and $265, respectively, of lease expense for the use of PropX equipment, which is reflected in cost of goods sold. During the three months ended March 31, 2018, we made a lease prepayment of $3,211 for the use of PropX equipment.
During the three months ended March 31, 2018 and 2017, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company ("Alston Companies"), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who is a director of our general partner, has an ownership interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.

12. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand to its customers. It conducts operations through its one operating segment titled "Frac Sand Sales". This reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

13. Subsequent Events
On April 18, 2018, our general partner's board of directors declared a cash distribution for the first quarter of 2018 totaling $19,888, or $0.225 per common unit. This distribution will be paid on May 15, 2018 to unitholders of record on May 1, 2018. No distributions were declared for our holders of incentive distribution rights.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and accompanying notes in "Item 1. Financial Statements" contained herein and our audited financial statements as of December 31, 2017, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 20, 2018. The information provided below supplements, but does not form part of, our unaudited condensed financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See "Forward-Looking Statements" in this Quarterly Report on Form 10-Q. All amounts are presented in thousands except tonnage, acreage or per unit data, or where otherwise noted.
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
We sell a substantial portion of the frac sand we produce to customers with whom we have long-term contracts. We are in discussions with various existing and potential customers regarding new long-term contracts for varying terms and volume commitments. As of April 1, 2018, the average remaining contract terms from our long-term contracts was 2.5 years with remaining terms ranging from 9 to 81 months.
Our Assets and Operations
We own and operate five production facilities located in Wisconsin and Texas. Our Wisconsin production facilities are equipped with on-site transportation infrastructure capable of accommodating unit trains connected to the Union Pacific Railroad mainline or the Canadian National Railroad mainline. Our Texas production facility has 15,000 tons of on-site silo storage capacity and has infrastructure capable of direct loading into trucks. The following table provides a summary of our production facilities as of December 31, 2017:

Mine/Plant Name	Mine/Plant Location	In-Service Date	Area (in acres)	Annual Capacity	Proven Reserves (in thousands of tons)
Wyeville facility	Wyeville, WI	June 2011	971	1,850,000	74,072
Augusta facility	Augusta, WI	June 2012	1,187	2,860,000	38,582
Blair facility	Blair, WI	March 2016	1,285	2,860,000	114,922
Whitehall facility	Whitehall, WI	Sept 2014	1,447	2,860,000	78,157
Kermit facility	Kermit, TX	July 2017	1,226	3,000,000	103,580
According to John T. Boyd Company ("John T. Boyd"), our proven reserves at our facilities consist of frac sand exceeding American Petroleum Institute ("API") specifications. Analysis of sand at our facilities by independent third-party testing companies indicates that they demonstrate characteristics exceeding of API specifications with regard to crush strength, turbidity and roundness and sphericity. Based on third-party reserve reports by John T. Boyd, as of December 31, 2017, we have an implied average reserve life of 30 years, assuming production at the rated capacity of 13,430,000 tons of frac sand per year.
As of March 31, 2018, we own or operate 12 terminal locations throughout Colorado, Pennsylvania, Ohio, New York and Texas, of which two are idled and seven are capable of accommodating unit trains. Our terminals include approximately 109,000 tons of rail storage capacity and approximately 140,000 tons of silo storage capacity. We are continuously looking to increase the number of terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements.
Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of March 31, 2018, we leased or owned 4,238 railcars used to transport sand from origin to destination and managed a fleet of 2,422 additional railcars dedicated to our facilities by our customers or the Class I railroads. In addition, the Partnership has placed orders for an additional 700 leased railcars, which are scheduled to be delivered beginning in the second quarter of 2018.

In September 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last mile logistics equipment for the proppant industry. In October 2016, the Partnership began providing to customers its PropStream integrated logistics service, which involves loading frac sand at in-basin terminals into PropX containers before being transported by truck to the wellsite. At the wellsite, we believe the PropX proprietary conveyor system, PropBeast®, significantly reduces noise and dust emissions due to its fully enclosed environment. As of March 31, 2018, we owned 28 PropBeast conveyors and leased 1,753 containers from PropX.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts which have current terms expiring between 2018 and 2024. Each contract defines the minimum volume of frac sand that the customer is required to purchase, the volume that we are required to make available, the technical specifications of the product and the price per ton. In 2017, we began to revise the pricing structure in our contracts for sand sourced from our Wisconsin facilities to be based on market pricing. Our contracts for sand sourced from our Kermit facility are generally fixed price for the life of the contract. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. Delivery of sand to our customers may occur at the production facility, rail origin, terminal or wellsite.
We generate other revenues through the performance of our PropStream logistics service, which includes transportation, equipment rental, and labor services, and through activities performed at our in-basin terminals, including transloading sand for counterparties, and lease of storage space and other services performed on behalf of our customers.
Some of our production facilities are located in regions with sustained freezing temperatures during the winter months. As such, it is industry practice to halt excavation activities and operation of the wet plant during those months and therefore, we excavate and wash sand in excess of current delivery requirements during the months when our Wisconsin facilities are operational. This excess sand is placed in stockpiles that feed the dry plant and fill customer orders throughout the year.
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
We pay royalties to third parties at our Wisconsin facilities at various rates, as defined in the individual royalty agreements. During the third quarter of 2016, the Partnership entered into an agreement to terminate certain existing royalty agreements for $6,750, of which $3,375 was paid during each of September 2017 and 2016. As a result of this agreement, the Partnership reduced its ongoing future royalty payments to the applicable counterparties for each ton of frac sand that is excavated, processed and sold to the Partnership’s customers. We currently pay an aggregate rate up to $5.15 per ton of sand excavated from our Wisconsin facilities, delivered to and paid for by our customers. No royalties are due on the sand extracted, processed and sold from our Kermit facility.
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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Reconciliation of distributable cash flow to net income (loss):
Net income (loss)	$53,949	$(6,831)
Depreciation and depletion expense	7,799	4,829
Amortization expense	421	420
Interest expense	3,461	2,927
EBITDA	65,630	1,345
(Earnings) loss from equity method investments	(1,166)	566
Adjusted EBITDA	64,464	1,911
Less: Cash interest paid	(3,266)	(2,554)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(4,675)	(1,845)
Add: Accretion of asset retirement obligations	126	114
Add: Unit-based compensation	1,801	1,178
Distributable cash flow	58,450	(1,196)
Adjusted for: Distributable cash flow attributable to assets contributed by the sponsor, prior to the period in which the contribution occurred (b)	—	1,247
Distributable cash flow attributable to Hi-Crush Partners LP	58,450	51
Less: Distributable cash flow attributable to holders of incentive distribution rights	(2,047)	—
Distributable cash flow attributable to limited partner unitholders	$56,403	$51

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

(b)
The Partnership's historical financial information has been recast to consolidate Hi-Crush Whitehall LLC, 2.0% equity interest in Hi-Crush Augusta LLC and PDQ Properties LLC for the periods leading up to their contribution into the Partnership. For purposes of calculating distributable cash flow attributable to Hi-Crush Partners LP, the Partnership excludes the incremental amount of recast distributable cash flow earned during the periods prior to the contributions.

Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future principally for the following reasons:

•
We commenced operations at our Kermit production facility on July 31, 2017. The Kermit facility commenced operations and sales of frac sand during the third quarter of 2017, resulting in an increase in volumes produced and delivered during the three months ended March 31, 2018 as compared to the same period of 2017.

•
Our Whitehall production facility was temporarily idled from the second quarter of 2016 through March 2017. The Whitehall facility was temporarily idled during the second quarter of 2016. The Partnership resumed production at the Whitehall facility in March 2017, resulting in an increase in volumes produced and delivered during the three months ended March 31, 2018 as compared to the same period of 2017.

•
During the fourth quarter of 2016, we launched PropStream, our integrated logistics service, which delivers proppant into the blender at the wellsite. Accordingly, our financial statements reflect an increase in frac sand sales, other service revenues and logistics costs during the three months ended March 31, 2018 as compared to the same period of 2017.

Market Conditions
Exploration and production activity increased throughout 2017, as demonstrated by the growth in the reported Baker Hughes U.S. land rig count from a low average of 380 rigs in May 2016 to 909 rigs as of December 31, 2017. While still well below the high average of 1,859 rigs in November 2014, drilling and completions efficiencies have continued to experience significant technological and operational improvements. As a result, it is estimated that approximately 900 rigs are capable of generating the same amount of completion and service intensity as 2,000 rigs did in 2014. The energy industry's outlook for 2018 activity levels includes oil and natural gas prices and drilling opportunities that would support an average of 1,000 rigs in 2018. As of March 29, 2018, the U.S. land rig count totaled 977 rigs, reflecting an increase of 7% since the end of 2017 and 22% since the same time in the prior year. Well completion activity would similarly be expected to increase over the next several quarters, which, when coupled with higher usage of frac sand per well, is forecasted to result in an increased strong positive influence on demand for raw frac sand. The industry expects the U.S. frac sand market to demand approximately 110 million tons of frac sand in 2018, up significantly from 2017 and historical levels.
We expect frac sand supply to lag ongoing growth in demand over the coming months and quarters. While stated frac sand capacity may exceed the expectations for near-term demand, available industry capacity is constrained due to several factors, including availability of the grades of frac sand that are currently in demand, general operating conditions and normal downtime, and logistics constraints. In response to growing demand for U.S. frac sand, the industry is developing additional capacity over the next 12 to 18 months, particularly in the Permian Basin.
We do not expect the stated or completed amount of in-basin Permian supply to be available in the volumes, grades or timeframes needed to efficiently meet the rapid increase in demand. The advent of sand supply available closer to the wellsite in the Permian Basin may cause a shift in consumption over time from Northern White sand to in-basin Permian sand supply. However, we believe this shift will be specific to finer mesh sizes of sand, particularly 100 mesh which is the principal grade produced in the Permian Basin. We believe coarser grades of sand, including 40/70, 30/50 and 20/40 mesh will continue to be supplied in the Permian Basin out of Northern White supply, while Northern White supply of 100 mesh is likely to shift to meet the demand for sand in other major basins not efficiently serviced with any other sources of supply. While these shifts may cause periodic mismatches of supply and demand in particular basins and for certain grades, we do not believe there will be a long-term oversupply of sand given the projections of increasing demand.
Beginning in the fourth quarter of 2016 and continuing throughout 2017, rig count and well completion activity increased meaningfully over levels experienced in the middle of 2016. Demand for proppant increased at a higher rate than well completion activity due to continued increases in frac sand intensity per well. During the same time frame, frac sand supply increased at a slower rate, despite resumption of operations at several previously idled mines. This dynamic led to a dramatic improvement in frac sand pricing during the first quarter of 2017, which has continued to increase throughout 2017 and into 2018.
Given the industry’s expectation of continued growth in frac sand demand, combined with our forecast for a slower pace of supply growth and other factors, we expect the preservation of a constructive environment for pricing stability or improvement. Since the beginning of 2018, several Permian Basin mines have started operations but are not believed to be near or at full nameplate capacity at this time. We estimate that approximately 2 million tons of in-basin Permian sand, including that from our Kermit facility, was delivered and sold in the first quarter of 2018.
In response to improving frac sand demand that began to emerge in 2017, we prepared our production idled facilities, Whitehall and the Augusta wet plant, to resume full operations. During the first quarter of 2017, we fully re-staffed our facilities and removed all railcars from long-term storage. In the third quarter of 2017, we commenced operations at our fifth plant, the Kermit facility in the Permian Basin. During the past two years, we continued to invest in our network of owned and operated terminals to reduce our cost of delivering sand in-basin, including the completion of our Pecos terminal in October 2017. Currently all five of our frac sand production facilities are in operation and operating at high levels of utilization.
As noted above, industry supply of frac sand was reduced in the first quarter of 2018 as a result of extreme weather and Class-1 rail service issues. These issues impacted our ability to ship as many unit trains of sand as planned, however, the investments made in our owned and operated terminals and forward-placing of sand in basin, combined with full-utilization production from our Kermit facility, enhanced our ability to effectively meet the needs of our customers.

The following table presents sales, volume and pricing comparisons for the first quarter of 2018, as compared to the fourth quarter of 2017:

	Three Months Ended
	March 31,	December 31,		Percentage
	2018	2017	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$191,484	$212,432	$(20,948)	(10)%
Tons sold	2,617,627	2,985,115	(367,488)	(12)%
Average price per ton sold	$73	$71	$2	3%
Revenues generated from the sale of frac sand decreased due to the sequential decrease in sales volumes, offset with the generally higher pricing during the first quarter of 2018. Our average sales price per ton sold increased to $73 per ton in the first quarter of 2018 from $71 per ton in the fourth quarter of 2017, due to continued strong demand for frac sand coupled with limited supply. Revenues decreased as a result of fewer tons sold, offset by increased pricing. Tons sold during the first quarter of 2018 were 12% lower than the fourth quarter of 2017 primarily due to service issues from the Class-1 railroads resulting in 28% fewer unit train shipments, partially offset by increased sales volumes from the Kermit facility which operated at higher utilization in the first quarter of 2018 as compared to the fourth quarter of 2018.
Results of Operations
The following table presents revenues and expenses for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Revenues	$218,113	$83,364
Costs of goods sold:
Production costs	43,512	22,172
Logistics costs	98,471	49,911
Depreciation, depletion and amortization	7,799	4,828
Gross profit	68,331	6,453
Operating costs and expenses	12,087	9,791
Income (loss) from operations	56,244	(3,338)
Other income (expense):
Earnings (loss) from equity method investments	1,166	(566)
Interest expense	(3,461)	(2,927)
Net income (loss)	$53,949	$(6,831)
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenues
The following table presents sales, volume and pricing comparisons for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017:

	Three Months Ended
	March 31,			Percentage
	2018	2017	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$191,484	$83,268	$108,216	130%
Tons sold	2,617,627	1,384,887	1,232,740	89%
Average price per ton sold	$73	$60	$13	22%

Revenues generated from the sale of frac sand were $191,484 and $83,268 for the three months ended March 31, 2018 and 2017, respectively, during which we sold 2,617,627 and 1,384,887 tons of frac sand, respectively. The volume increase is a result of dramatically improving market conditions year over year as well as increased production capacity availability following the resumption of operations at the Whitehall facility in March 2017 and the commencement of operations at the Kermit facility in July 2017. Average sales price per ton was $73 and $60 for the three months ended March 31, 2018 and 2017, respectively. The average sales price between the two periods differs due to changes in improving industry market conditions, including generally short supply of frac sand with increasing demand in 2017 and continuing into 2018, and the resulting sales price trends, as well as the impact of the mix in pricing of volumes sold FOB plant, in-basin via our terminal network or at the wellsite as volumes sold in-basin via our terminal network and at the wellsite increased by 81%. Pricing in the first three months of 2018 generally was significantly higher than the first three months of 2017.
Other revenues related to PropStream integrated logistics services and activities performed at our in-basin terminals, including transloading, railcar storage, silo storage and other services was $26,629 and $96 for the three months ended March 31, 2018 and 2017, respectively. The increase in other revenues is a direct result of increased activity levels, and increased use of our PropStream integrated logistics services by our customers.
Costs of Goods Sold – Production Costs
We incurred production costs of $43,512 and $22,172 for the three months ended March 31, 2018 and 2017, respectively. The increase in production costs for the three months ended March 31, 2018 was primarily attributable to an increase in volumes being produced and delivered from our production facilities compared to the same period in 2017, coupled with having all five of our production facilities in operation during the majority of 2017. For the three months ended March 31, 2018 and 2017, we purchased $6,115 and $1,047, respectively, of sand from other suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $98,471 and $49,911 for the three months ended March 31, 2018 and 2017, respectively, reflecting an 81% increase in volumes sold in-basin via our terminal network and at the wellsite, resulting in the nearly doubling of our logistics costs. During the three months ended March 31, 2017, we incurred $794 of costs associated with the storage of idled railcars and one-time costs to remove our remaining railcars out of storage and back into service.
Costs of Goods Sold – Depreciation, Depletion and Amortization of Intangible Assets
For the three months ended March 31, 2018 and 2017, we incurred $7,799 and $4,828, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation. The increase was driven by an increase in mining activity at our Wisconsin production facilities, coupled with an increased asset base in 2017, including the construction and commencement of operations at the Kermit production facility.
Gross Profit
Gross profit was $68,331 and $6,453 for the three months ended March 31, 2018 and 2017, respectively. Gross profit percentage increased to 31.3% in the first three months of 2018 from 7.7% in the first three months of 2017. The increase was driven by increased prices and volumes in the first quarter of 2018 compared to 2017.
Operating Costs and Expenses
For the three months ended March 31, 2018, we incurred total operating costs and expenses of $12,087 primarily attributable to general and administrative expenses of $10,940. During the three months ended March 31, 2018, the Partnership incurred $1,000 of other operating expenses related to the settlement of a contract dispute. The increase in general and administrative expenses during the three months ended March 31, 2018, was primarily due to increased headcount as a result of the growth of the business, particularly by our logistics related functions, as compared to the same period in 2017.
For the three months ended March 31, 2017, we incurred total operating costs and expenses of $9,791, which included general and administrative expenses of $9,677. General and administrative expenses for the three months ended March 31, 2017 also included $516 in transaction costs associated with the Whitehall Contribution and $325 of other business development costs.
Earnings (Loss) from Equity Method Investments
During the three months ended March 31, 2018, the Partnership recognized earnings of $1,166, compared to a loss of $(566) for the three months ended March 31, 2017, from its equity method investment in PropX representing its proportionate share of PropX's operating results during the periods. The earnings during the three months ended March 31, 2018 were driven by increased rentals of containers and sales of conveyors by PropX. The loss during the three months ended March 31, 2017 was driven by initial start-up and legal costs incurred since the formation of the joint venture in September 2016.

Interest Expense
Interest expense was $3,461 and $2,927 for the three months ended March 31, 2018 and 2017, respectively, principally associated with the interest on our term loan. The increase in interest expense during the 2018 period was primarily driven by the refinancing of our Term Loan Credit Facility during the fourth quarter of 2017 and a temporary rate increase of 0.25% to our Eurodollar rate due to our Term Loan being rated B3 by Moody's Investor Service Inc. ("Moody's").
Net Income (Loss)
Net income was $53,949 for the three months ended March 31, 2018, compared to a net loss of $(6,831) for the three months ended March 31, 2017.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our Revolving Credit Agreement, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of April 25, 2018, our sources of liquidity consisted of $14,067 of available cash and $103,847 pursuant to available borrowings under our Revolving Credit Agreement ($125,000, net of $21,153 letter of credit commitments) and had no indebtedness. We may also sell, from time to time, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000 under an equity distribution program. Our general partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for working capital, capital expenditures, funding debt service obligations, making distributions to our unitholders and any repurchases of common units.
Revolving Credit Agreement and Senior Secured Term Loan Facility
As of April 25, 2018, we have a $125,000 senior secured Revolving Credit Agreement, which matures in December 2022. As of April 25, 2018, we had $103,847 of undrawn borrowing capacity ($125,000, net of $21,153 letter of credit commitments) and had no indebtedness under our Revolving Credit Agreement. The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. The Revolving Credit Agreement requires compliance with customary financial covenants, which are a maximum leverage ratio of 3.25x, a minimum interest coverage ratio of 2.5x and an asset coverage ratio of 1.5x. The Revolving Credit Agreement generally permits repurchases of common units.
As of March 31, 2018, we are in compliance with the covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future, and access our undrawn borrowing capacity under our Revolving Credit Agreement, is dependent primarily on achieving certain levels of EBITDA, as defined.
As of April 25, 2018, we have a $200,000 Term Loan Credit Facility, which matures in December 2024. As of April 25, 2018, the Term Loan Credit Facility was fully drawn with a $199,500 balance outstanding. The Term Loan Credit Facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental Term Loan Credit Facility would be on terms to be agreed among us, the administrative agent under the Term Loan Credit Facility and the lenders who agree to participate in the incremental facility.
Borrowings under our Revolving Credit Agreement and Term Loan Credit Facility are secured by substantially all of our assets. In addition, our subsidiaries have guaranteed our obligations under both credit agreements and have granted the lenders security interests in substantially all our their respective assets. For additional information regarding our Revolving Credit Agreement and our Term Loan Credit Facility, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Ratings
As of April 25, 2018, the credit rating of the Partnership’s Term Loan Credit Facility was B3 from Moody’s and B- from Standard and Poor’s.
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
Equity Distribution Agreement
On January 4, 2017, the Partnership entered into an equity distribution program with certain financial institutions (each, a "Manager") under which we may sell, from time to time, through or to the Managers, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. As of April 25, 2018, the Partnership had not issued any common units under this equity distribution program.
Distributions
On April 18, 2018, our general partner's board of directors declared a cash distribution for the first quarter of 2018 of $0.225 per common unit, or $0.90 on an annualized basis, and no distribution was declared for our holders of incentive distribution rights. This distribution will be paid on May 15, 2018 to unitholders of record on May 1, 2018. This quarterly distribution equates to approximately $19,888 per quarter, or $79,552 per year, based on the number of common units currently outstanding. We intend to pay a quarterly distribution to the extent we have sufficient operating surplus, as defined in our partnership agreement, and cash generated from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal or contractual obligation to pay distributions.
Unit Buyback Program
On October 17, 2017, the Partnership announced that the board of directors of our general partner approved a unit buyback program of up to $100,000. The repurchase program does not obligate the Partnership to repurchase any specific dollar amount or number of units and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. During the first quarter of 2018, the Partnership repurchased 753,090 common units for a cost of $9,426. As of April 25, 2018, the Partnership has repurchased a total of 2,783,253 common units for a total cost of $29,426, with $70,574 remaining under its approved unit buyback program.
Capital Requirements
Capital expenditures totaled $11,873 during the three months ended March 31, 2018, primarily related to continued investment in equipment for PropStream and normal maintenance capital expenditures, including overburden removal, at our production facilities and terminals. We plan to spend $35,000 to $45,000 on capital expenditures during 2018.
Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Partnership's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestures or organic capital expenditures. As of March 31, 2018, we had a positive working capital balance of $82,484 as compared to a balance of $93,029 at December 31, 2017.

The following table summarizes our working capital as of the dates indicated.

	March 31, 2018	December 31, 2017
Current assets:
Accounts receivable, net	$134,982	$139,448
Inventories	34,937	44,272
Prepaid and other current assets	6,081	2,832
Total current assets	176,000	186,552
Current liabilities:
Accounts payable	43,096	46,794
Accrued and other current liabilities	37,200	29,931
Current portion of deferred revenues	4,399	4,399
Due to sponsor	8,821	12,399
Total current liabilities	93,516	93,523
Working capital	$82,484	$93,029
Accounts receivable decreased $4,466 during the three months ended March 31, 2018, reflecting decreased volumes sold as compared to the fourth quarter of 2017.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. The decrease in our inventory of $9,335 was primarily driven by wintertime depletion of the washed sand stockpiles at our Wisconsin production facilities offset by increased in-basin finished goods inventory at March 31, 2018 as compared to December 31, 2017, as we had more on-line production capacity available to forward place product.
Prepaid and other current assets increased $3,249 during the three months ended March 31, 2018, primarily due to a prepayment of $3,211 for the lease of PropX equipment.
Accounts payable and accrued liabilities increased by $3,571 on a combined basis, primarily reflecting the remaining original fair value of contingent consideration recorded to other current liabilities in the first quarter of 2018, offset by decreased volumes sold as compared to the fourth quarter of 2017.
Current portion of deferred revenues represent prepayments from customers for future deliveries of frac sand to be made within the next twelve months.
Our balance due to our sponsor decreased $3,578 during the three months ended March 31, 2018, primarily due to timing of payments to our sponsor.
The following table provides a summary of our cash flows for the periods indicated.

	Three Months Ended
	March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$67,385	$3,706
Investing activities	(9,006)	(364,615)
Financing activities	(53,928)	411,886
Cash Flows - Three Months Ended March 31, 2018 and 2017
Operating Activities
Net cash provided by operating activities was $67,385 for the three months ended March 31, 2018, compared to $3,706 for the three months ended March 31, 2017. Operating cash flows include net income of $53,949 and a net loss of $6,831 during the three months ended March 31, 2018 and 2017, respectively, adjusted for non-cash operating expenses and the changes in operating assets and liabilities described above. The increase in cash flows from operations was primarily attributable to increased sales and gross profit margins in the first quarter of 2018 as compared to the first quarter of 2017.

Investing Activities
Net cash used in investing activities was $9,006 for the three months ended March 31, 2018, and consisted of $2,867 proceeds from the sale of property, plant and equipment and $11,873 of capital expenditures primarily related to continued investment in equipment for PropStream and normal maintenance capital expenditures, including overburden removal, at our production facilities and terminals.
Net cash used in investing activities was $364,615 for the three months ended March 31, 2017, and consisted of the $140,000 cost of the Whitehall Contribution, $200,067 cost of the Permian Basin Sand asset acquisition, $4,168 of equity method investments and $20,380 of capital expenditures related to the construction of our Kermit facility and our new terminal facility in Pecos, Texas.
Financing Activities
Net cash used in financing activities was $53,928 for the three months ended March 31, 2018, and was comprised of $25,000 payment of contingent consideration to our sponsor, $9,426 of repurchases of common units under the unit buyback program, $17,809 distributions paid to our unitholders, $127 of payments on accrued distribution equivalent rights, $109 of loan origination costs and $1,457 of repayments on long-term debt.
Net cash provided by financing activities was $411,886 for the three months ended March 31, 2017, and was comprised of $412,667 net proceeds from the issuance of 23,575,000 common units, $456 of advances received from our sponsor, $225 of proceeds from participants in our unit purchase program, offset by $1,462 of repayments on long-term debt.
Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "may," "should," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "hope," "plan," "estimate," "anticipate," "could," "believe," "project," "budget," "potential," "likely," or "continue," and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 20, 2018. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and as such should not consider the following to be a complete list of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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
Interest Rate Risk
As of March 31, 2018, we had $199,500 of principal outstanding under our senior secured term loan facility, with an effective interest rate of 6.31%. Assuming no change in the amounts outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $1,259 per year.
Credit Risk – Customer Concentration
During the three months ended March 31, 2018, approximately 54% of our revenues were earned from our four largest customers. Our customers are generally pressure pumping service providers and oil and gas exploration and production companies. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or we are unable to renew or replace these customer relationships, our gross profit and cash flows may be adversely affected.
Recent Accounting Pronouncements
Refer to Note 2 - Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report for a description of recent accounting pronouncements.
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
A discussion of our significant accounting policies is included in Note 2 - Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed with the SEC on February 20, 2018. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, asset retirement obligations, depletion of mineral rights, inventory valuation, valuation of unit-based compensation, estimated fair value of contingent consideration in the future and impairment of long-lived and intangible assets.

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

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 20, 2018. There have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unit Buyback Program
The following table presents information with respect to repurchases of common units made by the Partnership during the three months ended March 31, 2018 (in thousands, except number of units and per unit amounts):

	Total Number of Units Purchased	Average Price Paid Per Unit Including Commission	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Units that May Yet be Purchased Under the Plans or Programs (a)
January 1, 2018 to January 31, 2018	—	$—	—	$80,000
February 1, 2018 to February 28, 2018	164,000	$12.19	164,000	$78,001
March 1, 2018 to March 31, 2018	589,090	$12.61	589,090	$70,574
	753,090		753,090

(a)
On October 17, 2017, the Partnership announced that the board of directors of our general partner approved a unit buyback program of up to $100,000. The repurchase program does not obligate the Partnership to repurchase any specific dollar amount or number of units and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. During the first quarter of 2018, the Partnership repurchased 753,090 common units for a cost of $9,426.

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

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	May 1, 2018	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

HI-CRUSH PARTNERS LP
EXHIBIT INDEX

Exhibit Number	Description
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

23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 20, 2018).
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