Form 10-Q
period 2018-06-30
Hi-Crush Partners LP
filed 2018-08-02
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of July 25, 2018, there were 88,392,179 common units outstanding.

HI-CRUSH PARTNERS LP

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$25,433	$5,662
Accounts receivable, net (Note 2)	145,627	139,448
Inventories (Note 4)	44,827	44,272
Prepaid expenses and other current assets	5,846	2,832
Total current assets	221,733	192,214
Property, plant and equipment, net (Note 5)	923,499	899,158
Intangible assets, net	7,575	8,416
Equity method investments (Note 2)	27,880	17,475
Other assets	7,902	5,877
Total assets	$1,188,589	$1,123,140
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$64,382	$46,794
Accrued and other current liabilities	38,912	29,931
Current portion of deferred revenues (Note 10)	5,399	4,399
Due to sponsor	8,677	12,399
Current portion of long-term debt (Note 6)	2,663	2,957
Total current liabilities	120,033	96,480
Deferred revenues (Note 10)	5,165	7,384
Long-term debt (Note 6)	192,207	194,462
Asset retirement obligations	10,428	10,179
Other liabilities (Note 7)	—	19,000
Total liabilities	327,833	327,505
Commitments and contingencies (Note 7)
Partners’ capital:
General partner interest	—	—
Limited partners interest, 88,392,179 and 89,009,188 units outstanding, respectively	860,756	795,635
Total partners’ capital	860,756	795,635
Total liabilities and partners’ capital	$1,188,589	$1,123,140

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues (Note 10)	$248,520	$135,220	$466,633	$218,584
Cost of goods sold (excluding depreciation, depletion and amortization)	154,531	99,882	296,514	171,965
Depreciation, depletion and amortization	10,482	7,596	18,281	12,424
Gross profit	83,507	27,742	151,838	34,195
Operating costs and expenses:
General and administrative expenses	12,616	8,961	23,556	18,638
Accretion of asset retirement obligations	123	114	249	228
Other operating expenses	184	143	1,205	143
Income from operations	70,584	18,524	126,828	15,186
Other income (expense):
Earnings (loss) from equity method investments (Note 2)	1,144	296	2,310	(270)
Interest expense	(3,720)	(2,440)	(7,181)	(5,367)
Net income	$68,008	$16,380	$121,957	$9,549
Earnings per limited partner unit:
Basic	$0.68	$0.18	$1.32	$0.13
Diluted	$0.67	$0.18	$1.30	$0.13
Weighted average limited partner units outstanding:
Basic	88,392,179	91,021,799	88,629,958	82,352,555
Diluted	89,729,428	91,580,888	89,967,207	82,911,644

Distributions declared per limited partner unit	$0.750	$—	$0.975	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net income	$121,957	$9,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	18,281	12,428
Amortization of intangible assets	841	841
Unit-based compensation to directors and employees	3,611	2,397
Amortization of loan origination costs into interest expense	437	745
Accretion of asset retirement obligations	249	228
(Gain) loss on disposal of property, plant and equipment	3	(8)
(Earnings) loss from equity method investments	(2,310)	270
Changes in operating assets and liabilities:
Accounts receivable	(6,179)	(36,031)
Inventories	(1,098)	(9,178)
Prepaid expenses and other current assets	(2,777)	(130)
Other assets	(1,971)	1,322
Accounts payable	9,250	15,180
Accrued and other current liabilities	1,340	11,240
Deferred revenues	(1,219)	11,043
Due to sponsor	(3,722)	4,649
Net cash provided by operating activities	136,693	24,545
Investing activities:
Capital expenditures for property, plant and equipment	(36,628)	(67,930)
Proceeds from sale of property, plant and equipment	2,884	8
Cash paid for business acquisition	—	(140,000)
Cash paid for asset acquisition	—	(200,224)
Equity method investments	(8,095)	(4,168)
Net cash used in investing activities	(41,839)	(412,314)
Financing activities:
Proceeds from equity issuances, net	—	412,577
Repayment of long-term debt	(2,925)	(2,482)
Loan origination costs	(115)	—
Affiliate financing, net	—	456
Payment of contingent consideration	(25,000)	—
Proceeds from participants in unit purchase programs	212	225
Repurchase of common units	(9,426)	—
Payment of accrued distribution equivalent rights	(132)	(38)
Distributions paid	(37,697)	—
Net cash (used in) provided by financing activities	(75,083)	410,738
Net increase in cash	19,771	22,969
Cash at beginning of period	5,662	4,521
Cash at end of period	$25,433	$27,490
Non-cash investing and financing activities:
Increase in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$8,338	$16,223
Estimated fair value of contingent consideration liability	$—	$14,000
Issuance of units for asset acquisition	$—	$62,242
Issuance of units under unit purchase programs	$—	$1,576
Increase (decrease) in accrued distribution equivalent rights	$561	$(101)
Due to sponsor balance converted into non-controlling interest	$—	$116,417
Cash paid for interest, net of capitalized interest	$6,743	$4,622

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Capital	Limited Partner Capital	Total Partner Capital
Balance at December 31, 2017	$—	$795,635	$795,635
Issuance of common units to directors and employees	—	474	474
Repurchase of common units	—	(9,426)	(9,426)
Unit-based compensation expense	—	3,374	3,374
Distributions, including distribution equivalent rights	—	(38,258)	(38,258)
Payment in excess of contingent consideration liability	—	(13,000)	(13,000)
Net income	—	121,957	121,957
Balance at June 30, 2018	$—	$860,756	$860,756

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
Accounts Receivable
Trade receivables relate to sales of frac sand and related services for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of June 30, 2018 and December 31, 2017, the Partnership maintained an allowance for doubtful accounts of $1,060.
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
Equity Method Investments
The Partnership accounts for investments that, it does not control but has the ability to exercise significant influence, using the equity method of accounting. Under this method, the investment is carried originally at cost, increased by any allocated share of the Partnership's net income and contributions made, and decreased by any allocated share of the Partnership's net losses and distributions received. The Partnership's allocated share of income and losses are based on the rights and priorities outlined in the equity investment agreement.
On September 8, 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the wellsite. As of June 30, 2018, the Partnership's carrying value in PropX was $27,880, which is accounted for as an equity method investment as the Partnership has a non-controlling interest in PropX, but has the ability to exercise significant influence. The following table provides our capital contributions and proportionate share of PropX's operating results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Capital contributions	$8,095	$—	$8,095	$4,168
Earnings (loss) from equity method investments	$1,144	$296	$2,310	$(270)

Contingent Consideration
Accounting standards require that contingent consideration be recorded at fair value at the date of acquisition and revalued during subsequent reporting dates under the acquisition method of accounting.  In connection with its acquisitions of Hi-Crush Blair LLC ("Blair") and Whitehall and Other Assets, the Partnership entered into certain contingent consideration arrangements to pay up to $10,000 and $65,000, respectively, to its sponsor.  The original estimated fair value of the contingent consideration liability recorded at the date of acquisitions was $5,000 and $14,000 for Blair and Whitehall, respectively. During the first quarter of 2018, the Partnership paid $5,000 and $20,000 of contingent consideration related to the Blair acquisition and Whitehall Contribution, respectively, to our sponsor with respect to the 2017 measurement period, which is reflected as financing activity in our Condensed Consolidated Statements of Cash Flows.
As such transactions are between entities under common control, any differences between the original estimated fair value, and the actual resulting payments in the future are reflected as an equity adjustment to the deemed distributions associated with the acquisitions. The remaining balances of the original estimated fair value of contingent consideration is $3,000 and $4,000 for Blair and Whitehall, respectively, as reflected in accrued and other current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2018. The excess amount of contingent consideration paid during the first quarter of 2018 over the originally estimated fair value was recorded as an equity adjustment of $13,000 and is reflected in our Condensed Consolidated Statement of Partners' Capital. Refer to Note 7 - Commitments and Contingencies for additional disclosure regarding contingent consideration.
Revenue Recognition
On January 1, 2018, we adopted the new accounting standard ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers and all the related amendments to all contracts using the full retrospective method. The adoption of ASC Topic 606 had no impact on our revenue recognition practices or impact to our Consolidated Financial Statements but required additional disclosures. Refer to Note 10 - Revenues for additional disclosure regarding revenues.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

We generate frac sand revenues from the sale of raw frac sand that our customers purchase for use in the oil and gas industry. A substantial portion of our frac sand is sold to customers with whom we have long-term supply agreements, the current terms of which expire between 2018 and 2024. The agreements define, among other commitments, the volume of product that the Partnership must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are in many cases subject to certain contractual adjustments and consist of a combination of negotiated pricing and fixed pricing. These arrangements may undergo negotiations regarding pricing and volume requirements, which may occur in volatile market conditions. We also sell sand through individual purchase orders executed on the spot market, at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. We typically invoice our frac sand customers as the product is delivered and title transfers to the customer, with standard collection terms of net 30 days.
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
We generate other revenues primarily through the performance of our PropStreamTM logistics service, which includes transportation, equipment rental, and labor services, as well as through activities performed at our in-basin terminals, including transloading sand for counterparties, and lease of storage space. Transportation services typically consist of transporting proppant from storage facilities to the wellsite and are contracted through work orders executed under established pricing agreements. The amount invoiced reflects the transportation services rendered. Equipment rental services provide customers with use of our PropStream fleet equipment for either contractual periods defined through formal agreements or for work orders under established pricing agreements. The amounts invoiced reflect either the contractual monthly minimum, or the length of time the equipment was utilized in the billing period. Labor services provide customers with supervisory, logistics, or field personnel through formal agreements or work orders executed under established pricing agreements. The amounts invoiced reflect either the contractual monthly minimum, or the amount of time our labor services were utilized in the billing period.
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
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the senior secured term loan approximated $197,015 as of June 30, 2018, based on the market price quoted from external sources, compared with a carrying value of $199,000. If the senior secured term loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Income Taxes
The Partnership is a pass-through entity and is not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Condensed Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At June 30, 2018 and December 31, 2017, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits.
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
(a) The deemed distribution attributable to the purchase price was allocated to the common unitholders and excludes the $14,000 estimated fair value as of March 15, 2017 of contingent consideration payable in the future. During the first quarter of 2018, the Partnership paid $20,000 of contingent consideration related to the Whitehall Contribution.
Recast Financial Results
The following table presents, on a supplemental basis, our recast revenues, net income (loss), net income (loss) attributable to Hi-Crush Partners LP and net income per limited partner unit giving effect to the Whitehall Contribution, as reconciled to the revenues, net income, net income attributable to Hi-Crush Partners LP and net income per limited partner unit of the Partnership.

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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

4. Inventories
Inventories consisted of the following:

	June 30, 2018	December 31, 2017
Raw material	$577	$498
Work-in-process	16,370	18,739
Finished goods	25,278	22,892
Spare parts	2,602	2,143
Inventories	$44,827	$44,272

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Buildings	$21,785	$21,532
Mining property and mine development	384,563	381,653
Plant and equipment	393,743	389,197
Rail and rail equipment	55,913	55,783
Transload facilities and equipment	125,096	121,522
Construction-in-progress	45,084	14,454
Property, plant and equipment	1,026,184	984,141
Less: Accumulated depreciation and depletion	(102,685)	(84,983)
Property, plant and equipment, net	$923,499	$899,158

Depreciation and depletion expense was $10,482 and $7,599 during the three months ended June 30, 2018 and 2017, respectively, and $18,281 and $12,428 during the six months ended June 30, 2018 and 2017, respectively.
The Partnership recognized a loss on the disposal of fixed assets of $27 and $3 during the three and six months ended June 30, 2018, respectively, and a gain of $8 during the three and six months ended June 30, 2017, respectively, which is included in general and administrative expenses on our Condensed Consolidated Statements of Operations.

6. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
Revolving Credit Agreement	$—	$—
Term Loan Credit Facility	199,000	200,000
Less: Unamortized original issue discount	(1,850)	(1,992)
Less: Unamortized debt issuance costs	(3,409)	(3,643)
Other notes payable	1,129	3,054
Total debt	194,870	197,419
Less: current portion of long-term debt	(2,663)	(2,957)
Long-term debt	$192,207	$194,462

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Revolving Credit Agreement
On December 22, 2017, the Partnership entered into a second amended and restated credit agreement (the "Revolving Credit Agreement"), which matures on December 22, 2022, replacing its prior revolving credit agreement. As of June 30, 2018, the Revolving Credit Agreement, as amended, is a senior secured revolving credit facility that permits aggregate borrowings of up to $125,000, including a $30,000 sublimit for letters of credit and a $10,000 sublimit for swing line loans.
As of June 30, 2018, we had $103,580 of undrawn borrowing capacity ($125,000, net of $21,420 letter of credit commitments) and no indebtedness under our Revolving Credit Agreement.
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
As of June 30, 2018, we are in compliance with the covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future, and access our undrawn borrowing capacity under our Revolving Credit Agreement, is dependent primarily on achieving certain levels of EBITDA, as defined. The Revolving Credit Agreement provides for an "equity cure" that can be applied to EBITDA covenant ratios. Refer to Note 8 - Equity for information regarding our equity distribution program.
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
Borrowings under the Term Loan Credit Agreement bear interest at a rate equal to, at the Partnership’s option, either (1) a base rate plus an applicable margin of 2.75% per annum or (2) a Eurodollar rate plus an applicable margin of 3.75% per annum, subject to a LIBOR floor of 1.00%. Both base rate loans and Eurodollar loans are subject to a 0.25% rate increase during any period of time in which the Partnership does not have a corporate family rating of B2 or better from Moody's Investors Service Inc. ("Moody's"). As of July 25, 2018, the credit rating of the Partnership’s senior secured term loan credit facility was B3 from Moody’s and B from Standard and Poor’s.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the Term Loan Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of June 30, 2018, we were in compliance with the terms of the Term Loan Credit Agreement.
As of June 30, 2018, we had $193,741 indebtedness ($199,000, net of $1,850 of discounts and $3,409 of debt issuance costs) under our Term Loan Credit Facility, which carried an interest rate of 6.10%.
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
The Partnership made prepayments of $968 and $520 during the three months ended June 30, 2018 and 2017, respectively, and $1,925 and $1,482 during the six months ended June 30, 2018 and 2017, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. In July 2018, the Partnership made a prepayment of $663 based on the volume of sand extracted, delivered, sold and paid for through the second quarter of 2018. As of June 30, 2018, the Partnership had repaid in full the promissory notes due in October 2017 and December 2018 and had $1,129 outstanding on its remaining promissory note, which carried an interest rate of 0.74%.

7. Commitments and Contingencies
Customer Contracts
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from one to seven years. Through June 30, 2018, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.
Supplier Contracts
A subsidiary of the Partnership has entered into a long-term supply agreement with a supplier, which includes a requirement to purchase certain volumes and grades of sands at specified prices. The quantities set forth in such agreement are not in excess of our current requirements.
Royalty Agreements
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $5,078 and $5,002 for the three months ended June 30, 2018 and 2017, respectively, and $8,618 and $7,638 for the six months ended June 30, 2018 and 2017, respectively.
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
As of June 30, 2018, we have not accrued a liability related to the PVGs because it is not possible to estimate how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. As of June 30, 2018, the Partnership has paid $2,338 under these guarantees since inception.
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
As of June 30, 2018, future minimum operating lease payments and minimum purchase commitments are as follows:

Fiscal Year	Operating Leases	Minimum Purchase Commitments
2018 (remaining months)	$15,406	$2,942
2019	35,284	3,130
2020	32,478	2,296
2021	25,443	2,344
2022	18,279	2,344
Thereafter	33,822	1,890
	$160,712	$14,946

Contingent Consideration
As described in Note 3 - Acquisitions, the Partnership may pay the sponsor up to $65,000 of contingent consideration related to the Whitehall Contribution.  Additionally, the Partnership acquired all of the outstanding membership interests in Blair (the "Blair Contribution") from our sponsor in 2016. The Partnership may pay the sponsor up to $10,000 of contingent consideration over a two-year period in connection with the Blair Contribution. The payments of contingent consideration for the Whitehall Contribution and Blair Contribution are based on achievement of certain levels of Adjusted EBITDA in 2017 and 2018.  Achievement of these threshold levels of Adjusted EBITDA, as defined in each of the contribution agreements, will be dependent on the quantity of volumes sold and related prices, which are forecasted at current market prices.  The Partnership’s ability to meet such thresholds will be affected by events and circumstances beyond its control.  If market or other economic conditions remain the same or deteriorate, the thresholds may not be met. If the thresholds are not attained during each of the contingency periods, no payment will be owed to the sponsor. For the year ended December 31, 2017, the Partnership's Adjusted EBITDA exceeded the threshold levels, triggering a payment of $5,000 and $20,000 related to the Blair Contribution and Whitehall Contribution, respectively, in March 2018 to our sponsor.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

A 10% increase or decrease in the achievement of Adjusted EBITDA versus current forecasts for the measurement periods could result in a range of potential payments under these arrangements which could differ from the current estimated fair value of the liabilities based on our current forecasts.  The following table outlines the remaining original fair value reflected as the carrying value in the financial statements, the range of minimum and maximum undiscounted payments, and a sensitivity calculation of the current estimated fair value and sensitivities based on achieving Adjusted EBITDA levels 10% above or below the Partnership’s current forecasted results as of June 30, 2018.  Based on the significant estimates and assumptions included in the analysis, actual results could differ from these estimates.

		Undiscounted Payments		Sensitivity Analysis
Transaction	Carrying Value of Liability (a)	Minimum	Maximum	Current Estimated Fair Value	-10% Adjusted EBITDA	+10% Adjusted EBITDA
Blair Contribution	$3,000	$—	$5,000	$4,679	$—	$4,679
Whitehall Contribution	$4,000	$—	$45,000	$—	$—	$—

(a) Reflected in accrued and other current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2018.
Litigation
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

8. Equity
During the second quarter of 2017, our sponsor distributed its 20,693,643 common units in the Partnership to its members. As of June 30, 2018, our management team, together with our general partner's board of directors have an 11% direct ownership interest in our limited partnership units. In addition, our sponsor is the owner of our general partner.
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
The following table presents information with respect to repurchases of common units made by the Partnership during the periods presented, which were retired upon repurchase:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Number of units purchased	—	—	753,090	—
Average price paid per unit including commission	$—	$—	$12.52	$—
Total cost	$—	$—	$9,426	$—

As of June 30, 2018, the Partnership has repurchased a total of 2,783,253 common units for a total cost of $29,426, with $70,574 remaining under its approved unit buyback program.

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
During the three and six months ended June 30, 2018 and 2017, no income was allocated to the holder of our incentive distribution rights.
Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our limited partner unitholders and the holder of our incentive distribution rights will receive.
Our most recent distributions have been as follows:

Declaration Date	Amount Declared Per Unit	Record Date	Payment Date	Payment to Limited Partner Units	Payment to the Holder of Incentive Distribution Rights
October 16, 2017	$0.1500	October 31, 2017	November 14, 2017	$13,656	$—
January 17, 2018	$0.2000	February 1, 2018	February 13, 2018	$17,809	$—
April 18, 2018	$0.2250	May 1, 2018	May 15, 2018	$19,888	$—
July 20, 2018	$0.7500	August 3, 2018	August 14, 2018	$66,294	$7,554

Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic common units outstanding	88,392,179	91,021,799	88,629,958	82,352,555
Potentially dilutive common units	1,337,249	559,089	1,337,249	559,089
Diluted common units outstanding	89,729,428	91,580,888	89,967,207	82,911,644

For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units. Incentive distribution rights are treated as participating securities.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Diluted earnings per unit excludes any dilutive awards granted (see Note 9 - Unit-Based Compensation) if their effect is anti-dilutive. Diluted earnings per unit for the three and six months ended June 30, 2018 includes the dilutive effect of all 1,337,249 phantom units granted and outstanding at the assumed number of units which would have vested if the performance period had ended on June 30, 2018. Diluted earnings per unit for the three and six months ended June 30, 2017 includes the dilutive effect of all 559,089 phantom units, granted and outstanding at the assumed number of units which would have vested if the performance period had ended on June 30, 2017.
Distributions made in future periods based on the current period calculation of cash available for distribution are allocated to each class of equity that will receive such distributions.
Each period, the Partnership determines the amount of cash available for distributions in accordance with the partnership agreement. The amount to be distributed to limited partner unitholders and incentive distribution rights holder is subject to the distribution waterfall in the partnership agreement. Net earnings or loss for the period are allocated to each class of partnership interest based on the distributions to be made.
As described in Note 1, the Partnership's historical financial information has been recast to combine Whitehall and Other Assets for all periods presented. The amounts of incremental income or losses recast to periods prior to the Whitehall Contribution are excluded from the calculation of net income per limited partner unit.
The following tables provide a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per limited partner unit for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$7,554	$66,294	$73,848
Assumed allocation of distribution in excess of earnings	—	(5,840)	(5,840)
Assumed allocation of net income	$7,554	$60,454	$68,008

Earnings per limited partner unit - basic		$0.68
Earnings per limited partner unit - diluted		$0.67

	Three Months Ended June 30, 2017
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$—	$—
Assumed allocation of earnings in excess of distribution	—	16,380	16,380
Assumed allocation of net income	$—	$16,380	$16,380

Earnings per limited partner unit - basic		$0.18
Earnings per limited partner unit - diluted		$0.18

	Six Months Ended June 30, 2018
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$7,554	$86,182	$93,736
Assumed allocation of earnings in excess of distributions	(2,262)	30,483	28,221
Assumed allocation of net income	$5,292	$116,665	$121,957

Earnings per limited partner unit - basic		$1.32
Earnings per limited partner unit - diluted		$1.30

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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2017	346,141	$14.56
Vested	(50,850)	$36.62
Forfeited	(5,650)	$36.62
Outstanding at June 30, 2018	289,641	$10.18

As of June 30, 2018, total compensation expense not yet recognized related to unvested PPUs was $1,289, with a weighted average remaining service period of 1.1 years.

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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2017	1,036,592	$10.97
Vested	(49,122)	$26.02
Granted	78,583	$12.24
Forfeited	(18,445)	$9.60
Outstanding at June 30, 2018	1,047,608	$10.39

As of June 30, 2018, total compensation expense not yet recognized related to unvested TPUs was $5,994, with a weighted average remaining service period of 1.8 years.
Director Unit Grants
The Partnership issued 36,109 and 29,148 common units to certain of its directors during the six months ended June 30, 2018 and 2017, respectively.
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
Based on the current elected contributions, the participants will have the right to purchase an aggregate of approximately 342,000 common units. As of June 30, 2018, total accumulated contributions of $650 from directors under the Second 2017 UPP is maintained within accrued and other current liabilities on our Condensed Consolidated Balance Sheet.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Compensation Expense
The following table presents total unit-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Performance Phantom Units	$342	$374	$685	$748
Time-Based Phantom Units	1,250	641	2,489	1,279
Director and other unit grants	118	124	237	251
Unit Purchase Programs	100	80	200	119
Total compensation expense	$1,810	$1,219	$3,611	$2,397

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
Disaggregation of Revenues
The following table presents our revenues disaggregated by contractual relationships:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales to contract customers	$186,946	$92,261	$351,013	$148,158
Spot sales	25,757	42,921	53,174	70,292
Frac sand sales revenues	212,703	135,182	404,187	218,450
Other revenues	35,817	38	62,446	134
Total revenues	$248,520	$135,220	$466,633	$218,584

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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Deferred Revenues
As of June 30, 2018, the Partnership has recorded a total liability of $10,564 for prepayments of future deliveries of frac sand. These prepayments are refundable in the event that the Partnership is unable to meet the minimum sand volumes required under the contract. We expect to recognize these revenues over the next 2.2 years.
Changes in deferred revenues consisted of the following:

Balance at December 31, 2017	$11,783
Collection of prepayments	1,325
Revenues recognized	(2,544)
Balance at June 30, 2018	$10,564

11. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the "Services Agreement") with our general partner, Hi-Crush Services LLC ("Hi-Crush Services") and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended June 30, 2018 and 2017, the Partnership incurred $2,631 and $1,301, respectively, of management and administrative service expenses from Hi-Crush Services. During the six months ended June 30, 2018 and 2017, the Partnership incurred $4,506 and $2,593, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of June 30, 2018, an outstanding balance of $8,677 payable to our sponsor is maintained as a current liability under the caption "Due to sponsor".
On September 8, 2016, the Partnership entered into an agreement to become a member of PropX, which is accounted for as an equity method investment. As of June 30, 2018 and December 31, 2017, the Partnership purchased $9,194 and $6,593, respectively, of equipment from PropX, which is reflected in property, plant and equipment. As of June 30, 2018 and December 31, 2017, the Partnership had accounts payable and accrued expenses of $696 and $1,273, respectively, to PropX, which is reflected in accounts payable and accrued and other current liabilities on our Condensed Consolidated Balance Sheet. In addition to equipment purchases, during the three months ended June 30, 2018 and 2017, we incurred $1,163 and $401, respectively, of lease expense for the use of PropX equipment, which is reflected in cost of goods sold. During the six months ended June 30, 2018 and 2017, we incurred $2,089 and $666, respectively, of lease expense for the use of PropX equipment, which is reflected in cost of goods sold. During the first quarter of 2018, we made a lease prepayment of $3,211 for the use of PropX equipment.
During the three and six months ended June 30, 2018 and 2017, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company ("Alston Companies"), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who is a director of our general partner, has an ownership interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.

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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

13. Subsequent Events
Distributions
On July 20, 2018, our general partner's board of directors declared a cash distribution for the second quarter of 2018 totaling $66,294, or $0.75 per common unit. This distribution will be paid on August 14, 2018 to unitholders of record on August 3, 2018. A distribution of $7,554 was declared for the holder of our incentive distribution rights.
FB Acquisition
On July 19, 2018, the Partnership entered into a purchase agreement to acquire FB Industries Inc. ("FB Industries"), a manufacturer and marketer of silo-based frac sand management systems. Under the terms of the transaction, the Partnership, through two of its wholly-owned subsidiaries, paid cash consideration of approximately $45,000 and issued approximately $15,000 of new common units to the sellers, for total consideration of approximately $60,000. The terms also include the potential for additional future consideration payments based on the achievement of established performance benchmarks through 2021. The Partnership completed this acquisition on August 1, 2018.
Debt-related Transactions
On August 1, 2018, the Partnership entered into a $200,000 senior secured revolving credit facility ("ABL Facility") among us, as borrower, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and an issuing lender, and each other issuing lender party thereto. We terminated our existing Revolving Credit Agreement in connection with the closing of the ABL Facility.
On August 1, 2018, the Partnership completed its private placement of $450,000 aggregate principal amount of 9.50% senior unsecured notes due 2026 (the "Senior Notes") at par. We used the net proceeds from the offering to repay our Term Loan Credit Facility, to fund the cash purchase price of the FB Industries acquisition and intend to use the remainder for general partnership purposes.

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
We sell a substantial portion of the frac sand we produce to customers with whom we have long-term contracts. As of July 1, 2018, the average remaining contract terms of our long-term contracts was 2.0 years with remaining terms ranging from 6 to 78 months.
Our Assets and Operations
We own and operate five production facilities located in Wisconsin and Texas. Our Wisconsin production facilities are equipped with on-site transportation infrastructure capable of accommodating unit trains connected to the Union Pacific Railroad mainline or the Canadian National Railroad mainline. As of June 30, 2018 our Texas production facility had 15,000 tons of on-site silo storage capacity and has infrastructure capable of direct loading into trucks. In July 2018, we completed construction of the sixth silo at our Texas production facility increasing the on-site silo storage capacity to 18,000 tons.
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
In July 2018, the Partnership announced its plans to expand the production capacity at its Wyeville facility by an additional 850,000 tons per year. Following the expansion, the Wyeville facility’s annual processing capacity will increase to 2,700,000 tons of frac sand per year. The expansion at the Wyeville facility is expected to be complete early in the first quarter of 2019.
Additionally, in July 2018, the Partnership announced it plans to construct a second production facility, located on our reserves near Kermit, Texas (the "Kermit 2 facility"). Kermit 2 will add 3,000,000 tons per year of processing capacity, and will operate independently of the existing Kermit facility. The new facility will be located west of the existing Kermit facility with sufficient and separate road access to enable efficient entrance and egress. Both Kermit facilities will independently mine reserves which produce 100 mesh Permian PearlTM frac sand. The Kermit 2 facility is expected to be in-service in late December 2018.

As of June 30, 2018, we own or operate 12 terminal locations throughout Colorado, Pennsylvania, Ohio, New York and Texas, of which two are idled and seven are capable of accommodating unit trains. Our terminals include approximately 110,000 tons of rail storage capacity and approximately 140,000 tons of silo storage capacity. We are continuously looking to increase the number of terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements.
Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of June 30, 2018, we leased or owned 4,884 railcars used to transport sand from origin to destination and managed a fleet of 2,418 additional railcars dedicated to our facilities by our customers or the Class I railroads.
In September 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last mile logistics equipment for the proppant industry. In October 2016, the Partnership began providing to customers its PropStream integrated logistics service, which involves loading frac sand at in-basin terminals into PropX containers before being transported by truck to the wellsite. At the wellsite, we believe the PropX proprietary conveyor system, PropBeast®, significantly reduces noise and dust emissions due to its fully enclosed environment. As of June 30, 2018, we owned 30 PropBeast conveyors and leased 1,803 containers from PropX.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts which have current terms expiring between 2018 and 2024. Each contract defines the minimum volume of frac sand that the customer is required to purchase, the volume that we are required to make available, the technical specifications of the product and the price per ton. In 2017, we began to revise the pricing structure in our contracts for sand sourced from our Wisconsin facilities to be periodically negotiated pricing generally reflective of market conditions and prices. Our contracts for sand sourced from our Kermit facility are generally fixed price for the life of the contract. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. Delivery of sand to our customers may occur at the production facility, rail origin, terminal or wellsite.
We generate other revenues through the performance of our PropStream logistics service, which includes transportation, equipment rental, and labor services, and through activities performed at our in-basin terminals, including transloading sand for counterparties, and lease of storage space and other services performed on behalf of our customers.
Our Wisconsin production facilities are located in a region with sustained freezing temperatures during the winter months. As such, it is industry practice to halt excavation activities and operation of the wet plant during those months and therefore, we excavate and wash sand in excess of current delivery requirements during the months when our Wisconsin facilities are operational. This excess washed sand is placed in stockpiles that feed the dry plant and fill customer orders throughout the year.
Costs of Conducting Our Business
Production Costs
The principal expenses involved in production of raw frac sand are excavation costs, plant operating costs, labor, utilities, maintenance and royalties. We have a contract with a third party to excavate raw frac sand, deliver the raw frac sand to our wet processing facilities and move the sand from our washed sand stockpiles to our dry plants. We pay a fixed price per ton excavated and delivered without regard to the amount of sand excavated that meets API specifications. Accordingly, we incur excavation costs with respect to the excavation of sand and other materials from which we ultimately do not derive revenue (rejected materials), and for sand which is still to be processed through the dry plant and not yet sold. However, the ratio of rejected materials to total amounts excavated has been, and we believe will continue to be, in line with our expectations, given the extensive core sampling and other testing we undertook at our facilities.
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
Logistics Costs
The principal expenses involved in distribution of processed sand are rail freight and fuel surcharges, railcar lease expense, and trucking charges. These logistics costs are capitalized as a component of finished goods inventory held in-basin and are reflected in cost of goods sold when the inventory is eventually sold in-basin or at the wellsite. Other logistics cost components, including transload fees, storage fees, and terminal operational costs, such as labor and facility rent, are charged to costs of goods sold in the period in which they are incurred. We utilize multiple railroads to transport our sand and such transportation costs are typically negotiated through long-term working relationships.
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
The following table presents a reconciliation of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Reconciliation of distributable cash flow to net income:
Net income	$68,008	$16,380	$121,957	$9,549
Depreciation and depletion expense	10,482	7,599	18,281	12,428
Amortization expense	420	421	841	841
Interest expense	3,720	2,440	7,181	5,367
EBITDA	82,630	26,840	148,260	28,185
(Earnings) loss from equity method investments	(1,144)	(296)	(2,310)	270
Adjusted EBITDA	81,486	26,544	145,950	28,455
Less: Cash interest paid	(3,477)	(2,068)	(6,743)	(4,622)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(5,561)	(2,945)	(10,236)	(4,790)
Add: Accretion of asset retirement obligations	123	114	249	228
Add: Unit-based compensation	1,810	1,219	3,611	2,397
Distributable cash flow	74,381	22,864	132,831	21,668
Adjusted for: Distributable cash flow attributable to assets contributed by the sponsor, prior to the period in which the contribution occurred (b)	—	—	—	1,247
Distributable cash flow attributable to Hi-Crush Partners LP	74,381	22,864	132,831	22,915
Less: Distributable cash flow attributable to the holder of incentive distribution rights	(7,821)	—	(8,078)	—
Distributable cash flow attributable to limited partner unitholders	$66,560	$22,864	$124,753	$22,915

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
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future principally for the following reasons:

•
We commenced operations at our Kermit production facility on July 31, 2017. The Kermit facility commenced operations and sales of frac sand during the third quarter of 2017, resulting in an increase in volumes produced and delivered during the six months ended June 30, 2018 as compared to the same period of 2017.

•
Our Whitehall production facility was temporarily idled from the second quarter of 2016 through March 2017. The Whitehall facility was temporarily idled during the second quarter of 2016. The Partnership resumed production at the Whitehall facility in March 2017, resulting in an increase in volumes produced and delivered during the six months ended June 30, 2018 as compared to the same period of 2017.

•
Our Augusta production facility was temporarily idled from October 2015 through September 2016. In October 2015, we temporarily idled our Augusta facility until production resumed at reduced capacity levels in September 2016. We did not resume production at rates near full capacity until April 2017, resulting in an increase in volumes produced and delivered during the six months ended June 30, 2018 as compared to the same period of 2017.

•
During the fourth quarter of 2016, we launched PropStream, our integrated logistics service, which delivers proppant into the blender at the wellsite. Accordingly, our financial statements reflect an increase in frac sand sales, other service revenues and logistics costs during the six months ended June 30, 2018 as compared to the same period of 2017 as more equipment and labor was utilized in the operations of PropStream.

Market Conditions
Exploration and production activity increased throughout 2017 and continued in the first half of 2018, as demonstrated by the growth in the reported Baker Hughes U.S. land rig count from a low average of 380 rigs in May 2016 to 1,024 rigs as of June 29, 2018, reflecting an increase of 13% since the end of 2017 and 12% since the same time in the prior year. Well completion activity has similarly increased over the past several quarters, and, when coupled with continued growth in frac sand usage per well, is forecasted to result in an increased strong positive influence on demand for raw frac sand. The industry currently expects the U.S. frac sand market to demand approximately 110 million tons of frac sand in 2018, up significantly from 2017 and historical levels, with even greater demand forecasted in 2019.
We expect frac sand supply to generally lag the pace of demand growth over the coming months and quarters. While stated frac sand capacity may exceed the expectations for near-term demand, available industry capacity is constrained due to several factors, including availability of the grades of frac sand that are currently in demand, general operating conditions and normal downtime, and logistics constraints. In response to growing demand for U.S. frac sand, the industry is developing additional capacity over the next several months and into 2019, with the majority of this development in the Permian Basin.
The advent of sand supply available closer to the wellsite in the Permian Basin as well as the Mid-Continent and Eagle Ford shale plays, albeit to a much lesser extent, may cause a shift in consumption over time from Northern White sand to in-basin Permian sand supply. However, we believe this shift will be limited to finer mesh sizes of sand, particularly 100 mesh which is the principal grade produced in the Permian Basin. We believe demand for coarser grades of sand in the Permian Basin, including 40/70, 30/50 and 20/40 mesh will continue to be supplied from Northern White supply, while 100 mesh Northern White frac sand is likely to shift to meet demand for other major basins not efficiently serviced with any other sources of supply. While these shifts may cause periodic mismatches of supply and demand in particular basins and for certain grades, we do not believe there will be a long-term oversupply of sand given the projections of significantly increasing demand.
Demand for proppant in 2017 and 2018 has been increasing with meaningfully higher levels of well completion activity, and has also increased at a higher rate than well completion activity due to continued increases in frac sand intensity per well. During the same time frame, frac sand supply increased at a slower rate, despite resumption of operations in early 2017 at several previously idled mines. Through the second quarter of 2018, the successful development and availability of in-basin Permian supply has generally lagged expectations due to start-up issues, contracting delays, and other factors. As a result, in-basin Permian supply was not available in the volumes, grades or timeframes needed to efficiently meet the rapid increase in demand experienced in the first half of 2018. This dynamic, combined with logistics challenges experienced in the first quarter of 2018 and continuing into the early part of the second quarter of 2018, led to an improvement in frac sand pricing during the first half of 2018. With the completion of construction and start-up of operations at several in-basin Permian mines in the first half of 2018, supply is becoming more available and may slow the increase in pricing or result in some declines in pricing in the second half of 2018.

The following table presents sales, volume and pricing comparisons for the second quarter of 2018, as compared to the first quarter of 2018:

	Three Months Ended
	June 30,	March 31,		Percentage
	2018	2018	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$212,703	$191,484	$21,219	11%
Tons sold	3,037,504	2,617,627	419,877	16%
Average price per ton sold	$70	$73	$(3)	(4)%
Revenues generated from the sale of frac sand increased due to the sequential increase in sales volumes as well as pricing increases. Our average sales price per ton decreased sequentially due to an increased percentage of sales occurring at the mine, however, comparable pricing by mesh size, delivery point and location increased by $1 to $3 per ton. Tons sold during the second quarter of 2018 were 16% higher than the first quarter of 2018 primarily due to strong demand from continued tight supply coupled with improved service from Class-1 railroads.
Results of Operations
The following table presents revenues and expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$248,520	$135,220	$466,633	$218,584
Costs of goods sold:
Production costs	42,086	30,378	85,598	52,550
Logistics costs	112,445	69,504	210,916	119,415
Depreciation, depletion and amortization	10,482	7,596	18,281	12,424
Gross profit	83,507	27,742	151,838	34,195
Operating costs and expenses	12,923	9,218	25,010	19,009
Income from operations	70,584	18,524	126,828	15,186
Other income (expense):
Earnings (loss) from equity method investments	1,144	296	2,310	(270)
Interest expense	(3,720)	(2,440)	(7,181)	(5,367)
Net income	$68,008	$16,380	$121,957	$9,549
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenues
The following table presents sales, volume and pricing comparisons for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017:

	Three Months Ended
	June 30,			Percentage
	2018	2017	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$212,703	$135,182	$77,521	57%
Tons sold	3,037,504	2,112,516	924,988	44%
Average price per ton sold	$70	$64	$6	9%

Revenues generated from the sale of frac sand were $212,703 and $135,182 for the three months ended June 30, 2018 and 2017, respectively, during which we sold 3,037,504 and 2,112,516 tons of frac sand, respectively. The volume increase is primarily the result of improved year over year market conditions, as well as increased production capacity following the commencement of operations at the Kermit facility in July 2017. Average sales price per ton was $70 and $64 for the three months ended June 30, 2018 and 2017, respectively. The average sales price between the two periods differs due to the improved industry market conditions, which drove increased demand throughout 2017 and into 2018 along with supply shortages which were experienced in early 2018. Also impacting average sales price is the mix of delivery points to our customers in the comparable periods. Pricing in the second quarter of 2018 generally was significantly higher than the second quarter of 2017.
Other revenues related to PropStream integrated logistics services and activities performed at our in-basin terminals, including transloading, railcar storage, silo storage and other services was $35,817 and $38 for the three months ended June 30, 2018 and 2017, respectively. The increase in other revenues is a direct result of increased activity levels and increased use of our PropStream integrated logistics services.
Costs of Goods Sold – Production Costs
We incurred production costs of $42,086 and $30,378 for the three months ended June 30, 2018 and 2017, respectively. The increase in production costs for the three months ended June 30, 2018 was attributable to increased volumes produced and delivered from our Wisconsin production facilities compared to the same period in 2017, as well as the commencement of operations at our Kermit production facility in the third quarter of 2017. For the three months ended June 30, 2018 and 2017, we purchased $5,698 and $2,743, respectively, of sand and other proppants from third party suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs, including rail freight and trucking costs, of $112,445 and $69,504 for the three months ended June 30, 2018 and 2017, respectively, reflecting an 33% increase in volumes sold in-basin via our terminal network and at the wellsite, resulting in the nearly doubling of our logistics costs.
Costs of Goods Sold – Depreciation, Depletion and Amortization of Intangible Assets
For the three months ended June 30, 2018 and 2017, we incurred $10,482 and $7,596, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation. The increase was primarily attributable to an increased asset base in 2018, including our Kermit production facility and our Pecos terminal, both of which were completed in the second half of 2017.
Gross Profit
Gross profit was $83,507 and $27,742 for the three months ended June 30, 2018 and 2017, respectively. Gross profit percentage increased to 33.6% in the second quarter of 2018 from 20.5% in the second quarter of 2017. The increase was driven by increased prices and volumes in the second quarter of 2018 compared to 2017.
Operating Costs and Expenses
For the three months ended June 30, 2018, we incurred total operating costs and expenses of $12,923 primarily attributable to general and administrative expenses of $12,616. General and administrative expenses for the three months ended June 30, 2018 included $1,084 of non-recurring business development and legal costs and lease termination costs associated with the relocation of our corporate offices. The increase in general and administrative expenses was also due to increased headcount as a result of the growth of the business, particularly by our logistics related functions, as compared to the same period in 2017.
For the three months ended June 30, 2017, we incurred total operating costs and expenses of $9,218, which included general and administrative expenses of $8,961. General and administrative expenses for the three months ended June 30, 2017 included $879 of non-recurring legal, professional, marketing and other business development costs associated with the Whitehall Contribution, and the development of our Kermit facility and Pecos terminal.
Earnings from Equity Method Investments
During the three months ended June 30, 2018 and 2017, the Partnership recognized earnings of $1,144 and $296, respectively, from its equity method investment in PropX representing its proportionate share of PropX's operating results during the periods. The earnings during the three months ended June 30, 2018 were driven by increased rentals of containers and sales of conveyors by PropX.
Interest Expense
Interest expense was $3,720 and $2,440 for the three months ended June 30, 2018 and 2017, respectively, principally associated with the interest on our term loan. The increase in interest expense during the 2018 period was primarily driven by the refinancing of our Term Loan Credit Facility during the fourth quarter of 2017 and a temporary rate increase of 0.25% to our Eurodollar rate in effect until our Term Loan receives a corporate family rating of B2 or better from Moody's.

Net Income
Net income was $68,008 and $16,380 for the three months ended June 30, 2018 and 2017, respectively.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenues
The following table presents sales, volume and pricing comparisons for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017:

	Six Months Ended
	June 30,			Percentage
	2018	2017	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$404,187	$218,450	$185,737	85%
Tons sold	5,655,131	3,497,403	2,157,728	62%
Average price per ton sold	$71	$62	$9	15%
Revenues generated from the sale of frac sand were $404,187 and $218,450 for the six months ended June 30, 2018 and 2017, respectively, during which we sold 5,655,131 and 3,497,403 tons of frac sand, respectively. The volume increase is primarily the result of dramatically improved market conditions year over year, as well as increased production capacity following the resumption of operations at the Whitehall facility in March 2017, the increase in sales volumes from our Augusta facility period over period as wet plant operations resumed in April 2017 and the commencement of operations at the Kermit facility in July 2017. Average sales price per ton was $71 and $62 for the six months ended June 30, 2018 and 2017, respectively. The average sales price between the two periods differs due to improved industry market conditions, which drove increased demand throughout 2017 and into 2018 along with supply shortages which were experienced in early 2018. Also impacting the sales price is the mix of volumes sold FOB mine, in-basin via our terminal network. Pricing in the first half of 2018 generally was significantly higher than the first half of 2017.
Other revenues related to PropStream integrated logistics services and activities performed at our in-basin terminals, including transloading, railcar storage, silo storage and other services was $62,446 and $134 for the six months ended June 30, 2018 and 2017, respectively. The increase in other revenues is a direct result of increased activity levels at our terminals and year over year growth of our PropStream integrated logistics services.
Costs of Goods Sold – Production Costs
We incurred production costs of $85,598 and $52,550 for the six months ended June 30, 2018 and 2017, respectively. The increase in production costs for the six months ended June 30, 2018 was primarily attributable to an increase in volumes produced and delivered from our Wisconsin production facilities compared to the same period in 2017, as well as the commencement of operations at our Kermit production facility in the third quarter of 2017. For the six months ended June 30, 2018 and 2017, we purchased $11,813 and $3,790, respectively, of sand and other proppants from third party suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $210,916 and $119,415 for the six months ended June 30, 2018 and 2017, respectively, reflecting a 53% increase in volumes sold in-basin via our terminal network and at the wellsite, as well as growth in our PropStream logistics services.
Costs of Goods Sold – Depreciation, Depletion and Amortization of Intangible Assets
For the six months ended June 30, 2018 and 2017, we incurred $18,281 and $12,424, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation. The increase was primarily attributable to an increased asset base in 2018, including our Kermit production facility and our Pecos terminal, both of which were completed in the second half of 2017.
Gross Profit
Gross profit was $151,838 and $34,195 for the six months ended June 30, 2018 and 2017, respectively. Gross profit percentage increased to 32.5% in the first six months of 2018 from 15.6% in the first six months of 2017. The increase was driven by increased prices and volumes during the first half of 2018 compared to 2017.

Operating Costs and Expenses
For the six months ended June 30, 2018, we incurred total operating costs and expenses of $25,010 primarily attributable to general and administrative expenses of $23,556. General and administrative expenses for the six months ended June 30, 2018 included $1,084 of non-recurring business development and legal costs and lease termination costs associated with the relocation of our corporate offices. The increase in general and administrative expenses was also due to increased headcount as a result of the growth of the business, particularly by our logistics related functions, as compared to the same period in 2017. In addition, during the six months ended June 30, 2018, the Partnership incurred $1,000 of other operating expenses related to the settlement of a contract dispute.
For the six months ended June 30, 2017, we incurred total operating costs and expenses of $19,009, which included general and administrative expenses of $18,638. General and administrative expenses for the six months ended June 30, 2017 included $1,720 of non-recurring legal, professional, marketing and other business development costs associated with the Whitehall Contribution, and the development of our Kermit facility and Pecos terminal.
Earnings (Loss) from Equity Method Investments
During the six months ended June 30, 2018, the Partnership recognized earnings of $2,310, compared to a loss of $(270) for the six months ended June 30, 2017, from its equity method investment in PropX representing its proportionate share of PropX's operating results during the periods. The earnings during the six months ended June 30, 2018 were driven by increased rentals of containers and sales of conveyors by PropX. The loss during the six months ended June 30, 2017 was driven by initial start-up and legal costs incurred since the formation of the joint venture in September 2016.
Interest Expense
Interest expense was $7,181 and $5,367 for the six months ended June 30, 2018 and 2017, respectively, principally associated with the interest on our term loan. The increase in interest expense during the 2018 period was primarily driven by the refinancing of our Term Loan Credit Facility during the fourth quarter of 2017 and a temporary rate increase of 0.25% to our Eurodollar rate in effect until our Term Loan receives a corporate family rating of B2 or better from Moody's.
Net Income
Net income was $121,957 and $9,549 for the six months ended June 30, 2018, and 2017, respectively.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our Revolving Credit Agreement, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of July 25, 2018, our sources of liquidity consisted of $19,977 of available cash and $103,580 pursuant to available borrowings under our Revolving Credit Agreement ($125,000, net of $21,420 letter of credit commitments) and had no indebtedness. On August 1, 2018, the Partnership entered into a $200,000 senior secured revolving credit facility ("ABL Facility") and issued a private placement offering for $450,000 aggregate principal amount of 9.50% senior unsecured notes due 2026 (the "Senior Notes") at par. We terminated the Revolving Credit Agreement in connection with the closing of the ABL Facility. We repaid the balance outstanding and terminated the Term Loan Credit Facility in connection with the closing of the Senior Notes. For additional information regarding our ABL Facility and Senior Notes, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
We may also sell, from time to time, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000 under an equity distribution program. Our general partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for making distributions to our unitholders, capital expenditures, working capital, funding debt service obligations and any repurchases of common units.
Revolving Credit Agreement and Term Loan Credit Facility
As of July 25, 2018, we have a $125,000 senior secured Revolving Credit Agreement, which matures in December 2022. As of July 25, 2018, we had $103,580 of undrawn borrowing capacity ($125,000, net of $21,420 letter of credit commitments) and had no indebtedness under our Revolving Credit Agreement. The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. The Revolving Credit Agreement requires compliance with customary financial covenants, which are a maximum leverage ratio of 3.25x, a minimum interest coverage ratio of 2.5x and an asset coverage ratio of 1.5x. The Revolving Credit Agreement generally permits repurchases of common units.

As of June 30, 2018, we are in compliance with the covenants contained in the Revolving Credit Agreement. Our ability to comply with such covenants in the future, and access our undrawn borrowing capacity under our Revolving Credit Agreement, is dependent primarily on achieving certain levels of EBITDA, as defined.
As of July 25, 2018, we have a $200,000 Term Loan Credit Facility, which matures in December 2024. As of July 25, 2018, the Term Loan Credit Facility was fully drawn with a $199,000 balance outstanding. The Term Loan Credit Facility permits us to add one or more incremental term loan facilities in an aggregate amount not to exceed $100,000. Any incremental Term Loan Credit Facility would be on terms to be agreed among us, the administrative agent under the Term Loan Credit Facility and the lenders who agree to participate in the incremental facility.
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
Credit Ratings
As of July 25, 2018, the credit rating of the Partnership’s Term Loan Credit Facility was B3 from Moody’s and B from Standard and Poor’s.
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
Equity Distribution Agreement
On January 4, 2017, the Partnership entered into an equity distribution program with certain financial institutions (each, a "Manager") under which we may sell, from time to time, through or to the Managers, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. As of July 25, 2018, the Partnership had not issued any common units under this equity distribution program.
Distributions
On July 20, 2018, our general partner's board of directors declared a cash distribution for the second quarter of 2018 of $0.75 per common unit, or $3.00 on an annualized basis, and a distribution of $7,554 was declared for the holder of our incentive distribution rights. This distribution will be paid on August 14, 2018 to unitholders of record on August 3, 2018. This quarterly distribution equates to approximately $66,294 per quarter, or $265,176 per year, based on the number of common units currently outstanding. If such distribution is paid, we would be obligated to pay a quarterly distribution to the holder of our incentive distribution rights of $7,554 per quarter, or $30,216 per year. The board of directors intends to pay a quarterly distribution to the extent the Partnership has sufficient operating surplus, as defined in the partnership agreement, and cash generated from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. Any decision with respect to distribution amounts will be made by the general partner's board of directors on a quarterly basis, subject to company performance and market conditions. The Partnership does not have a legal or contractual obligation to pay distributions.
Unit Buyback Program
On October 17, 2017, the Partnership announced that the board of directors of our general partner approved a unit buyback program of up to $100,000. The repurchase program does not obligate the Partnership to repurchase any specific dollar amount or number of units and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. During the second quarter of 2018, the Partnership did not repurchase any common units. As of July 25, 2018, the Partnership has repurchased a total of 2,783,253 common units for a total cost of $29,426, with $70,574 remaining under its approved unit buyback program.

Capital Requirements
Capital expenditures totaled $36,628 during the six months ended June 30, 2018, primarily associated with the development of our Kermit 2 facility, various projects at our production facilities and terminals, and equipment purchases for PropStream. On July 23, 2018, we announced updated capital expenditure guidance and currently plan to spend $180,000 to $210,000 during 2018. The increase from our previous guidance range of $35,000 to $45,000 is driven by the development and construction of the Kermit 2 facility, equipment builds to further expand market penetration of the FB Industries silo solution, the expansion of the Wyeville facility, and further growth in PropStream and other logistics initiatives.
Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Partnership's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestitures or organic capital expenditures. As of June 30, 2018, we had a positive working capital balance of $78,930 as compared to a balance of $93,029 at December 31, 2017.
The following table summarizes our working capital as of the dates indicated.

	June 30, 2018	December 31, 2017
Current assets:
Accounts receivable, net	$145,627	$139,448
Inventories	44,827	44,272
Prepaid expenses and other current assets	5,846	2,832
Total current assets	196,300	186,552
Current liabilities:
Accounts payable	64,382	46,794
Accrued and other current liabilities	38,912	29,931
Current portion of deferred revenues	5,399	4,399
Due to sponsor	8,677	12,399
Total current liabilities	117,370	93,523
Working capital	$78,930	$93,029
Accounts receivable increased $6,179 during the six months ended June 30, 2018, reflecting an increased percentage of volumes sold via our in-basin terminal network in the second quarter of 2018 as compared to the fourth quarter of 2017 as well as the impact of higher sales volumes and generally higher pricing.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. The increase in our inventory of $555 was primarily driven by increased in-basin finished goods inventory at June 30, 2018 as compared to December 31, 2017 offset by wintertime depletion of the washed sand stockpiles at our Wisconsin production facilities.
Prepaid and other current assets increased $3,014 during the six months ended June 30, 2018, primarily due to a prepayment of$3,211 for the lease of PropX equipment.
Accounts payable and accrued liabilities increased by $26,569 on a combined basis, primarily reflecting the remaining original fair value of contingent consideration reclassification to other current liabilities in the first quarter of 2018, costs due on work related to our Kermit 2 facility, as well as an increased percentage of volumes sold via our in-basin terminal network in the second quarter of 2018 as compared to the fourth quarter of 2017, resulting in higher liabilities related to logistics costs at the end of the second quarter of 2018.
Current portion of deferred revenues represent prepayments from customers for future deliveries of frac sand to be made within the next twelve months.
Our balance due to our sponsor decreased $3,722 during the six months ended June 30, 2018, primarily due to timing of payments made.

The following table provides a summary of our cash flows for the periods indicated.

	Six Months Ended
	June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$136,693	$24,545
Investing activities	(41,839)	(412,314)
Financing activities	(75,083)	410,738
Cash Flows - Six Months Ended June 30, 2018 and 2017
Operating Activities
Net cash provided by operating activities was $136,693 for the six months ended June 30, 2018, compared to $24,545 for the six months ended June 30, 2017. Operating cash flows include net income of $121,957 and $9,549 during the six months ended June 30, 2018 and 2017, respectively, adjusted for non-cash operating expenses and the changes in operating assets and liabilities described above. The increase in cash flows from operations was primarily attributable to increased sales and gross profit margins in the first half of 2018 as compared to the first half of 2017.
Investing Activities
Net cash used in investing activities was $41,839 for the six months ended June 30, 2018, and consisted of $2,884 proceeds from the sale of property, plant and equipment, $8,095 of equity method investments and $36,628 of capital expenditures primarily associated with the development of our Kermit 2 facility, various projects at our production facilities and terminals, and equipment purchases for PropStream.
Net cash used in investing activities was $412,314 for the six months ended June 30, 2017, and consisted of the $140,000 cost of the Whitehall Contribution, $200,224 cost of the Permian Basin Sand asset acquisition, $4,168 of equity method investments and $67,930 of capital expenditures related to the construction of our Kermit facility and our new terminal facility in Pecos, Texas.
Financing Activities
Net cash used in financing activities was $75,083 for the six months ended June 30, 2018, and was comprised of $25,000 payment of contingent consideration to our sponsor, $9,426 of repurchases of common units under the unit buyback program, $37,697 distributions paid to our unitholders, $132 of payments on accrued distribution equivalent rights, $115 of loan origination costs, $2,925 of repayments on long-term debt, offset by $212 of proceeds from participants in our unit purchase program.
Net cash provided by financing activities was $410,738 for the six months ended June 30, 2017, and was comprised of $412,577 net proceeds from the issuance of 23,575,000 common units, $456 of advances received from our sponsor, $225 of proceeds from participants in our unit purchase program, offset by $2,482 of repayments on long-term debt and $38 of payments on accrued distribution equivalent rights.
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

•	changes in the price and availability of natural gas or electricity;

•	inability to obtain necessary equipment or replacement parts;

•	changes in the railroad infrastructure, price, capacity and availability, including the potential for rail line disruptions;

•	changes in the price and availability of transportation;

•	availability of or failure of our contractors, partners and service providers to provide services at the agreed-upon levels or times;

•	failure to maintain safe work sites at our facilities or by third parties at their work sites;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial and transportation related accidents;

•	fires, explosions or other accidents;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	difficulties in obtaining and renewing environmental permits;

•	facility shutdowns or restrictions in operations in response to environmental regulatory actions including but not limited to actions related to endangered species;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits, licenses or other approvals, including mining or water rights;

•	labor disputes and disputes with our third-party contractors;

•	inability to attract and retain key personnel;

•	cyber security breaches of our systems and information technology;

•	the success or failure of pending acquisitions or financings, and the positive or negative impact of such transactions;

•	our ability to borrow funds and access capital markets; and

•	changes in the political environment of the geographical areas in which we and our customers operate.
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
Interest Rate Risk
As of June 30, 2018, we had $199,000 of principal outstanding under our senior secured term loan facility, with an effective interest rate of 6.10%. Assuming no change in the amounts outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $1,214 per year.
Credit Risk – Customer Concentration
During the six months ended June 30, 2018, approximately 56% of our revenues were earned from our four largest customers. Our customers are generally pressure pumping service providers and oil and gas exploration and production companies. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or we are unable to renew or replace these customer relationships, our gross profit and cash flows may be adversely affected.
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

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	August 2, 2018	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

HI-CRUSH PARTNERS LP
EXHIBIT INDEX

Exhibit Number	Description
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

10.1
Employment Agreement, dated April 2, 2018, by and between Hi-Crush Services LLC, Hi-Crush Partners LP, Hi-Crush Proppants LLC, and Scott J. Preston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on From 8-K, filed with the SEC on April 2, 2018).

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