Form 10-Q
period 2018-09-30
Hi-Crush Partners LP
filed 2018-10-30
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Registrant’s telephone number, including area code (713) 980-6200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of October 25, 2018, there were 100,866,063 common units outstanding.

HI-CRUSH PARTNERS LP

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$175,430	$5,662
Accounts receivable, net (Note 2)	122,897	139,448
Inventories (Note 4)	73,037	44,272
Prepaid expenses and other current assets	9,060	2,832
Total current assets	380,424	192,214
Property, plant and equipment, net (Note 5)	951,158	899,158
Intangible assets, net	70,008	8,416
Equity method investments (Note 2)	29,504	17,475
Other assets	8,246	5,877
Total assets	$1,439,340	$1,123,140
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$60,537	$46,794
Accrued and other current liabilities	54,349	29,931
Current portion of deferred revenues (Note 10)	19,840	4,399
Due to sponsor	5,345	12,399
Current portion of long-term debt (Note 6)	790	2,957
Total current liabilities	140,861	96,480
Deferred revenues (Note 10)	3,241	7,384
Long-term debt (Note 6)	443,974	194,462
Asset retirement obligations	10,552	10,179
Other liabilities (Note 7)	8,464	19,000
Total liabilities	607,092	327,505
Commitments and contingencies (Note 7)
Partners’ capital:
General partner interest	—	—
Limited partners interest, 89,866,063 and 89,009,188 units outstanding, respectively	832,248	795,635
Total partners’ capital	832,248	795,635
Total liabilities and partners’ capital	$1,439,340	$1,123,140

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues (Note 10)	$213,972	$167,583	$680,605	$386,167
Cost of goods sold (excluding depreciation, depletion and amortization)	147,583	119,955	444,097	291,920
Depreciation, depletion and amortization	10,241	8,805	28,522	21,229
Gross profit	56,148	38,823	207,986	73,018
Operating costs and expenses:
General and administrative expenses	16,266	9,583	39,822	28,221
Accretion of asset retirement obligations	124	115	373	343
Other operating expenses	631	200	1,836	343
Other operating income	—	(3,554)	—	(3,554)
Income from operations	39,127	32,479	165,955	47,665
Other income (expense):
Earnings (loss) from equity method investments (Note 2)	1,624	128	3,934	(142)
Interest expense	(7,973)	(2,800)	(15,154)	(8,167)
Loss on extinguishment of debt	(6,233)	—	(6,233)	—
Net income	$26,545	$29,807	$148,502	$39,356
Earnings per limited partner unit:
Basic	$0.30	$0.33	$1.67	$0.48
Diluted	$0.29	$0.32	$1.64	$0.47
Weighted average limited partner units outstanding:
Basic	89,277,833	91,030,558	88,848,290	85,277,011
Diluted	90,814,714	92,027,624	90,385,171	86,274,077

Distributions declared per limited partner unit	$0.225	$0.150	$1.200	$0.150

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net income	$148,502	$39,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	28,522	21,234
Amortization of intangible assets	2,056	1,262
Unit-based compensation to directors and employees	5,508	3,906
Amortization of loan origination costs into interest expense	762	1,118
Accretion of asset retirement obligations	373	343
Loss on disposal of property, plant and equipment	113	92
(Earnings) loss from equity method investments	(3,934)	142
Loss on extinguishment of debt	6,233	—
Foreign currency translation	(21)	—
Changes in operating assets and liabilities:
Accounts receivable	20,307	(55,045)
Inventories	(13,502)	(18,475)
Prepaid expenses and other current assets	(4,059)	18
Other assets	(1,682)	1,535
Accounts payable	(890)	20,168
Accrued and other current liabilities	8,284	18,032
Deferred revenues	(1,778)	19,459
Due to sponsor	(7,054)	9,928
Net cash provided by operating activities	187,740	63,073
Investing activities:
Capital expenditures for property, plant and equipment	(66,790)	(108,116)
Proceeds from sale of property, plant and equipment	3,154	8
Cash paid for business acquisition, net of cash acquired	(34,932)	(140,000)
Cash paid for asset acquisition	—	(200,830)
Equity method investments	(8,095)	(4,168)
Net cash used in investing activities	(106,663)	(453,106)
Financing activities:
Proceeds from equity issuances, net	—	412,577
Proceeds from issuance of long-term debt	450,000	—
Repayment of long-term debt	(202,588)	(4,014)
Loan origination costs	(11,425)	—
Affiliate financing, net	—	456
Payment of contingent consideration	(25,000)	—
Proceeds from participants in unit purchase programs	212	438
Repurchase of common units	(9,426)	—
Redemption of common units	(70)	—
Payment of accrued distribution equivalent rights	(398)	(39)
Distributions paid	(112,614)	—
Net cash provided by financing activities	88,691	409,418
Net increase in cash	169,768	19,385
Cash at beginning of period	5,662	4,521
Cash at end of period	$175,430	$23,906
Non-cash investing and financing activities:
Increase in accounts payable and accrued and other current liabilities for additions to property, plant and equipment	$12,849	$4,648
Estimated fair value of contingent consideration liability	$8,446	$14,000
Issuance of units for business acquisition	$19,190	$—
Issuance of units for asset acquisition	$—	$62,242
Issuance of units under unit purchase programs	$—	$1,576
Increase (decrease) in accrued distribution equivalent rights	$1,595	$(106)
Due to sponsor balance converted into non-controlling interest	$—	$116,417
Cash paid for interest, net of capitalized interest	$14,392	$7,049

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands)(Unaudited)

	General Partner Capital	Limited Partner Capital	Total Partner Capital
Balance at December 31, 2017	$—	$795,635	$795,635
Issuance of common units for business acquisition	—	19,190	19,190
Issuance of common units to directors and employees	—	474	474
Repurchase of common units	—	(9,426)	(9,426)
Redemption of common units	—	(70)	(70)
Unit-based compensation expense	—	5,152	5,152
Distributions, including distribution equivalent rights	—	(114,209)	(114,209)
Payment in excess of contingent consideration liability	—	(13,000)	(13,000)
Net income	—	148,502	148,502
Balance at September 30, 2018	$—	$832,248	$832,248

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
The Partnership is a Delaware limited partnership formed on May 8, 2012 to acquire selected sand reserves and related processing and transportation facilities of Hi-Crush Proppants LLC. The Partnership is a fully integrated, strategic provider of proppant and logistics solutions to the North American petroleum industry. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC, our general partner (the "general partner" or "Hi-Crush GP"), and a 100% limited partner interest to Hi-Crush Proppants LLC (the "sponsor"), its organizational limited partner.
On February 23, 2017, the Partnership entered into a contribution agreement with our sponsor to acquire all of the outstanding membership interests in Hi-Crush Whitehall LLC ("Whitehall"), the entity that owns the Whitehall facility, the remaining 2.0% equity interest in Hi-Crush Augusta LLC ("Augusta"), and all of the outstanding membership interests in PDQ Properties LLC (together, the "Other Assets"), for $140,000 in cash and up to $65,000 of contingent consideration over a two-year period (the "Whitehall Contribution"). The Partnership completed this acquisition on March 15, 2017.
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
On July 19, 2018, the Partnership entered into a purchase agreement to acquire FB Industries Inc. ("FB Industries"), a manufacturer and marketer of silo-based frac sand management systems. Under the terms of the transaction, the Partnership, through two of its wholly-owned subsidiaries, paid cash consideration of approximately $55,016 and issued 1,279,328 of new common units to the sellers. The terms also include the potential for additional future consideration payments based on the achievement of established performance benchmarks through 2021. The Partnership completed this acquisition on August 1, 2018. Refer to Note 3 - Acquisitions for additional disclosure regarding the FB Industries acquisition.
2. Significant Accounting Policies
In addition to the significant accounting policies listed below, a comprehensive discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K filed with the SEC on February 20, 2018.
Accounts Receivable
Trade receivables relate to sales of frac sand and related services for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary, generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of September 30, 2018 and December 31, 2017, the Partnership maintained an allowance for doubtful accounts of $1,065 and $1,060, respectively.

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
Equity Method Investments
The Partnership accounts for investments that it does not control but has the ability to exercise significant influence using the equity method of accounting. Under this method, the investment is carried originally at cost, increased by any allocated share of the Partnership's net income and contributions made, and decreased by any allocated share of the Partnership's net losses and distributions received. The Partnership's allocated share of income and losses are based on the rights and priorities outlined in the equity investment agreement.
On September 8, 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the wellsite. As of September 30, 2018, the Partnership's carrying value in PropX was $29,504, which is accounted for as an equity method investment as the Partnership has a non-controlling interest in PropX, but has the ability to exercise significant influence. The following table provides our capital contributions and proportionate share of PropX's operating results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Capital contributions	$—	$—	$8,095	$4,168
Earnings (loss) from equity method investments	$1,624	$128	$3,934	$(142)

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
As such transactions are between entities under common control, any differences between the original estimated fair value, and the actual resulting payments in the future are reflected as an equity adjustment to the deemed distributions associated with the acquisitions. The remaining balances of the original estimated fair value of contingent consideration is $3,000 and $4,000 for Blair and Whitehall, respectively, as reflected in accrued and other current liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2018. The excess amount of contingent consideration paid during the first quarter of 2018 over the originally estimated fair value was recorded as an equity adjustment of $13,000 and is reflected in our Condensed Consolidated Statement of Partners' Capital. Refer to Note 7 - Commitments and Contingencies for additional disclosure regarding contingent consideration.
In connection with the acquisition of FB Industries Inc., the agreement contained certain contingent consideration arrangements for a three-year period dependent upon the sale of certain FB silo systems and conveyors. The estimated fair value of the contingent consideration was $8,446 and is recorded as a long-term liability on the Condensed Consolidated Balance Sheet as of September 30, 2018.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Revenue Recognition
As of January 1, 2018, we adopted the new accounting standard ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers and all the related amendments to all contracts using the full retrospective method. The adoption of ASC Topic 606 had no impact on our revenue recognition practices or impact to our Consolidated Financial Statements but required additional disclosures. Refer to Note 10 - Revenues for additional disclosure regarding revenues.
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
Deferred Revenues
We occasionally receive prepayments from customers for future deliveries of frac sand or equipment. These prepayments represent consideration that is unconditional for which we have yet to transfer title to the sand or equipment. Amounts received from customers in advance of product deliveries are recorded as contract liabilities referred to as deferred revenues and recognized as revenue upon delivery of the product.
Fair Value of Financial Instruments
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of the 9.50% Senior Notes approximated $418,500 as of September 30, 2018, based on the market price quoted from external sources, compared with a carrying value of $450,000. If the 9.50% unsecured senior notes due 2026 (the "Senior Notes") were measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

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
Income Taxes
The Partnership is a pass-through entity and is not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Condensed Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At September 30, 2018 and December 31, 2017, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits.
Foreign currency
The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiary into the U.S. dollar reporting currency. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases (Topic 842). This update will impact all leases with durations greater than twelve months. In general, such arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under the new accounting guidance, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption will be calculated using the applicable incremental borrowing rate at the date of adoption. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2019 and should be applied retrospectively. The FASB has also issued the following standards which clarify ASU 2016-02 and have the same effective date as the original standard: ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) and ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendments in this update affect narrow aspects of the guidance issued in ASU 2016-02 and is intended to alleviate unintended consequences from applying the new standard. The amendments do not make substantive changes to the core provisions or principles of the new standard and will be considered during our implementation process.
In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this update provide entities with an optional transition method, which permits an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the amendments in this update also provide lessors with a practical expedient (provided certain conditions are met), by class of underlying asset, to not separate the nonlease component(s) from the associated lease component for purposes of income statement presentation.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

We expect to adopt Topic 842 on January 1, 2019, and intend to elect the optional additional transition method. We have established a project team to analyze the standard and are reviewing our current accounting policies and procedures to identify potential differences and changes which would result from applying the required new standard to our lease contracts, and are developing and implementing appropriate changes to our internal control processed and controls to support the accounting and disclosure requirements. We have identified the population of lease agreements, comprised primarily of our railcar and container lease arrangements, as well as office space, vehicles, land and terminals, and are assessing the impact of other arrangements for potential embedded leases. While we continue to evaluate the effect of the standard, we anticipate that the adoption will result in a material increase in right-of-use assets and lease liabilities on our Consolidated Balance Sheet but will not have a material impact on our Consolidated Statement of Operations or Cash Flows.
3. Acquisitions
Acquisition of FB Industries Inc.
On August 1, 2018, the Partnership acquired FB Industries Inc., a manufacturer and marketer of silo-based frac sand management systems for $55,016 in cash and issued 1,279,328 of new common units valued at $19,190, which further diversifies our vertically-integrated provider of frac sand and proppant logistics solution. The terms also include the potential for additional future consideration payments based on the achievement of established performance benchmarks through 2021. The acquisition was accounted for under the acquisition method of accounting whereby management assessed the net assets acquired and recognized amounts for the identified assets acquired and liabilities assumed.
The preliminary purchase price of $74,206 was allocated to the net assets acquired as follows:

Net assets of FB Industries as of August 1, 2018:
Cash	$20,084
Accounts receivable	3,776
Inventories	13,366
Goodwill and intangible assets	63,589
Prepaid expense and other current assets	2,051
Property, plant and equipment	1,684
Accounts payable	(1,784)
Deferred revenue	(9,911)
Accrued liabilities and other current liabilities	(10,203)
Contingent consideration	(8,446)
Fair value of net assets acquired	$74,206

The preliminary asset purchase price allocation is based on currently available information. Management is reviewing the valuation of the assets and liabilities acquired, the valuation of the contingent consideration and confirming the results to determine the final asset purchase price allocation, including any working capital adjustment, which is expected to be completed in the fourth quarter of 2018. The recognition of additional long-lived assets acquired, intangible assets or liabilities assumed may be identified as management completes its analysis and additional information is obtained about the facts and circumstances existing as of the asset acquisition date.
In connection with this acquisition, the Partnership incurred $616 of transaction costs associated with the acquisition during the nine months ended September 30, 2018. Such costs are included in general and administrative expenses.

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

	Nine Months Ended September 30, 2017
	Partnership Historical	Whitehall and Other Assets through March 15, 2017	Eliminations	Partnership Recast (Supplemental)
Revenues	$386,167	$—	$—	$386,167
Net income (loss)	$40,801	$(1,366)	$(79)	$39,356
Net income (loss) attributable to Hi-Crush Partners LP	$40,827	$(1,392)	$(79)	$39,356
Net income per limited partner unit - basic	$0.48			$0.46

4. Inventories
Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Raw material	$667	$498
Work-in-process	43,812	18,739
Finished goods	25,761	22,892
Spare parts	2,797	2,143
Inventories	$73,037	$44,272

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Buildings	$24,329	$21,532
Mining property and mine development	390,163	381,653
Plant and equipment	404,229	389,197
Rail and rail equipment	55,913	55,783
Transload and last-mile facilities and equipment	126,576	121,522
Construction-in-progress	65,281	14,454
Property, plant and equipment	1,066,491	984,141
Less: Accumulated depreciation and depletion	(115,333)	(84,983)
Property, plant and equipment, net	$951,158	$899,158

The Partnership recognized a loss on the disposal of fixed assets of $110 and $113 during the three and nine months ended September 30, 2018, respectively, and a loss of $100 and $92 during the three and nine months ended September 30, 2017, respectively, which is included in general and administrative expenses on our Condensed Consolidated Statements of Operations.
6. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
Senior Notes due 2026	$450,000	$—
ABL Credit Agreement	—	—
Term Loan Credit Facility	—	200,000
Other notes payable	4,142	3,054
Less: Unamortized original issue discount	—	(1,992)
Less: Unamortized debt issuance costs	(9,378)	(3,643)
Total debt	444,764	197,419
Less: current portion of long-term debt	(790)	(2,957)
Long-term debt	$443,974	$194,462

Senior Notes due 2026
On August 1, 2018, the Partnership completed the private placement of $450,000 aggregate principal amount of its 9.50% senior unsecured notes due 2026 (the "Senior Notes"). The Senior Notes were issued under and are governed by an indenture, dated as of August 1, 2018 (the "Indenture"), by and among the Partnership, the guarantors named therein (the "Guarantors"), and U.S. Bank National Association, as trustee. The Senior Notes are fully and unconditionally guaranteed (the "Guarantees"), jointly and severally, on a senior unsecured basis by the Guarantors. The Indenture contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, undertaking transactions with the Partnership’s unrestricted affiliates, and limitations on asset sales. The Senior Notes bear interest at an annual rate of 9.50% and are payable semi-annually.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

At any time prior to August 1, 2021, the Partnership may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 109.50% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with an amount of cash not greater than the net proceeds from certain equity offerings. At any time prior to August 1, 2021, the Partnership may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes plus a "make-whole" premium plus accrued and unpaid interest, if any, to the redemption date. The Partnership may also redeem all or a part of the Senior Notes at any time on or after August 1, 2021, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. If the Partnership experiences a change of control, the Partnership may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.
The Senior Notes and the Guarantees rank equally in right of payment with all of the Partnership’s and the Guarantors’ existing and future senior indebtedness, effectively junior to all of the Partnership’s existing and future secured indebtedness, including borrowings the ABL Credit Agreement, to the extent of the value of the assets securing such indebtedness, structurally junior to any indebtedness of the Partnership’s subsidiaries that do not guarantee the Senior Notes (including trade payables), and senior to all of the Partnership’s and the Guarantors’ future subordinated indebtedness.
As of September 30, 2018, we had $440,622 of indebtedness ($450,000, net of $9,378 of debt issuance costs) under our Senior Notes.
ABL Credit Agreement
On August 1, 2018, the Partnership, entered into a senior secured revolving credit facility (the "ABL Credit Agreement"), which matures on August 1, 2023, among the Partnership, as borrower, the lenders party thereto from time to time, and JP Morgan Chase Bank, N.A., as administrative agent and an issuing lender, and each other issuing lender party thereto. The ABL Credit Agreement permits aggregate borrowings of up to $200,000, including a $50,000 sublimit for letters of credit, with the ability to increase the amount of permitted aggregate borrowings up to $300,000 subject to certain conditions.
As of September 30, 2018, we had $97,731 of available borrowing capacity ($119,151, net of $21,420 letter of credit commitments) and no indebtedness under our ABL Credit Agreement.

The obligations of the Partnership under the ABL Credit Agreement are secured by substantially all assets of the Partnership (other than real estate and other customary exclusions). In addition, the Partnership’s subsidiaries guarantee the Partnership’s obligations under the ABL Credit Agreement and grant to the administrative agent security interests in substantially all of their respective assets (other than real estate and other customary exclusions).
Borrowings under the ABL Credit Agreement bear interest at a rate equal to, at the Partnership’s option, either (1) a base rate plus an applicable margin ranging between 0.75% per annum and 1.50% per annum, based upon the Partnership’s leverage ratio, or (2) a LIBOR rate plus an applicable margin ranging between 1.75% per annum and 2.50% per annum, based upon the Partnership’s leverage ratio.
The ABL Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In certain limited circumstances, the ABL Credit Agreement requires compliance with a fixed charge coverage ratio. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the ABL Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods) include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. As of September 30, 2018, the Partnership was in compliance with all covenants in the ABL Credit Agreement.
Revolving Credit Agreement
On December 22, 2017, the Partnership entered into a second amended and restated credit agreement (the "Revolving Credit Agreement"). On August 1, 2018, upon execution of the ABL Credit Agreement described above, the Revolving Lenders commitments under the Revolving Credit Agreement were terminated and the outstanding liabilities of the Partnership with respect to its obligations under the Revolving Credit Agreement were released and discharged. The Partnership had no outstanding loans under the Revolving Credit Agreement. In connection with the termination of the Revolving Credit Agreement, the Partnership recognized a $1,062 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Term Loan Credit Facility
On December 22, 2017, the Partnership entered into an amended and restated credit agreement (the "Term Loan Credit Agreement") providing for a senior secured term loan credit facility (the "Term Loan Credit Facility") that permits aggregate borrowings of up to $200,000, which was fully drawn on December 22, 2017. On August 1, 2018, in connection with the closing of the Senior Notes, the Partnership repaid its outstanding debt, including accrued interest, under the Term Loan Credit Facility. The payment was made prior to the maturity date and no early payment penalties were incurred by the Partnership. In connection with the termination of the Term Loan Credit Facility, the Partnership recognized a $5,171 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.
Other Notes Payable
On October 24, 2014, the Partnership entered into a purchase and sales agreement to acquire land and underlying frac sand deposits. During each of the years ended December 31, 2016, 2015 and 2014, the Partnership paid cash consideration of $2,500, and issued a three-year promissory note in the amount of $3,676, respectively, in connection with this agreement. The promissory notes accrue interest at rates equal to the applicable short-term federal rates. All principal and accrued interest is due and payable at the end of the respective three-year promissory note terms in December 2019, December 2018 and October 2017. However, the promissory notes are prepaid on a quarterly basis during the three-year terms as sand is extracted, delivered, sold and paid for from the properties. To obtain additional mineral rights on the previously acquired land, the Partnership issued a 4th three-year promissory note in August 2018 in the amount of $3,676, which will be prepaid on a quarterly basis during the three-year term as sand is extracted, delivered, sold, and paid for from the properties.
The Partnership made prepayments of $663 and $1,032 during the three months ended September 30, 2018 and 2017, respectively, and $2,588 and $2,514 during the nine months ended September 30, 2018 and 2017, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. In October 2018, the Partnership made a prepayment of $790 based on the volume of sand extracted, delivered, sold and paid for through the third quarter of 2018. As of September 30, 2018, the Partnership had repaid in full the promissory notes due in October 2017 and December 2018 and had $4,142 outstanding on its remaining 3rd and 4th promissory notes, which carried interest rates between 0.74% and 2.42%.

7. Commitments and Contingencies
Customer Contracts
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from one to seven years. Through September 30, 2018, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.
Supplier Contracts
A subsidiary of the Partnership has entered into a long-term supply agreement with a supplier, which contemplates the purchase of certain volumes and grades of sands at specified prices.
Royalty Agreements
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $4,243 and $5,447 for the three months ended September 30, 2018 and 2017, respectively, and $12,861 and $13,085 for the nine months ended September 30, 2018 and 2017, respectively.
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
As of September 30, 2018, we have not accrued a liability related to the PVGs because it is not possible to estimate how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. As of September 30, 2018, the Partnership has paid $3,085 under these guarantees since inception.
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
As of September 30, 2018, future minimum operating lease payments and minimum purchase commitments are as follows:

Fiscal Year	Operating Leases	Minimum Purchase Commitments
2018 (remaining months)	$9,325	$1,780
2019	37,492	4,579
2020	34,681	2,377
2021	27,647	2,344
2022	19,871	2,344
Thereafter	35,580	1,890
	$164,596	$15,314

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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

A 10% increase or decrease in the achievement of Adjusted EBITDA versus current forecasts for the measurement periods could result in a range of potential payments under these arrangements which could differ from the current estimated fair value of the liabilities based on our current forecasts.  The following table outlines the remaining original fair value reflected as the carrying value in the financial statements, the range of minimum and maximum undiscounted payments, and a sensitivity calculation of the current estimated fair value and sensitivities based on achieving Adjusted EBITDA levels 10% above or below the Partnership’s current forecasted results as of September 30, 2018.  Based on the significant estimates and assumptions included in the analysis, actual results could differ from these estimates.

		Undiscounted Payments		Sensitivity Analysis
Transaction	Carrying Value of Liability (a)	Minimum	Maximum	Current Estimated Fair Value	-10% Adjusted EBITDA	+10% Adjusted EBITDA
Blair Contribution	$3,000	$—	$5,000	$—	$2,398	$—
Whitehall Contribution	$4,000	$—	$45,000	$—	$—	$—

(a) Reflected in accrued and other current liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2018.
In connection with the acquisition of FB Industries Inc., the agreement contained certain contingent consideration arrangements from the date of closing to December 31, 2021, dependent upon leases or sales of certain FB silo systems or conveyors.   As of the acquisition date, the estimated fair value of the contingent consideration was $8,446 and is recorded as other liabilities on the Condensed Consolidated Balance sheet as of September 30, 2018.  The estimated fair value assumes only leases are entered into during this period.  A 10% increase or decrease in the assumed quantity of leases would result in an increase of $2,110 or a decrease of $1,805, respectively, in the fair value of the contingent consideration.   Conversely, a 50% shift in the assumed quantity of leases to sales of silo systems and conveyors would reduce the contingent consideration to $3,289.
Litigation
From time to time the Partnership may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.
8. Equity
During the second quarter of 2017, our sponsor distributed its 20,693,643 common units in the Partnership to its members. As of September 30, 2018, our management team, together with our general partner's board of directors have a 10% direct ownership interest in our limited partnership units. In addition, our sponsor is the owner of our general partner.
On August 1, 2018, the Partnership issued 1,279,328 of common units as additional consideration for the FB Industries acquisition.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

The following table presents information with respect to repurchases of common units made by the Partnership during the periods presented, which were retired upon repurchase:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Number of units purchased	—	—	753,090	—
Average price paid per unit including commission	$—	$—	$12.52	$—
Total cost	$—	$—	$9,426	$—

As of September 30, 2018, the Partnership has repurchased a total of 2,783,253 common units for a total cost of $29,426, with $70,574 remaining under its approved unit buyback program.
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
During the three and nine months ended September 30, 2018, $7,664 was allocated to the holder of our incentive distribution rights. During the three and nine months ended September 30, 2017, no income was allocated to the holder of our incentive distribution rights.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our limited partner unitholders and the holder of our incentive distribution rights will receive.
Our most recent distributions have been as follows:

Declaration Date	Amount Declared Per Unit	Record Date	Payment Date	Payment to Limited Partner Units	Payment to the Holder of Incentive Distribution Rights
October 16, 2017	$0.1500	October 31, 2017	November 14, 2017	$13,656	$—
January 17, 2018	$0.2000	February 1, 2018	February 13, 2018	$17,809	$—
April 18, 2018	$0.2250	May 1, 2018	May 15, 2018	$19,888	$—
July 20, 2018	$0.7500	August 3, 2018	August 14, 2018	$67,253	$7,664
October 21, 2018	$0.2250	November 1, 2018	November 14, 2018	$22,695	$—

(a) The distribution to be paid November 14, 2018 is calculated based on the units outstanding as of October 25, 2018.

Net Income per Limited Partner Unit
The following table outlines our basic and diluted, weighted average limited partner units outstanding during the relevant periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic common units outstanding	89,277,833	91,030,558	88,848,290	85,277,011
Potentially dilutive common units	1,536,881	997,066	1,536,881	997,066
Diluted common units outstanding	90,814,714	92,027,624	90,385,171	86,274,077

For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units. Incentive distribution rights are treated as participating securities.
Diluted earnings per unit excludes any dilutive awards granted (see Note 9 - Unit-Based Compensation) if their effect is anti-dilutive. Diluted earnings per unit for the three and nine months ended September 30, 2018 includes the dilutive effect of all 1,536,881 phantom units granted and outstanding at the assumed number of units which would have vested if the performance period had ended on September 30, 2018. Diluted earnings per unit for the three and nine months ended September 30, 2017 includes the dilutive effect of all 997,066 phantom units, granted and outstanding at the assumed number of units which would have vested if the performance period had ended on September 30, 2017.
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
The following tables provide a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per limited partner unit for the three and nine months ended September 30, 2018 and 2017:

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

	Three Months Ended September 30, 2018
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$22,695	$22,695
Assumed allocation of distribution in excess of earnings	—	3,850	3,850
Assumed allocation of net income	$—	$26,545	$26,545

Earnings per limited partner unit - basic		$0.30
Earnings per limited partner unit - diluted		$0.29

	Three Months Ended September 30, 2017
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$13,655	$13,655
Assumed allocation of earnings in excess of distribution	—	16,152	16,152
Assumed allocation of net income	$—	$29,807	$29,807

Earnings per limited partner unit - basic		$0.33
Earnings per limited partner unit - diluted		$0.32

	Nine Months Ended September 30, 2018
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$7,664	$109,836	$117,500
Assumed allocation of earnings in excess of distributions	(7,228)	38,230	31,002
Assumed allocation of net income	$436	$148,066	$148,502

Earnings per limited partner unit - basic		$1.67
Earnings per limited partner unit - diluted		$1.64

	Nine Months Ended September 30, 2017
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$13,655	$13,655
Assumed allocation of earnings in excess of distributions	—	25,701	25,701
Add back recast losses attributable to Whitehall and Other Assets through March 15, 2017	—	1,471	1,471
Assumed allocation of net income	$—	$40,827	$40,827

Earnings per limited partner unit - basic		$0.48
Earnings per limited partner unit - diluted		$0.47

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

9. Unit-Based Compensation
Long-Term Incentive Plan
On August 21, 2012, Hi-Crush GP adopted the Hi-Crush Partners LP Long-Term Incentive Plan, which was superseded on September 21, 2016 by the First Amended and Restated Long-Term Incentive Plan (the "Plan") for employees, consultants and directors of Hi-Crush GP and those of its affiliates, including our sponsor, who perform services for the Partnership. The Plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The Plan limited the number of common units that may be issued pursuant to awards under the Plan to 4,064,035 units. After giving effect to the Plan, to the extent that an award is forfeited, canceled, exercised, settled in cash, or otherwise terminates or expires without the actual delivery of common units pursuant to such awards, the common units subject to the award will again be available for new awards granted under the Plan; provided, however, that any common units withheld to cover a tax withholding obligation will not again be available for new awards under the Plan. The Plan is administered by Hi-Crush GP’s board of directors or a committee thereof.
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

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2017	346,141	$14.56
Vested	(60,528)	$32.45
Granted	1,104	$15.25
Forfeited	(6,193)	$33.93
Outstanding at September 30, 2018	280,524	$10.20

As of September 30, 2018, total compensation expense not yet recognized related to unvested PPUs was $945,972, with a weighted average remaining service period of 0.9 years.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2017	1,036,592	$10.97
Vested	(239,799)	$14.61
Granted	498,147	$10.21
Forfeited	(38,583)	$9.61
Outstanding at September 30, 2018	1,256,357	$10.02

As of September 30, 2018, total compensation expense not yet recognized related to unvested TPUs was $8,782,321, with a weighted average remaining service period of 2.1 years.
Director Unit Grants
The Partnership issued 36,109 and 29,148 common units to certain of its directors during the nine months ended September 30, 2018 and 2017, respectively.
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
Based on the current elected contributions, the participants will have the right to purchase an aggregate of approximately 298,000 common units. As of September 30, 2018, total accumulated contributions of $425 from directors under the Second 2017 UPP is maintained within accrued and other current liabilities on our Condensed Consolidated Balance Sheet.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Compensation Expense
The following table presents total unit-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Performance Phantom Units	$343	$373	$1,028	$1,121
Time-Based Phantom Units	1,335	714	3,824	1,993
Director and other unit grants	119	124	356	375
Unit Purchase Programs	100	298	300	417
Total compensation expense	$1,897	$1,509	$5,508	$3,906

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
The majority of our contracts are frac sand contracts that have a single performance obligation as the promise to transfer individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For the portion of our contracts that contain multiple performance obligations, such as work orders containing a combination of product, transportation, equipment rentals, and labor services, we allocate the transaction price to each performance obligation identified in the contract based on relative stand-alone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations.
Disaggregation of Revenues
The following table presents our revenues disaggregated by contractual relationships:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales to contract customers	$157,819	$114,901	$508,832	$263,059
Spot sales	19,766	52,572	72,940	122,864
Frac sand sales revenues	177,585	167,473	581,772	385,923
Other revenues	36,387	110	98,833	244
Total revenues	$213,972	$167,583	$680,605	$386,167

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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Deferred Revenues
As of September 30, 2018, the Partnership has recorded a total liability of $23,081 for prepayments of future deliveries of frac sand. Some prepayments are refundable in the event that the Partnership is unable to meet the minimum requirements under certain contracts. We expect to recognize these revenues over the next 1.9 years.
Changes in deferred revenues consisted of the following:

Balance at December 31, 2017	$11,783
Collection of prepayments	10,076
Revenues recognized	(8,689)
Customer payments acquired in purchase of FB Industries Inc.	9,911
Balance at September 30, 2018	$23,081

11. Related Party Transactions
Effective August 16, 2012, our sponsor entered into a services agreement (the "Services Agreement") with our general partner, Hi-Crush Services LLC ("Hi-Crush Services") and the Partnership, pursuant to which Hi-Crush Services provides certain management and administrative services to the Partnership to assist in operating the Partnership’s business. Under the Services Agreement, the Partnership reimburses Hi-Crush Services and its affiliates, on a monthly basis, for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, administrative, rent and other expenses for individuals and entities that perform services for the Partnership. Hi-Crush Services and its affiliates will not be liable to the Partnership for its performance of services under the Services Agreement, except for liabilities resulting from gross negligence. During the three months ended September 30, 2018 and 2017, the Partnership incurred $2,299 and $1,375, respectively, of management and administrative service expenses from Hi-Crush Services. During the nine months ended September 30, 2018 and 2017, the Partnership incurred $6,805and $3,968, respectively, of management and administrative service expenses from Hi-Crush Services.
In the normal course of business, our sponsor and its affiliates, including Hi-Crush Services, and the Partnership may from time to time make payments on behalf of each other.
As of September 30, 2018, an outstanding balance of $5,345 payable to our sponsor is maintained as a current liability under the caption "Due to sponsor".
On September 8, 2016, the Partnership entered into an agreement to become a member of PropX, which is accounted for as an equity method investment. As of September 30, 2018 and December 31, 2017, the Partnership purchased $9,835 and $6,593, respectively, of equipment from PropX, which is reflected in property, plant and equipment. As of September 30, 2018 and December 31, 2017, the Partnership had accounts payable and accrued expenses of $709 and $1,273, respectively, to PropX, which is reflected in accounts payable and accrued and other current liabilities on our Condensed Consolidated Balance Sheet. In addition to equipment purchases, during the three months ended September 30, 2018 and 2017, we incurred $1,620 and $539, respectively, of lease expense for the use of PropX equipment, which is reflected in cost of goods sold. During the nine months ended September 30, 2018 and 2017, we incurred $3,709 and $1,205, respectively, of lease expense for the use of PropX equipment, which is reflected in cost of goods sold. During the first quarter of 2018, we made a lease prepayment of $3,211 for the use of PropX equipment.
During the three and nine months ended September 30, 2018 and 2017, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company ("Alston Companies"), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who is a director of our general partner, has an ownership interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

13. Subsequent Events
Distributions
On October 21, 2018, our general partner's board of directors declared a cash distribution for the third quarter of 2018 totaling $22,695, or $0.225 per common unit. This distribution will be paid on November 14, 2018 to unitholders of record on November 1, 2018.
Buyout of Sponsor
On October 21, 2018, the Partnership entered into a Contribution Agreement (the “Contribution Agreement”) with our sponsor, Hi-Crush Augusta Acquisition Co. LLC and certain persons (the “Contributor Parties”) collectively holding all of the then outstanding membership interests in the sponsor (collectively, the “Subject Units”). Pursuant to the Contribution Agreement, among other things, (i) the Contributor Parties agreed to contribute the Subject Units to the Partnership in exchange for an aggregate of 11.0 million common units issued by the Partnership (such contributions, collectively, the “Sponsor Contribution”) valued at $96.3 million, (ii) all of the outstanding incentive distribution rights representing limited partnership interests in the Partnership (the “IDRs”) were canceled and extinguished and (iii) the sponsor waived any and all rights to receive earnout payments from the Partnership or our subsidiaries pursuant to certain previously entered into contribution agreements to which it was a party. In connection with the Sponsor Contribution, Robert E. Rasmus was appointed Chairman of the Board and six members of the Board of Directors previously appointed by Avista Capital Partners resigned.
First Amendment to Credit Agreement
On October 18, 2018, the Partnership entered into the First Amendment to Credit Agreement (the “ABL Amendment”) by and among the Partnership, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. Pursuant to the ABL Amendment, (i) the definition of “Change in Control” was revised to reflect that the Partnership’s direct or indirect ownership of our general partner as contemplated by the Contribution Agreement did not cause a Change in Control and (ii) solely in connection with the Sponsor Contribution, the administrative agent and required lenders waived compliance with certain covenants and any defaults or event of defaults arising therefrom.
Third Amendment to Registration Rights Agreement
On October 21, 2018, the Partnership entered into the Third Amendment to the Registration Rights Agreement (the “RRA Amendment”) by and between the Partnership and the Contributor Parties. Pursuant to the RRA Amendment, the definition of “Registrable Securities” set forth in the Registration Rights Agreement, dated August 20, 2012, by and between the Partnership and the sponsor was revised to incorporate common units representing limited partner interests issued pursuant to the Contribution Agreement.
Partnership Agreement AmendmentOn October 21, 2018, pursuant to the Contribution Agreement, our general partner amended and restated the Second Amended and Restated Limited Partnership Agreement of the Partnership (as so amended and restated, the “Third Amended and Restated Limited Partnership Agreement”), effective October 21, 2018, to, among other things, reflect the cancellation and elimination of the IDRs and the addition of provisions related to the election of members of our general partner's board of directors by the limited partners of the Partnership.

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
Overview
Hi-Crush is a fully integrated, solutions strategic provider of proppant and logistics solutions to the North American petroleum industry. We own and operate multiple frac sand mining facilities and in-basin terminals, and provide mine-to-wellsite logistics services that optimize proppant supply to customers in all major basins. Our integrated PropStream™ service, offering both container- and silo-based wellsite delivery and storage systems, provides the highest level of flexibility, safety and efficiency in managing the full scope and value of the proppant supply chain.
Our Assets and Operations
We own and operate five production facilities located in Wisconsin and Texas. Our Wisconsin production facilities are equipped with on-site transportation infrastructure capable of accommodating unit trains connected to the Union Pacific Railroad mainline or the Canadian National Railroad mainline. As of September 30, 2018, our Texas production facility had 18,000 tons of on-site silo storage capacity and has infrastructure capable of direct loading into trucks.
The following table provides a summary of our production facilities and our proven reserves as of December 31, 2017:

Mine/Plant Name	Mine/Plant Location	In-Service Date	Area (in acres)	Annual Capacity	Proven Reserves (in thousands of tons)
Wyeville facility	Wyeville, WI	June 2011	971	1,850,000	74,072
Augusta facility	Augusta, WI	June 2012	1,187	2,860,000	38,582
Blair facility	Blair, WI	March 2016	1,285	2,860,000	114,922
Whitehall facility (a)	Whitehall, WI	Sept 2014	1,447	2,860,000	78,157
Kermit facility	Kermit, TX	July 2017	1,226	3,000,000	103,580
(a) On September 26, 2018 we announced the temporary idling of the Whitehall dry plant.
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
On July 19, 2018, the Partnership entered into a purchase agreement to acquire FB Industries Inc. ("FB Industries"), a manufacturer and marketer of silo-based frac sand management systems. Under the terms of the transaction, the Partnership, through two of its wholly-owned subsidiaries, paid cash consideration of approximately $55,016 and issued 1,279,328 of new common units to the sellers. The terms also include the potential for additional future consideration payments based on the achievement of established performance benchmarks through 2021. The Partnership completed this acquisition on August 1, 2018.
In July 2018, the Partnership announced its plans to expand the production capacity at its Wyeville facility by an additional 850,000 tons per year. Following the expansion, the Wyeville facility’s annual processing capacity will increase to 2,700,000 tons of frac sand per year. The expansion at the Wyeville facility is expected to be complete early in the first quarter of 2019.
Additionally, in July 2018, the Partnership announced it plans to construct a second production facility, located on our reserves near Kermit, Texas ("Kermit 2"). Kermit 2 will add 3,000,000 tons per year of processing capacity, and will operate independently of the existing Kermit facility. The new facility will be located west of the existing Kermit facility with sufficient and separate road access to enable efficient entrance and egress. Each Kermit facility will independently mine reserves which produce 100 mesh Permian PearlTM frac sand. Kermit 2 is expected to be in-service in late December 2018.

As of September 30, 2018, we own or operate 12 terminal locations throughout Colorado, Pennsylvania, Ohio, New York and Texas, of which three are idled and seven are capable of accommodating unit trains. Our terminals include approximately 110,000 tons of rail storage capacity and approximately 140,000 tons of silo storage capacity. We are continuously looking to increase the number of terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short term pricing agreements.
Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of September 30, 2018, we leased or owned 4,985 railcars used to transport sand from origin to destination and managed a fleet of 2,453 additional railcars dedicated to our facilities by our customers or the Class I railroads.
In September 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last mile logistics equipment for the proppant industry. In October 2016, the Partnership began providing to customers its PropStream integrated logistics service, which involves loading frac sand at in-basin terminals into PropX containers before being transported by truck to the wellsite. At the wellsite, we believe the PropX proprietary conveyor system, PropBeast®, significantly reduces noise and dust emissions due to its fully enclosed environment. As of September 30, 2018, we owned 31 PropBeast conveyors and leased 2,126 containers from PropX.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts which have current terms expiring between 2018 and 2024. We sell a substantial portion of the frac sand we produce to customers with whom we have long-term contracts. As of October 1, 2018, the average remaining contract terms of our long-term contracts was 2 years with remaining terms ranging from 3 to 75 months. Each contract defines the minimum volume of frac sand that the customer is required to purchase, the volume that we are required to make available, the technical specifications of the product and the price per ton. In 2017, we began to revise the pricing structure in our contracts for sand sourced from our Wisconsin facilities to be periodically negotiated pricing generally reflective of market conditions and prices. Our contracts for sand sourced from our Kermit facilities are generally fixed price for the life of the contract. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. Delivery of sand to our customers may occur at the production facility, rail origin, terminal or wellsite.
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
We pay royalties to third parties at our Wisconsin facilities at various rates, as defined in the individual royalty agreements. We currently pay an aggregate rate up to $5.15 per ton of sand excavated, processed and sold from our Wisconsin facilities, delivered to and paid for by our customers. No royalties are due on the sand extracted, processed and sold from our Kermit facility.

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
The following table presents a reconciliation of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Reconciliation of distributable cash flow to net income:
Net income	$26,545	$29,807	$148,502	$39,356
Depreciation and depletion expense	10,241	8,806	28,522	21,234
Amortization expense	1,215	421	2,056	1,262
Interest expense	7,973	2,800	15,154	8,167
EBITDA	45,974	41,834	194,234	70,019
(Earnings) loss from equity method investments	(1,624)	(128)	(3,934)	142
Loss on extinguishment of debt	6,233	—	6,233	—
Adjusted EBITDA	50,583	41,706	196,533	70,161
Less: Cash interest paid	(7,649)	(2,427)	(14,392)	(7,049)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(4,914)	(3,399)	(15,150)	(8,189)
Add: Accretion of asset retirement obligations	124	115	373	343
Add: Unit-based compensation	1,897	1,509	5,508	3,906
Distributable cash flow	40,041	37,504	172,872	59,172
Adjusted for: Distributable cash flow attributable to assets contributed by the sponsor, prior to the period in which the contribution occurred (b)	—	—	—	1,247
Distributable cash flow attributable to Hi-Crush Partners LP	40,041	37,504	172,872	60,419
Less: Distributable cash flow attributable to the holder of incentive distribution rights	—	—	(7,664)	—
Distributable cash flow attributable to limited partner unitholders	$40,041	$37,504	$165,208	$60,419

(a)
Maintenance and replacement capital expenditures, including accrual for reserve replacement, were determined based on an estimated reserve replacement cost of $1.35 per ton produced and delivered through September 30, 2017. Effective October 1, 2017, we increased the estimated reserve replacement cost to $1.85 per ton produced and delivered, due to the addition of our Kermit facility. We expect to revise our estimated reserve replacement cost as of January 1, 2019 upon completion of the Kermit 2 facility construction. Such expenditures include those associated with the replacement of equipment and sand reserves, to the extent that such expenditures are made to maintain our long-term operating capacity. The amount presented does not represent an actual reserve account or requirement to spend the capital.

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
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows may not be comparable between periods for the following reasons:

•
We commenced operations at our Kermit production facility on July 31, 2017. The Kermit facility commenced operations and sales of frac sand during the third quarter of 2017, resulting in an increase in volumes produced and delivered during the nine months ended September 30, 2018 as compared to the same period of 2017.

•
Our Whitehall production facility was temporarily idled from the second quarter of 2016 through March 2017. The Whitehall facility was temporarily idled during the second quarter of 2016. The Partnership resumed production at the Whitehall facility in March 2017, resulting in an increase in volumes produced and delivered during the nine months ended September 30, 2018 as compared to the same period of 2017. On September 26, 2018, the Partnership announced the temporary idling of the Whitehall facility's dry plant.

•
Our Augusta production facility was temporarily idled from October 2015 through September 2016. In October 2015, we temporarily idled our Augusta facility until production resumed at reduced capacity levels in September 2016. We did not resume production at rates near full capacity until April 2017, resulting in an increase in volumes produced and delivered during the nine months ended September 30, 2018 as compared to the same period of 2017.

•
During the fourth quarter of 2016, we launched PropStream, our integrated logistics service, which delivers proppant into the blender at the wellsite. Accordingly, our financial statements reflect an increase in frac sand sales, other service revenues and logistics costs during the nine months ended September 30, 2018 as compared to the same period of 2017.

•
On August 1, 2018, we completed the acquisition of FB Industries Inc. On August 1, 2018, the Partnership purchased FB Industries, a manufacturer and marketer of silo-based frac sand management systems. Accordingly, our financial statements reflect increased operating costs and general and administrative expenses associated with the FB Industries operations.

Market Conditions
Exploration and production activity increased throughout 2017 and has continued to do so through the first three quarters of 2018, as demonstrated by the growth in the reported Baker Hughes U.S. land rig count from a low average of 380 rigs in May 2016 to 1,029 rigs as of September 28, 2018, reflecting an increase of 13% since the end of 2017 and 12% since the same time in the prior year. Well completion activity has, for the most part, similarly increased over the same periods, and, when coupled with continued growth in frac sand usage per well, has resulted in an increased positive influence on demand for raw frac sand. The industry currently expects 2018 total annual demand of approximately 110 million tons of frac sand, up significantly from 2017 and historical levels, with even greater demand forecasted in 2019. While stated frac sand capacity may exceed near-term demand, available industry capacity is constrained due to several factors, including availability of the grades of frac sand that are most in demand in certain regions or well completion environments, general operating conditions and normal downtime, and logistics constraints. In response to growing demand for U.S. frac sand, the industry has developed additional capacity which will continue to ramp up into 2019, with the majority of this development in the Permian Basin.
In August of 2018, well completion activity slowed significantly as many operators reduced spending or had reached their budgeted spending levels more quickly than anticipated as well completion efficiencies continued to improve through the first half of 2018. Within the Permian Basin, concerns around pipeline takeaway capacity for transporting crude oil out of the basin also may have impacted operators’ decisions to reduce spending for the remainder of 2018. Additionally, with the completion of construction and start-up of operations at several Permian mines during the first three quarters of 2018, in-basin supply is becoming more available. The advent of sand supply available closer to the wellsite in the Permian Basin, and to a lesser extent in the Eagle Ford, Mid-Con and Haynesville shale plays, has resulted in a rapid shift in consumption in the third quarter of 2018 from Northern White sand to in-basin sand supply. The onset of reduced activity has caused frac sand demand growth to lag the increase in supply, and has resulted in a significant reduction in pricing, particularly for Northern White sand, that is impacting sand pricing in all basins. These factors haves resulted in declines in pricing of 10 percent or more in the latter part of the third quarter of 2018. In response to the price decline, we and many of our competitors have reduced available capacity through the temporary idling of facilities, including our Whitehall facility. We anticipate pricing weakness will continue in the fourth quarter of 2018, but expect pricing to stabilize as capacity comes off the market and frac sand demand increases as expected in 2019.

We believe there will be continued demand for Northern White frac sand within the Permian Basin as completion activity within that basin increases due to customer preferences and other factors. However, we believe a large portion of Northern White frac sand which previously supplied the Permian Basin will be displaced due to continued adoption of locally-produced sand. These Northern White volumes may be reallocated into other major basins around the country where they are most cost-effectively delivered via rail, barge or other modes of transportation, and which do not have the same readily available production of in-basin sand. However, over time we believe frac sand facilities producing Northern White at a higher cost are likely to be idled or permanently shut down due to increased competition within these regions resulting in realized sales pricing below the level at which such facilities can profitably operate. At this time it is not possible to determine which facilities will be idled or shut down, or the exact timeframe in which such actions would be taken.
We remain encouraged by expected fundamentals in 2019, particularly as some of the factors limiting demand in the back half of 2018 including budget exhaustion and pipeline constraints, are alleviated. Additionally, an increase in the number of drilled but uncompleted wells (DUCs) represents pent up demand for completions services and frac sand that will provide further support for overall demand in 2019 and beyond, regardless of rig count activity.
The following table presents sales, volume and pricing comparisons for the third quarter of 2018, as compared to the second quarter of 2018:

	Three Months Ended
	September 30,	June 30,		Percentage
	2018	2018	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$177,585	$212,703	$(35,118)	(17)%
Tons sold	2,775,360	3,037,504	(262,144)	(9)%
Average price per ton sold	$64	$70	$(6)	(9)%
Revenues generated from the sale of frac sand decreased due to the overall sequential decrease in sales volumes, a change in the mix of sales locations, as well as declining average sales prices. Our average sales price per ton decreased sequentially due to a higher percentage of total volumes originating from our in-basin Kermit facility coupled with pricing pressures experienced from the reduced well completion activity, coupled with the rapid influx of available supply from other in-basin production facilities.
Results of Operations
The following table presents revenues and expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$213,972	$167,583	$680,605	$386,167
Costs of goods sold:
Production costs	39,715	35,749	125,313	88,299
Logistics costs	107,868	84,206	318,784	203,621
Depreciation, depletion and amortization	10,241	8,805	28,522	21,229
Gross profit	56,148	38,823	207,986	73,018
Operating costs and expenses	17,021	6,344	42,031	25,353
Income from operations	39,127	32,479	165,955	47,665
Other income (expense):
Earnings (loss) from equity method investments	1,624	128	3,934	(142)
Interest expense	(7,973)	(2,800)	(15,154)	(8,167)
Loss on extinguishment of debt	(6,233)	—	(6,233)	—
Net income	$26,545	$29,807	$148,502	$39,356

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues
The following table presents sales, volume and pricing comparisons for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017:

	Three Months Ended
	September 30,			Percentage
	2018	2017	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$177,585	$167,473	$10,112	6%
Tons sold	2,775,360	2,456,195	319,165	13%
Average price per ton sold	$64	$68	$(4)	(6)%
Revenues generated from the sale of frac sand were $177,585 and $167,473 for the three months ended September 30, 2018 and 2017, respectively, during which we sold 2,775,360 and 2,456,195 tons of frac sand, respectively. The volume increase was driven by a quarter of full production at our Kermit facility, which commenced operations on July 31, 2017 and ramped up to full production throughout the remainder of 2017. Average sales price per ton was $64 and $68 for the three months ended September 30, 2018 and 2017, respectively. The decline in average sales price between the two periods was driven by a higher percentage of total third quarter of 2018 volumes coming from our Kermit facility, offset by higher sales pricing on Northern White sand, which had increased during the first half of 2018 due to supply shortages during that time. Northern White pricing remained elevated before beginning to decline in mid third quarter of 2018, with average pricing of Northern White sand over the entirety of third quarter 2018 higher than those during the third quarter of 2017.
Other revenues related to PropStream integrated logistics services and activities performed at our in-basin terminals, including transloading, railcar storage, silo storage and other services was $36,387 and $110 for the three months ended September 30, 2018 and 2017, respectively. The increase in other revenues is a direct result of increased activity levels and increased use of our PropStream integrated logistics services.
Costs of Goods Sold – Production Costs
We incurred production costs of $39,715 and $35,749 for the three months ended September 30, 2018 and 2017, respectively. The increase in production costs for the three months ended September 30, 2018 was attributable to increased volumes produced and delivered from our four Wisconsin production facilities compared to the same period in 2017, as well as the commencement of operations at our Kermit production facility in the third quarter of 2017. For the three months ended September 30, 2018 and 2017, we purchased $2,975 and $1,538, respectively, of sand and other proppants from third party suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs, including rail freight and trucking costs, of $107,868 and $84,206 for the three months ended September 30, 2018 and 2017, respectively, due to a 19% increase in total volume sold in-basin via our terminal network and at the wellsite.
Costs of Goods Sold – Depreciation, Depletion and Amortization of Intangible Assets
For the three months ended September 30, 2018 and 2017, we incurred $10,241 and $8,805, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation. The increase was primarily attributable to higher levels of reserve depletion at our Kermit production facility which was at full production during the 2018 period.
Gross Profit
Gross profit was $56,148 and $38,823 for the three months ended September 30, 2018 and 2017, respectively. Gross profit percentage increased to 26.2% in the third quarter of 2018 from 23.2% in the third quarter of 2017. The margin improvement was driven by a 13% increase in consolidated volumes which improved absorption of fixed operating costs and generally higher pricing in the current quarter.
Operating Costs and Expenses
For the three months ended September 30, 2018, we incurred total operating costs and expenses of $17,021 primarily attributable to general and administrative expenses of $16,266. General and administrative expenses for the three months ended September 30, 2018 included $951 of non-recurring business development and legal costs and lease termination costs associated with the relocation of our corporate offices, in addition to $794 in amortization of intangibles resulting from the FB acquisition.

For the three months ended September 30, 2017, we incurred total operating costs and expenses of $6,344, which included general and administrative expenses of $9,583, offset by $3,554 of other operating income related to the termination of a contract. General and administrative expenses for the three months ended September 30, 2017 included $879 of non-recurring legal, professional, marketing and other business development costs associated with the Whitehall Contribution, and the development of our Kermit facility and Pecos terminal.
The increase in general and administrative expense for the comparable periods in 2018 and 2017 was attributable to increased headcount necessitated due to growth of the business, increased property tax and insurance costs from an expanded asset base, and generally higher levels of transactional activity and other projects in the current quarter.
Earnings from Equity Method Investments
During the three months ended September 30, 2018 and 2017, the Partnership recognized earnings of $1,624 and $128, respectively, from its equity method investment in PropX representing its proportionate share of PropX's operating results during the periods. The earnings during the three months ended September 30, 2018 were driven by increased rentals of containers and sales of conveyors by PropX.
Interest Expense
Interest expense was $7,973 and $2,800 for the three months ended September 30, 2018 and 2017, respectively, principally associated with the interest on our term loan and Senior Notes. The increase in interest expense during the 2018 period was primarily driven by the issuance of $450,000 of 9.5% Senior Notes in August 2018.
Loss on Extinguishment of Debt
During the three months ended September 30, 2018, the Partnership terminated our Revolving Credit Agreement and our Term Loan Credit Facility. In connection with the terminations, the Partnership recognized a $6,233 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.
Net Income
Net income was $26,545 and $29,807 for the three months ended September 30, 2018 and 2017, respectively.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenues
The following table presents sales, volume and pricing comparisons for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017:

	Nine Months Ended
	September 30,			Percentage
	2018	2017	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$581,772	$385,923	$195,849	51%
Tons sold	8,430,491	5,953,598	2,476,893	42%
Average price per ton sold	$69	$65	$4	6%
Revenues generated from the sale of frac sand were $581,772 and $385,923 for the nine months ended September 30, 2018 and 2017, respectively, during which we sold 8,430,491 and 5,953,598 tons of frac sand, respectively. The volume increase is primarily the result of improved year over year market conditions, as well as increased production capacity following the commencement of operations at the Kermit facility in the third quarter of 2017 and the resumption of operations at the Whitehall facility at the end of March 2017. Average sales price per ton was $69 and $65 for the nine months ended September 30, 2018 and 2017, respectively. The increase in average sales price between the two periods was attributable to a higher percentage of delivered volumes being made in-basin, along with improved industry market conditions which increased demand and drove pricing higher throughout the first half of 2018.
Other revenues related to PropStream integrated logistics services and activities performed at our in-basin terminals, including transloading, railcar storage, silo storage and other services was $98,833 and $244 for the nine months ended September 30, 2018 and 2017, respectively. The increase in other revenues is a direct result of increased activity levels at our terminals and year over year increased use of our PropStream integrated logistics services.

Costs of Goods Sold – Production Costs
We incurred production costs of $125,313 and $88,299 for the nine months ended September 30, 2018 and 2017, respectively. The increase in production costs for the nine months ended September 30, 2018 was primarily attributable to an increase in volumes produced and delivered across our four Wisconsin production facilities compared to the same period in 2017 as well as a full period of operations at our Kermit production facility which commenced operations in the third quarter of 2017. For the nine months ended September 30, 2018 and 2017, we purchased $14,788 and $5,328, respectively, of sand and other proppants from third party suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $318,784 and $203,621 for the nine months ended September 30, 2018 and 2017, respectively, reflecting a 46% increase in volumes sold in-basin via our terminal network and at the wellsite, as well as growth in our PropStream logistics services.
Costs of Goods Sold – Depreciation, Depletion and Amortization of Intangible Assets
For the nine months ended September 30, 2018 and 2017, we incurred $28,522 and $21,229, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation. The increase was primarily attributable to reserves depletion at our Kermit production facility which commenced operations in the third quarter of 2017.
Gross Profit
Gross profit was $207,986 and $73,018 for the nine months ended September 30, 2018 and 2017, respectively. Gross profit percentage increased to 30.6% in the first nine months of 2018 from 18.9% in the first nine months of 2017. The increase was driven by increased prices and volumes during the 2018 period compared to 2017.
Operating Costs and Expenses
For the nine months ended September 30, 2018, we incurred total operating costs and expenses of $42,031 primarily attributable to general and administrative expenses of $39,822. General and administrative expenses for the nine months ended September 30, 2018 included $2,035 of non-recurring business development and legal costs and lease termination costs associated with the relocation of our corporate offices. In addition, during the nine months ended September 30, 2018, the Partnership incurred $1,000 of other operating expenses related to the settlement of a contract dispute.
For the nine months ended September 30, 2017, we incurred total operating costs and expenses of $25,353, which included general and administrative expenses of $28,221, offset by $3,554 of other operating income related to the termination of a contract. During the nine months ended September 30, 2017, the Partnership included $1,720 of non-recurring legal, professional, marketing and other business development costs associated with the Whitehall Contribution, and the development of our Kermit facility and Pecos terminal.
The increase in general and administrative expense for the comparable periods in 2018 and 2017 was attributable to increased headcount necessitated due to growth of the business, increased property tax and insurance costs from an expanded asset base, and generally higher levels of transactional activity and other projects in the current quarter.
Earnings (Loss) from Equity Method Investments
During the nine months ended September 30, 2018, the Partnership recognized earnings of $3,934, compared to a loss of $(142) for the nine months ended September 30, 2017, from its equity method investment in PropX representing its proportionate share of PropX's operating results during the periods. The earnings during the nine months ended September 30, 2018 were driven by increased rentals of containers and sales of conveyors by PropX. The loss during the nine months ended September 30, 2017 was driven by initial start-up and legal costs incurred since the formation of the joint venture in September 2016.
Interest Expense
Interest expense was $15,154 and $8,167 for the nine months ended September 30, 2018 and 2017, respectively, principally associated with the interest on our term loan and Senior Notes. The increase in interest expense during the 2018 period was primarily driven by the issuance of $450,000 of 9.50% Senior Notes in August 2018.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2018, the Partnership terminated our Revolving Credit Agreement and our Term Loan Credit Facility. In connection with the terminations, the Partnership recognized a $6,233 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.
Net Income
Net income was $148,502 and $39,356 for the nine months ended September 30, 2018, and 2017, respectively.

Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be cash generated by our operations, supplemented by borrowings under our ABL Credit Agreement, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. As of October 25, 2018, our sources of liquidity consisted of $162,630 of available cash and $97,731 pursuant to available borrowings under our ABL Credit Agreement ($119,151, net of $21,420 letter of credit commitments) and had $450,000 indebtedness.
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
ABL Credit Agreement and Senior Notes due 2026
As of October 25, 2018, we have $450,000 of 9.5% Senior Notes which mature on August 1, 2026 and had $97,731 of undrawn borrowing capacity ($119,151, net of $21,420 letter of credit commitments) under our ABL Credit Agreement. The ABL Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. As of September 30, 2018, we are in compliance with the covenants contained in the ABL Credit Agreement.
Borrowings under our Senior Notes and ABL Credit Facility are secured by substantially all of our assets. In addition, our subsidiaries have guaranteed our obligations under both credit agreements and have granted the lenders security interests in substantially all our their respective assets. For additional information regarding our ABL Credit Agreement and our Senior Notes due 2026, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Ratings
As of October 25, 2018, the credit rating of the Partnership’s Senior Notes was B3 from Moody’s and B- from Standard and Poor’s.
The credit ratings of the Partnership’s Senior Notes reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.
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
Equity Distribution Agreement
On January 4, 2017, the Partnership entered into an equity distribution program with certain financial institutions (each, a "Manager") under which we may sell, from time to time, through or to the Managers, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. As of October 25, 2018, the Partnership had not issued any common units under this equity distribution program.
Distributions
On October 21, 2018, our general partner's board of directors declared a cash distribution for the third quarter of 2018 of $0.225 per common unit, or $0.90 on an annualized basis. This distribution will be paid on November 14, 2018 to unitholders of record on November 1, 2018. This quarterly distribution equates to approximately $22,695 per quarter, or $90,780 per year, based on the number of common units as of October 25, 2018. The board of directors intends to pay a quarterly distribution to the extent the Partnership has sufficient operating surplus, as defined in the partnership agreement, and cash generated from operations after establishment of cash reserves and payment of fees and expenses. Any decision with respect to distribution amounts will be made by the general partner's board of directors on a quarterly basis, subject to company performance and market conditions. The Partnership does not have a legal or contractual obligation to pay distributions.

Unit Buyback Program
On October 17, 2017, the Partnership announced that the board of directors of our general partner approved a unit buyback program of up to $100,000. The repurchase program does not obligate the Partnership to repurchase any specific dollar amount or number of units and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. During the third quarter of 2018, the Partnership did not repurchase any common units. As of October 25, 2018, the Partnership has repurchased a total of 2,783,253 common units for a total cost of $29,426, with $70,574 remaining under its approved unit buyback program.
Capital Requirements
Capital expenditures totaled $66,790 during the nine months ended September 30, 2018, primarily associated with the development of our Kermit 2 facility, expansion of our Wyeville facility, various projects at our production facilities and terminals, and equipment purchases for PropStream. We currently plan to spend $155,000 to $165,000 during 2018, driven by the development and construction of the Kermit 2 facility, equipment builds to further expand market penetration of the FB Industries silo solution, the expansion of the Wyeville facility, and further growth in PropStream and other logistics initiatives.
Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Partnership's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestitures or organic capital expenditures. As of September 30, 2018, we had a positive working capital balance of $64,923 as compared to a balance of $93,029 at December 31, 2017.
The following table summarizes our working capital as of the dates indicated.

	September 30, 2018	December 31, 2017
Current assets:
Accounts receivable, net	$122,897	$139,448
Inventories	73,037	44,272
Prepaid expenses and other current assets	9,060	2,832
Total current assets	204,994	186,552
Current liabilities:
Accounts payable	60,537	46,794
Accrued and other current liabilities	54,349	29,931
Current portion of deferred revenues	19,840	4,399
Due to sponsor	5,345	12,399
Total current liabilities	140,071	93,523
Working capital	$64,923	$93,029
Accounts receivable decreased $16,551 during the nine months ended September 30, 2018, reflecting an increase in the percentage of volumes sold FOB mine at lower pricing than in-basin sales in the third quarter 2018 partially offset by an increase of $3,776 for the FB Industries acquisition.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. With the acquisition of FB Industries, inventory also includes silo systems, equipment and parts. The increase in our inventory of $28,765 was primarily driven by and the acquisition of FB Industries of $13,366, an increase in FB Industries inventory of $6,844 and a buildup of washed sand stockpiles at our Wisconsin production facilities.
Prepaid and other current assets increased $6,228 during the nine months ended September 30, 2018, primarily due to $2,051 from the acquisition of FB Industries and a prepayment of $3,211 for the lease of PropX equipment.

Accounts payable and accrued liabilities increased by $38,161 on a combined basis, including $30,344 related to the FB Industries acquisition and a reclassification to current liabilities of $7,000, construction costs related to our Kermit 2 facility and the extension of our Wyeville facility, as well as an increased percentage of volumes sold via our in-basin terminal network in the third quarter of 2018 as compared to the fourth quarter of 2017, resulting in higher liabilities related to logistics costs at the end of the third quarter of 2018. The increases were offset by a net reduction in the current portion of the fair value contingent consideration of $18,000 after payment of $25,000 in the first quarter 2018.
Current portion of deferred revenues represent prepayments from customers for future deliveries of frac sand to be made within the next twelve months.
Our balance due to our sponsor decreased $7,054 during the nine months ended September 30, 2018, primarily due to timing of payments made.
The following table provides a summary of our cash flows for the periods indicated.

	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$187,740	$63,073
Investing activities	(106,663)	(453,106)
Financing activities	88,691	409,418
Cash Flows - Nine Months Ended September 30, 2018 and 2017
Operating Activities
Net cash provided by operating activities was $187,740 for the nine months ended September 30, 2018, compared to $63,073 for the nine months ended September 30, 2017. Operating cash flows include net income of $148,502 and $39,356 during the nine months ended September 30, 2018 and 2017, respectively, adjusted for non-cash operating expenses and the changes in operating assets and liabilities described above. The increase in cash flows from operations was primarily attributable to increased sales and gross profit margins in the first nine months of 2018 as compared to the same period of 2017.
Investing Activities
Net cash used in investing activities was $106,663 for the nine months ended September 30, 2018, and consisted of $3,154 proceeds from the sale of property, plant and equipment, $34,932 of net cash paid for the FB acquisition, $8,095 of equity method investments and $66,790 of capital expenditures primarily associated with the development of our Kermit 2 facility, expansion of our Wyeville facility, various projects at our production facilities and terminals, and equipment purchases for PropStream.
Net cash used in investing activities was $453,106 for the nine months ended September 30, 2017, and consisted of the $140,000 purchase price for the Whitehall Contribution, $200,830 cash portion of the acquisition of the Permian Basin Sand asset, $4,168 of equity method investments and $108,116 of capital expenditures related primarily to the construction of our Kermit facility and our new terminal facility in Pecos, Texas.
Financing Activities
Net cash provided by financing activities was $88,691 for the nine months ended September 30, 2018, and was comprised primarily of $25,000 payment of contingent consideration to our sponsor, $9,426 of repurchases of common units under the unit buyback program, $112,614 distributions paid to our unitholders, $11,425 of loan origination costs, and $202,588 of repayments on long-term debt, including the balance of our Term Loan. The repayment was financed through the issuance of $450,000 of 9.50% Senior Notes.
Net cash provided by financing activities was $409,418 for the nine months ended September 30, 2017, and was comprised primarily of $412,577 net proceeds from the issuance of 23,575,000 common units, offset by $4,014 of repayments on long-term debt.

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

•	changes in the price and availability of natural gas or electricity;

•	inability to obtain necessary equipment or replacement parts;

•	changes in the railroad infrastructure, price, capacity and availability, including the potential for rail line disruptions;

•	changes in the price and availability of transportation;

•	availability of or failure of our contractors, partners and service providers to provide services at the agreed-upon levels or times;

•	failure to maintain safe work sites at our facilities or by third parties at their work sites;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial and transportation related accidents;

•	fires, explosions or other accidents;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	difficulties in obtaining and renewing environmental permits;

•	facility shutdowns or restrictions in operations in response to environmental regulatory actions including but not limited to actions related to endangered species;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	inability to acquire or maintain necessary permits, licenses or other approvals, including mining or water rights;

•	labor disputes and disputes with our third-party contractors;

•	inability to attract and retain key personnel;

•	cyber security breaches of our systems and information technology;

•	our ability to borrow funds and access capital markets;

•	changes in the foreign currency exchange rates in the countries that we conduct business; and

•	changes in the political environment of the geographical areas in which we and our customers operate.
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
Interest Rate Risk
Borrowings under the ABL Credit Agreement bear interest at a rate equal to, at the Partnership’s option, either (1) a base rate plus an applicable margin ranging between 0.75% per annum and 1.50% per annum, based upon the Partnership’s leverage ratio, or (2) a LIBOR rate plus an applicable margin ranging between 1.75% per annum and 2.50% per annum, based upon the Partnership’s leverage ratio. As of September 30, 2018, we had no borrowings outstanding.
Credit Risk – Customer Concentration
During the nine months ended September 30, 2018, approximately 47% of our revenues were earned from our three largest customers. Our customers are generally oil and gas exploration and production companies and pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or we are unable to renew or replace these customer relationships, our gross profit and cash flows may be adversely affected.
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
Foreign currency
The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiary into the U.S. dollar reporting currency. The Canadian dollar is the functional currency of the Company’s foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.
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
In connection with the acquisition of FB Industries Inc., the agreement contained certain contingent consideration arrangements for a three-year period dependent upon the sale of certain FB silo systems and conveyors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On August 1, 2018, in connection with our acquisition of FB Industries Inc., we issued 1,279,328 common units to the owners of FB Industries Inc.  The common units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended because the transaction did not involve a public offering.

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

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	October 30, 2018	/s/ Laura C. Fulton
Laura C. Fulton, Chief Financial Officer

HI-CRUSH PARTNERS LP
EXHIBIT INDEX

Exhibit Number	Description
2.1
Purchase and Sale Agreement, dated as of July 19, 2018, by and among Hi-Crush Canada Inc., Hi-Crush Canada Distribution Corp., and for the limited purposes set forth in Section 9.15, Hi-Crush Partners LP, and FB Industries Inc., 6446508 Manitoba Inc., The Henry and Gloria Friesen Family Trust (2013), Tyler Friesen, Mavis Doell, Tracy Friesen, Henry Friesen, Gloria Friesen and Jonathan Doell, and Jonathan Doell, in his capacity as Sellers’ representative. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 23, 2018).

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

4.1
Indenture, dated as of August 1, 2018, by and among Hi-Crush Partners LP, the subsidiary-guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 2, 2018).

4.2	Form of 9.500% Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 2, 2018).
10.1
Credit Agreement, dated as of August 1, 2018, among Hi-Crush Partners LP as borrower, JPMorgan Chase Bank, N.A. as administrative agent, ZB N.A. DBA Amegy Bank, as an issuing lender and the lenders party thereto from time to time named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 2, 2018).

10.2	Form of Hi-Crush Partners LP First Amended and Restated Long-Term Incentive Plan Phantom Unit Award Agreement (Time Based Vesting - Canadian Employees).
23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 20, 2018).
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