Form 10-Q
period 2019-03-31
Hi-Crush Partners LP
filed 2019-05-07
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-35630
Hi-Crush Partners LP
(Exact name of registrant as specified in its charter)

Delaware	90-0840530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1330 Post Oak Blvd, Suite 600
Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (713) 980-6200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common units representing limited partnership interests	HCLP	New York Stock Exchange
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of May 2, 2019, there were 101,105,766 common units outstanding.

HI-CRUSH PARTNERS LP

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH PARTNERS LP
Condensed Consolidated Balance Sheets
(In thousands, except unit amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$60,404	$114,256
Accounts receivable, net (Note 2)	97,264	101,029
Inventories (Note 4)	44,400	57,089
Prepaid expenses and other current assets	12,482	13,239
Total current assets	214,550	285,613
Property, plant and equipment, net (Note 5)	1,042,350	1,031,188
Operating lease right-of-use assets (Note 6)	128,467	—
Goodwill and intangible assets, net	72,090	71,575
Equity method investments (Note 7)	39,254	37,354
Other assets	2,760	8,108
Total assets	$1,499,471	$1,433,838
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$33,635	$71,039
Accrued and other current liabilities	44,796	61,337
Current portion of deferred revenues (Note 12)	26,950	19,940
Current portion of long-term debt (Note 8)	1,147	2,194
Current portion of operating lease liabilities (Note 6)	33,609	—
Total current liabilities	140,137	154,510
Deferred revenues (Note 12)	7,454	9,845
Long-term debt (Note 8)	442,901	443,283
Operating lease liabilities (Note 6)	85,300	—
Asset retirement obligations	10,806	10,677
Other liabilities (Note 9)	8,231	8,276
Total liabilities	694,829	626,591
Commitments and contingencies (Note 9)
Partners’ capital:
Limited partners interest, 101,105,766 and 100,874,988 units outstanding, respectively	807,148	811,477
Accumulated other comprehensive loss	(2,506)	(4,230)
Total partners’ capital	804,642	807,247
Total liabilities and partners’ capital	$1,499,471	$1,433,838

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018 (a)
Revenues (Note 12)	$159,910	$218,113
Cost of goods sold (excluding depreciation, depletion and amortization)	130,522	141,983
Depreciation, depletion and amortization	11,272	7,799
Gross profit	18,116	68,331
Operating costs and expenses:
General and administrative expenses	12,613	10,943
Depreciation and amortization	1,676	525
Accretion of asset retirement obligations	129	126
Other operating expenses, net	431	999
Income from operations	3,267	55,738
Other income (expense):
Earnings from equity method investments (Note 7)	1,116	1,166
Interest expense	(10,590)	(3,473)
Net income (loss)	$(6,207)	$53,431
Earnings (loss) per limited partner unit:
Basic	$(0.06)	$0.60
Diluted	$(0.06)	$0.59
Weighted average limited partner units outstanding:
Basic	101,017,441	88,870,379
Diluted	101,017,441	90,173,318

(a)	Financial information has been recast to include the results attributable to our sponsor and general partner. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018 (a)
Net income (loss)	$(6,207)	$53,431
Foreign currency translation adjustment	1,724	—
Comprehensive income (loss)	$(4,483)	$53,431

(a)	Financial information has been recast to include the results attributable to our sponsor and general partner. See Note 3.

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018 (a)
Operating activities:
Net income (loss)	$(6,207)	$53,431
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and depletion	11,500	7,903
Amortization of intangible assets	1,448	421
Unit-based compensation to directors and employees	1,578	1,801
Amortization of loan origination costs into interest expense	409	194
Accretion of asset retirement obligations	129	126
(Gain) loss on disposal of property, plant and equipment	123	(24)
Amortization of right of use assets	2,642	—
Earnings from equity method investments	(1,116)	(1,166)
Changes in operating assets and liabilities:
Accounts receivable	3,566	4,504
Inventories	11,534	7,279
Prepaid expenses and other current assets	(1,273)	(1,863)
Other assets	(1,025)	537
Accounts payable	(15,944)	(1,035)
Accrued and other current liabilities	(16,869)	(382)
Deferred revenues	4,637	(1,076)
Operating lease liabilities	(3,739)	(15)
Net cash (used in) provided by operating activities	(8,607)	70,635
Investing activities:
Capital expenditures for property, plant and equipment	(40,289)	(12,258)
Proceeds from sale of property, plant and equipment	425	2,867
Business acquisition, net of cash acquired	(3,119)	—
Equity method investments	(495)	—
Net cash used in investing activities	(43,478)	(9,391)
Financing activities:
Repayment of long-term debt	(694)	(1,457)
Repayment of premium financing notes	(1,044)	(857)
Refund (payment) of loan origination costs	167	(109)
Repurchase of common units	—	(9,426)
Payment of accrued distribution equivalent rights	(209)	(127)
Distributions paid to members of Hi-Crush Proppants LLC	—	(24,838)
Distributions paid to limited partner unitholders	—	(17,809)
Net cash used in financing activities	(1,780)	(54,623)
Effects of exchange rate on cash	13	—
Net increase (decrease) in cash	(53,852)	6,621
Cash at beginning of period	114,256	7,724
Cash at end of period	$60,404	$14,345
Non-cash investing and financing activities:
Decrease in accounts payable and accrued liabilities for additions to property, plant and equipment	$(22,186)	$(2,817)
Change in estimated fair value of contingent consideration liability	$276	$—
Increase (decrease) in accrued distribution equivalent rights	$(116)	$271
Cash paid for interest, net of capitalized interest	$21,292	$3,278

(a)	Financial information has been recast to include the results attributable to our sponsor and general partner. See Note 3.

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Condensed Consolidated Statement of Partners’ Capital
(In thousands)
(Unaudited)

	Limited Partner Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity and Partners' Capital
Balance at December 31, 2018	$811,477	$(4,230)	$807,247
Issuance of common units to directors	246	—	246
Unit-based compensation expense	1,516	—	1,516
Forfeiture of distribution equivalent rights	116	—	116
Other comprehensive income	—	1,724	1,724
Net loss	(6,207)	—	(6,207)
Balance at March 31, 2019	$807,148	$(2,506)	$804,642

	General Partner Capital	Limited Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at December 31, 2017 (a)	$—	$1,239,282	$(413,512)	$825,770
Issuance of common units to directors and employees	—	474	—	474
Repurchase of common units	—	(9,426)	—	(9,426)
Unit-based compensation expense	—	1,682	—	1,682
Distributions, including distribution equivalent rights ($0.20 per unit)	—	(18,079)	—	(18,079)
Distributions to members of Hi-Crush Proppants LLC (a)	—	—	(24,838)	(24,838)
Net income (a)	—	53,431	—	53,431
Balance at March 31, 2018 (a)	$—	$1,267,364	$(438,350)	$829,014

(a)	Financial information has been recast to include the results attributable to our sponsor and general partner. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

1. Business and Organization
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements ("interim statements") of Hi-Crush Partners LP (together with its subsidiaries, the "Partnership," "we," "us" or "our") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments and disclosures necessary for a fair statement are reflected in the interim periods presented. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Partnership’s Consolidated Financial Statements for the year ended December 31, 2018, which are included in the Partnership’s Annual Report on Form 10-K filed with the SEC on February 20, 2019. The year-end balance sheet data was derived from the audited financial statements.
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements as it relates to the reclassification of depreciation and amortization separately from general and administrative expenses on the Condensed Consolidated Statements of Operations. These reclassifications had no effect on the previously reported results of operations.
These financial statements have been prepared assuming the Partnership will continue to operate as a going concern. On a quarterly basis, the Partnership assesses whether conditions have emerged which may cast substantial doubt about the Partnership's ability to continue as a going concern for the next twelve months following the issuance of the interim statements.
Description of Business and Organization
The Partnership is a Delaware limited partnership formed on May 8, 2012. In connection with its formation, the Partnership issued a non-economic general partner interest to Hi-Crush GP LLC (the "general partner"), and a 100% limited partner interest to Hi-Crush Proppants LLC (the "sponsor"), its organizational limited partner. The Partnership is a fully integrated, strategic provider of proppant and logistics solutions to the North American petroleum industry. We provide mine-to-wellsite logistics services that optimize proppant supply to customers in all major oil and gas basins in the United States, and own and operate multiple frac sand mining facilities and in-basin terminals. Our PropStream® service, offering both container- and silo-based wellsite delivery and storage systems, provides the highest level of flexibility, safety and efficiency in managing the full scope and value of the proppant supply chain.
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
The Sponsor Contribution was accounted for as a transaction between entities under common control whereby the net assets of our sponsor and general partner were recorded at their historical cost. Therefore, the Partnership's historical financial information has been recast to combine our sponsor and general partner with the Partnership as if the combination had been in effect since inception of the common control. Refer to Note 3 - Acquisitions for additional disclosure regarding recent acquisitions.
Corporate Conversion
The board of directors of our general partner unanimously approved a Plan of Conversion pursuant to which, subject to unitholder approval, the Partnership would effect its proposed conversion from a Delaware limited partnership to a Delaware corporation (the "Conversion"). The Partnership filed a definitive proxy statement with the SEC on February 20, 2019. The proxy statement related to a special meeting of unitholders on April 11, 2019 that was adjourned and will reconvene on May 22, 2019, at which time unitholders will be asked to consider and vote the proposed Conversion and related proposals, including to approve the Hi-Crush Inc. Long-Term Incentive Plan to be in effect following the consummation of the Conversion. As a result of the Conversion, the Partnership will convert from an entity treated as a partnership for U.S. federal income tax purposes to an entity treated as a corporation for U.S. federal income tax purposes.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

2. Significant Accounting Policies
In addition to the significant accounting policies listed below, a comprehensive discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K filed with the SEC on February 20, 2019.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Accounts Receivable
Trade receivables relate to sales of frac sand, related services and the sale of logistics equipment for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Partnership regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Partnership establishes or adjusts an allowance as necessary, generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of each of March 31, 2019 and December 31, 2018, the Partnership maintained an allowance for doubtful accounts of $1,060.
Revenues recognized in advance of invoice issuance create assets referred to as "unbilled receivables." Any portion of our unbilled receivables for which our right to consideration is conditional on a factor other than the passage of time is considered a contract asset. These assets are presented on a combined basis with accounts receivable and are converted to trade receivables once billed.
Leases
On January 1, 2019, we adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) using the modified retrospective transition method, utilizing the simplified transition option available, which allows entities to continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. We have elected to apply certain practical expedients, whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. Upon adoption of the new leasing standard on January 1, 2019, we recognized $135,480 of operating lease right-of-use assets, including any lease prepayments made, initial direct costs incurred and excludes lease incentives received, and $127,018 of related operating lease liabilities on the Consolidated Balance Sheet. The impact of adoption of the new leasing standard had no impact to the opening balance of retained earnings on the Consolidated Balance Sheet or to the Consolidated Statements of Operations. Refer to Note 6 - Leases for additional disclosure regarding leases.
At inception of a contract, the Partnership determines if it includes a lease. When a lease is identified, a right-of-use asset and the corresponding lease liability are recorded on the Condensed Consolidated Balance Sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease right-of-use assets also includes any lease prepayments made, initial direct costs incurred and excludes lease incentives received. The operating lease liabilities also includes any deferred rent accrued. We generally do not include renewal or termination options in our assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. For all leases with a term of 12 months or less, we elected the practical expedient to not recognize lease assets and liabilities. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Contingent Consideration
Accounting standards require that contingent consideration be recorded at fair value at the date of acquisition and revalued during subsequent reporting dates under the acquisition method of accounting. The estimated fair value of contingent consideration is recorded in accrued and other current liabilities and other liabilities on the Condensed Consolidated Balance Sheet. The estimate of fair value of a contingent consideration obligation requires subjective assumptions to be made regarding future business results, discount rates and probabilities assigned to various potential business result scenarios. Any adjustments to fair value are recognized in earnings in the period identified. Refer to Note 9 - Commitments and Contingencies for additional disclosure regarding contingent consideration.
Revenue Recognition
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all the related amendments to all contracts using the full retrospective method. The adoption of Topic 606 had no impact on our revenue recognition practices or impact to our Consolidated Financial Statements but required additional disclosures. Refer to Note 12 - Revenues for additional disclosure regarding revenues.
We generate frac sand revenues from the sale of raw frac sand that our customers purchase for use in the oil and natural gas industry. A substantial portion of our frac sand is sold to customers with whom we have long-term supply agreements, the current terms of which expire between 2019 and 2024. The agreements define, among other commitments, the volume of product that the Partnership must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are in many cases subject to certain contractual adjustments and consist of a combination of negotiated pricing and fixed pricing. These arrangements may undergo negotiations regarding pricing and volume requirements, which may occur in volatile market conditions. We also sell sand through individual purchase orders executed on the spot market, at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. We typically invoice our frac sand customers as the product is delivered and title transfers to the customer, with standard collection terms of net 30 days.
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
We generate other revenues from the sale of logistics equipment, recognized at the time of delivery at the location specified by the customer.
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
The fair value of the 9.50% senior unsecured notes due 2026 (the "Senior Notes") approximated $348,750 as of March 31, 2019, based on the market price quoted from external sources, compared with a carrying value of $450,000. If the Senior Notes were measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
We measure the contingent consideration liability recognized in connection with the acquisition of FB Industries at fair value on a recurring basis using unobservable inputs and it would be classified as Level 3 in the fair value hierarchy. Refer to Note 9 - Commitments and Contingencies for additional disclosure regarding contingent consideration.
Net Income per Limited Partner Unit
Net income or loss per limited partner unit is computed by dividing net income or loss by the weighted-average number of outstanding limited partner units during the period.
For the periods presented prior to the Sponsor Contribution, we had identified the sponsor’s incentive distribution rights as participating securities and computed income per unit using the two-class method under which any excess of distributions declared over net income or loss were allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income or loss per unit applicable to limited partners was computed by dividing limited partners’ interest in net income or loss, after deducting any sponsor incentive distributions, by the weighted-average number of outstanding limited partner units. The incentive distribution rights were canceled and extinguished on October 21, 2018 in connection with the Sponsor Contribution.
As described in Note 1, the Partnership's historical financial information has been recast to consolidate our sponsor and general partner for all periods presented. The amounts of incremental income or losses recast to periods prior to the Sponsor Contribution are excluded from the calculation of net income per limited partner unit.
Income Taxes
The Partnership is a pass-through entity and is not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes in the accompanying Condensed Consolidated Financial Statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At March 31, 2019 and December 31, 2018, the Partnership did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

3. Acquisitions
Acquisition of BulkTracer Holdings LLC
On January 18, 2019, the Partnership completed the acquisition of BulkTracer Holdings LLC ("BulkTracer"), the owner of a logistics software system, PropDispatch, for $3,134 in cash. The acquisition was accounted for under the acquisition method of accounting whereby management assessed the net assets acquired and recognized amounts for the identified assets acquired and liabilities assumed.
The purchase price of $3,134 was allocated to the net assets acquired as follows:

Net assets of BulkTracer as of January 18, 2019:
Cash	$15
Accounts receivable	152
Property, plant and equipment	2,864
Equity method investments	289
Accounts payable	(86)
Deferred revenues	(100)
Fair value of net assets acquired	$3,134

The operations of BulkTracer have been included in the statements prospectively from January 18, 2019. In connection with this acquisition, the Partnership incurred $100 of acquisition related costs during the three months ended March 31, 2019, included in general and administrative expenses. Pro forma results of operations for BulkTracer have not been presented because the acquisition was not material to the consolidated results of operations.
Acquisition of Hi-Crush Proppants LLC and Hi-Crush GP LLC
On October 21, 2018, the Partnership entered into a contribution agreement with our sponsor pursuant to which the Partnership acquired all of the then outstanding membership interests in the sponsor and the non-economic general partner interest in the Partnership, in exchange for 11,000,000 newly issued common units. In connection with the acquisition, all of the outstanding incentive distribution rights representing limited partnership interests in the Partnership were canceled and extinguished and the sponsor waived any and all rights to receive contingent consideration payments from the Partnership or our subsidiaries pursuant to certain previously entered into contribution agreements to which it was a party.
In connection with this acquisition, the Partnership incurred $3,810 of acquisition related costs during the year ended December 31, 2018, included in general and administrative expenses.
As a result of this transaction, the Partnership's historical financial information has been recast to combine the Consolidated Statements of Operations and the Consolidated Balance Sheets of the Partnership with those of our sponsor and general partner as if the combination had been in effect since inception of common control on October 28, 2010. All transactions between the Partnership, our sponsor and general partner have been eliminated. Except for the combination of the Consolidated Statements of Operations and the respective allocation of recast net income (loss), distributions paid by the sponsor to its members prior to October 21, 2018 have not been allocated on a recast basis to the Partnership’s unitholders. Such transactions were presented within the non-controlling interest column in the Consolidated Statement of Partners' Capital as the Partnership and its unitholders would not have participated in these transactions.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

The following table summarizes the carrying value of our sponsor's and general partner's net assets as of October 21, 2018, and the allocation of the purchase price:

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

The following table presents, on a supplemental basis, our recast revenues, net income, net income attributable to Hi-Crush Partners LP and net income per limited partner unit giving effect to the Sponsor Contribution, as reconciled to the revenues, net income, net income attributable to Hi-Crush Partners LP and net income per limited partner unit of the Partnership.

	Three Months Ended March 31, 2018
	Partnership Historical	Sponsor and General Partner	Eliminations	Partnership Recast (Supplemental)
Revenues	$218,113	$—	$—	$218,113
Net income (loss)	$53,949	$(518)	$—	$53,431
Net income (loss) attributable to Hi-Crush Partners LP	$53,949	$(518)	$—	$53,431
Net income per limited partner unit - basic	$0.60			$0.59

Acquisition of FB Industries Inc.
On August 1, 2018, the Partnership acquired FB Industries, a company engaged in the engineering, design and marketing of silo-based frac sand management systems for $45,000 in cash and 1,279,328 of newly issued common units valued at $19,190. The purchase price as of March 31, 2019 is $74,165 and is comprised of cash consideration of $54,975 which includes preliminary valuation of cash acquired and a working capital adjustment of $9,975 and the value of common units issued. The terms also include the potential for additional future consideration payments based on the achievement of established performance benchmarks through 2021. The acquisition was accounted for under the acquisition method of accounting whereby management assessed the net assets acquired and recognized amounts for the identified assets acquired and liabilities assumed. Refer to Note 9 - Commitments and Contingencies for additional disclosure regarding contingent consideration.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

The purchase price of $74,165 was allocated to the net assets acquired as follows:

Net assets of FB Industries as of August 1, 2018:
Cash	$20,015
Accounts receivable	3,469
Inventories	13,416
Goodwill and intangible assets	70,238
Prepaid expenses and other current assets	2,202
Property, plant and equipment	1,868
Accounts payable	(1,628)
Deferred revenues	(13,004)
Accrued and other current liabilities	(13,988)
Contingent consideration	(8,423)
Fair value of net assets acquired	$74,165

The operations of FB Industries have been included in the statements prospectively from August 1, 2018. In connection with this acquisition, the Partnership incurred $639 of acquisition related costs during the year ended December 31, 2018, included in general and administrative expenses. Pro forma results of operations for FB Industries have not been presented because the acquisition was not material to the consolidated results of operations.

4. Inventories
Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw material	$572	$512
Work-in-process	19,890	29,180
Finished goods	21,284	24,872
Spare parts	2,654	2,525
Inventories	$44,400	$57,089

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Buildings	$32,766	$32,751
Mining property and mine development	390,888	390,296
Plant and equipment	474,737	472,892
Rail and rail equipment	55,913	55,913
Transload facilities and equipment	119,390	118,982
Last mile equipment	67,833	66,083
Construction-in-progress	38,170	21,796
Property, plant and equipment	1,179,697	1,158,713
Less: Accumulated depreciation and depletion	(137,347)	(127,525)
Property, plant and equipment, net	$1,042,350	$1,031,188

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Depreciation and depletion expense was $11,500 and $7,903 for the three months ended March 31, 2019 and 2018, respectively.
The Partnership recognized a loss of $123 and a gain of $24 on the disposal of fixed assets during the three months ended March 31, 2019 and 2018, respectively, which is included in other operating expenses, net on our Condensed Consolidated Statements of Operations.

6. Leases
As described in Note 2, on January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). Prior periods presented have not been adjusted and continue to be reported in accordance with the legacy guidance in Topic 840.
Lessee
The Partnership has long-term operating leases, comprised primarily of railcars and container lease arrangements, equipment, office space and terminals. Our operating leases have remaining lease terms of 1.1 years to 9.3 years, some of which include automatic renewal options, options to extend the leases and options to terminate the leases.
As of March 31, 2019, the balance sheet information related to leases are as follows:

Operating lease right-of-use assets	$128,467

Current portion of operating lease liabilities	$33,609
Operating lease liabilities	85,300
Total operating lease liabilities	$118,909

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the lease liability and the present value of lease payments, we used our incremental borrowing rate based on the information available at the lease commencement date. The weighted average remaining lease term and discount rate as of March 31, 2019 related to operating leases are as follows:

Weighted average remaining lease term	5.2 years
Weighted average discount rate	9.50%

The components of operating lease expenses on our Condensed Consolidated Statement of Operations for the three months ended March 31, 2019 is as follows:

Cost of goods sold
Operating lease cost	$9,937
Short-term lease cost	1,360
$11,297
General and administrative expenses
Operating lease cost	$64
Short-term lease cost	154
$218
Total lease costs	$11,515

Supplemental cash flow information related to our operating leases for the three months ended March 31, 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities	$12,583
Noncash information on lease liabilities arising from obtaining right-of-use assets	$135,480

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

As of March 31, 2019, the maturities of operating lease liabilities are as follows:

Fiscal Year
2019 (remaining months)	$26,111
2020	37,169
2021	29,892
2022	21,117
2023	10,368
Thereafter	25,814
Total lease payments	150,471
Less: present value adjustment	(31,562)
Total operating lease liabilities	$118,909

As of December 31, 2018, future minimum operating lease payments are as follows:

Fiscal Year
2019	$36,019
2020	36,282
2021	29,272
2022	20,890
2023	10,280
Thereafter	31,066
$163,809

Lessor
The Partnership has operating lease arrangements as the lessor associated for the use of PropStream equipment. These leases are classified as operating leases and result in the recognition of lease income on a straight-line basis, while the underlying leased asset remains on our balance sheet and continues to depreciate. Lease income associated with these leases is not material.

7. Equity Method Investments
The following table provides our net investments and the proportionate share of our equity method investments operating results:

	Investment		Earnings from Equity Method Investments
			Three Months Ended
	March 31, 2019	December 31, 2018	March 31,
			2019	2018
Proppant Express Investments, LLC	$32,231	$30,870	$1,072	$1,166
Proppant Logistics LLC	7,023	6,484	44	—
Total	$39,254	$37,354	$1,116	$1,166

Investment in Proppant Express Investments, LLC
On September 8, 2016, the Partnership entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the wellsite. During the three months ended March 31, 2019 and 2018, the Partnership made no capital contributions to PropX. During the three months ended March 31, 2019, the Partnership acquired $289 of additional ownership in PropX through the BulkTracer acquisition.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Investment in Proppant Logistics LLC
On October 31, 2018, the Partnership invested $6,600 for an equity interest in Proppant Logistics LLC, a logistics company which provides frac sand services in North America. During the three months ended March 31, 2019, the Partnership made capital contributions of $495 to Proppant Logistics LLC.

8. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
Senior Notes due 2026	$450,000	$450,000
ABL Credit Facility	—	—
Other notes payable	3,113	4,852
Less: Unamortized debt issuance costs	(9,065)	(9,375)
Total debt	444,048	445,477
Less: Current portion of long-term debt	(1,147)	(2,194)
Long-term debt	$442,901	$443,283

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
The Senior Notes and the Guarantees rank equally in right of payment with all of the Partnership’s and the Guarantors’ existing and future senior indebtedness, effectively junior to all of the Partnership’s existing and future secured indebtedness, including borrowings under the ABL Credit Facility, to the extent of the value of the assets securing such indebtedness, structurally junior to any indebtedness of the Partnership’s subsidiaries that do not guarantee the Senior Notes (including trade payables), and senior to all of the Partnership’s and the Guarantors’ future subordinated indebtedness.
As of March 31, 2019, we had $440,935 of indebtedness ($450,000, net of $9,065 of debt issuance costs) under our Senior Notes.
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
As of March 31, 2019, we had $55,164 of available borrowing capacity ($77,131, net of $21,967 letter of credit commitments) and no indebtedness under our ABL Credit Facility.

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
The ABL Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In certain limited circumstances, the ABL Credit Facility requires compliance with a fixed charge coverage ratio. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Partnership’s indebtedness under the ABL Credit Facility to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods) include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. As of March 31, 2019, the Partnership was in compliance with all covenants in the ABL Credit Facility.
Other Notes Payable
In 2014, the Partnership entered into a purchase and sales agreement to acquire land and underlying frac sand deposits. In connection with this agreement, during the years ended December 31, 2018 and 2016, the Partnership issued three-year promissory notes each in the amount of $3,676 due in August 2021 and December 2019, respectively, with interest rates of 2.42% and 0.74%, respectively. The promissory notes accrue interest at rates equal to the applicable short-term federal rates. All principal and accrued interest is due and payable at the end of the respective three-year promissory note terms. However, the promissory notes are prepaid on a quarterly basis during the three-year terms as sand is extracted, delivered, sold and paid for from the properties.
The Partnership made prepayments of $694 and $957 during the three months ended March 31, 2019 and 2018, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. In April 2019, the Partnership made a prepayment of $691 based on the volume of sand extracted, delivered, sold and paid for through the first quarter of 2019. As of March 31, 2019, the Partnership had repaid in full the promissory note due in December 2019 and had $2,657 outstanding on its remaining promissory note due in August 2021.
Other notes payable also includes short-term obligations, arising from insurance premium financing programs bearing interest ranging from approximately 4.99% to 6.29%, with outstanding balances of $456 as of March 31, 2019.

9. Commitments and Contingencies
Customer Contracts
The Partnership enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Partnership is required to make available to such customers under initial terms ranging from one to seven years. Through March 31, 2019, no payments for non-delivery of minimum annual sand volumes have been made by the Partnership to customers under these contracts.
Royalty Agreements
The Partnership has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Partnership has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $1,471 and $3,540 for the three months ended March 31, 2019 and 2018, respectively.
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
As of March 31, 2019, we have not accrued a liability related to the PVGs because it is not possible to estimate how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. As of March 31, 2019, the Partnership has paid $3,085 under these guarantees since inception.
Purchase Commitments
We have entered into service agreements with certain transload service providers which requires us to purchase minimum amounts of services over specific periods of time at specific locations. Our failure to purchase the minimum level of services would require us to pay shortfall fees.
As of March 31, 2019, future minimum purchase commitments are as follows:

Fiscal Year
2019 (remaining months)	$4,843
2020	3,383
2021	2,424
2022	2,344
2023	2,182
Thereafter	677
$15,853

Contingent Consideration
In connection with the acquisition of FB Industries, the agreement contained certain contingent consideration arrangements from the date of closing to December 31, 2021, dependent upon leases or sales of certain silo equipment to be paid quarterly.
As of March 31, 2019, the total estimated fair value of the contingent consideration is $8,423 and is recorded in accrued and other current liabilities and other liabilities on the Condensed Consolidated Balance Sheet. The current portion of the contingent consideration is $192 and relates to the sale of silo equipment. Changes in fair value of the contingent consideration, for facts and circumstances that existed at the time of the acquisition, prior to finalizing the purchase price allocation are accounted for as an adjustment to goodwill. Subsequent changes in fair value of the contingent consideration after the measurement period are recognized in earnings in the period identified.
The estimated fair value assumes primarily leases are entered into during this period with minimal sales of silo equipment. A 10% increase or decrease in the assumed quantity of leases would result in an increase to $10,555 or a decrease to $6,456, respectively, in the fair value of the contingent consideration. Conversely, a 50% shift in the assumed quantity of leases to sales of silo systems and conveyors would reduce the contingent consideration to $3,040.
The following table provides a summary of changes in the fair value of the contingent consideration:

Balance at December 31, 2018	$8,147
Change in estimated fair value of contingent consideration liability	276
Balance at March 31, 2019	$8,423

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

10. Equity
Unit Buyback Program
On October 17, 2017, the Partnership announced that the board of directors of our general partner approved a unit buyback program of up to $100,000. The unit buyback program does not obligate the Partnership to repurchase any specific dollar amount or number of units and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice.
The following table presents information with respect to repurchases of common units made by the Partnership during the periods presented, which were retired upon repurchase:

	Three Months Ended
	March 31,
	2019	2018
Number of units purchased	—	753,090
Average price paid per unit including commission	$—	$12.52
Total cost	$—	$9,426

As of March 31, 2019, the Partnership has repurchased a total of 2,783,253 common units for a total cost of $29,426, with $70,574 remaining under its approved unit buyback program.
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
Incentive Distribution Rights
Incentive distribution rights represented the right to receive increasing percentages (ranging from 15.0% to 50.0%) of quarterly distributions from operating surplus after minimum quarterly distribution and target distribution levels exceed $0.54625 per unit per quarter. The incentive distribution rights were held by our sponsor and were canceled and extinguished on October 21, 2018 in connection with the Sponsor Contribution.
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
During the three months ended March 31, 2018, prior to the Sponsor Contribution, no income was allocated to the holder of our incentive distribution rights.
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

Net Income per Limited Partner Unit
Following the Sponsor Contribution net income or loss per limited partner unit is computed by dividing net income or loss by the weighted average number of outstanding limited partner units during the period.
Prior to the Sponsor Contribution, for purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units and the incentive distribution rights are treated as participating securities. Diluted earnings per unit excludes any dilutive awards granted (see Note 11 - Unit-Based Compensation) if their effect is anti-dilutive. During the three months ended March 31, 2019, the Partnership incurred a net loss and, as a result, all 2,326,675 phantom units granted and outstanding were potentially dilutive and were excluded from the diluted earnings per unit calculation. Diluted earnings per unit for the three months ended March 31, 2018 includes the dilutive effect of all 1,302,939 phantom units, granted and outstanding at the assumed number of units which would have vested if the performance period had ended on March 31, 2018.
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
As described in Note 1, the Partnership's historical financial information has been recast to combine our sponsor and general partner for all periods presented. The amounts of incremental losses recast to periods prior to the Sponsor Contribution were excluded from the calculation of net income per limited partner unit.
The following table provides a reconciliation of net loss and the basic and diluted, weighted average limited partner units outstanding for purposes of computing net loss per limited partner unit for the three months ended March 31, 2019:

Net loss	$(6,207)

Basic weighted average common units outstanding	101,017,441
Potentially dilutive common units	—
Diluted weighted average common units outstanding	101,017,441

Loss per limited partner unit - basic	$(0.06)
Loss per limited partner unit - diluted	$(0.06)

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

The following table provides a reconciliation of net income, the assumed allocation of net income and the basic and diluted, weighted average limited partner units outstanding under the two-class method for purposes of computing net income per limited partner unit for the three months ended March 31, 2018:

	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$19,888	$19,888
Assumed allocation of earnings in excess of distributions	854	32,689	33,543
Add back recast losses attributable to our sponsor and general partner	—	518	518
Assumed allocation of net income	$854	$53,095	$53,949

Basic weighted average common units outstanding		88,870,379
Potentially dilutive common units		1,302,939
Diluted weighted average common units outstanding		90,173,318

Earnings per limited partner unit - basic		$0.60
Earnings per limited partner unit - diluted		$0.59

Recast Equity Transactions
During the three months ended March 31, 2018, our sponsor paid cash distributions of $24,838 to its members. Such transactions are reflected within the non-controlling interest section of the Consolidated Statement of Partners' Capital.

11. Unit-Based Compensation
Long-Term Incentive Plan
On August 21, 2012, our general partner adopted the Hi-Crush Partners LP Long-Term Incentive Plan, which was superseded on September 21, 2016 by the First Amended and Restated Long-Term Incentive Plan (the "Plan") for employees, consultants and directors of our general partner and those of its affiliates, including our sponsor, who perform services for the Partnership. The Plan consists of restricted units, unit options, phantom units, unit payments, unit appreciation rights, other equity-based awards, distribution equivalent rights and performance awards. The Plan limited the number of common units that may be issued pursuant to awards under the Plan to 4,064,035 units. After giving effect to the Plan, to the extent that an award is forfeited, canceled, exercised, settled in cash, or otherwise terminates or expires without the actual delivery of common units pursuant to such awards, the common units subject to the award will again be available for new awards granted under the Plan; provided, however, that any common units withheld to cover a tax withholding obligation will not again be available for new awards under the Plan. The Plan is administered by our general partner’s board of directors or a committee thereof.
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

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

The following table presents information relative to our PPUs:

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2018	747,920	$5.93
Vested	(97,865)	$16.01
Forfeited	(82,801)	$4.60
Outstanding at March 31, 2019	567,254	$4.39

As of March 31, 2019, total compensation expense not yet recognized related to unvested PPUs was $1,863, with a weighted average remaining service period of 2.2 years.
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
The following table presents information relative to our TPUs:

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2018	1,642,218	$8.07
Vested	(70,729)	$10.49
Granted	329,492	$3.15
Forfeited	(141,560)	$5.21
Outstanding at March 31, 2019	1,759,421	$7.28

As of March 31, 2019, total compensation expense not yet recognized related to unvested TPUs was $8,096, with a weighted average remaining service period of 2.1 years.
Director Unit Grants
The Partnership issued 62,184 and 36,109 common units to certain of its directors during the three months ended March 31, 2019 and 2018, respectively.
Unit Purchase Programs
The Partnership has unit purchase programs (each, a "UPP") offered under the Plan. The UPPs provide participating employees and members of our general partner's board of directors the opportunity to purchase common units representing limited partner interests of the Partnership at a discount. Non-director employees contribute through payroll deductions of the employee's eligible compensation during the applicable offering period. Directors contribute through cash contributions. If the closing price of the Partnership's common units on the purchase date is greater than or equal to the discount applied to the closing market price of our common units on a participant's applicable election date (the "Election Price"), then the participant will receive a number of common units equal to the amount of accumulated payroll deductions or cash contributions, as applicable (the "Contribution"), divided by the Election Price, capped at a specified number of common units. If the purchase date price is less than the Election Price, then the participant’s Contribution will be returned to the participant. On the date of election, the Partnership calculates the fair value of the discount, which is recognized as unit compensation expense on a straight-line basis during the period from election date through the date of purchase.

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
Compensation Expense
The following table presents total unit-based compensation expense:

	Three Months Ended
	March 31,
	2019	2018
Performance Phantom Units	$259	$343
Time-Based Phantom Units	1,257	1,239
Director unit grants	62	119
Unit Purchase Programs	—	100
Total compensation expense	$1,578	$1,801

12. Revenues
The Partnership recognizes revenue at the point in time control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
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
Disaggregation of Revenues
The following table presents our revenues disaggregated by contractual relationships:

	Three Months Ended
	March 31,
	2019	2018
Sales to contract customers	$80,064	$164,067
Spot sales	35,027	27,417
Frac sand sales revenues	115,091	191,484
Other revenues	44,819	26,629
Total revenues	$159,910	$218,113

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

Practical Expedients and Exemptions
We have elected to use the practical expedients, pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue. We have various long-term contracts with minimum purchase and supply requirements with terms expiring between 2019 and 2024. The remaining performance obligations are primarily comprised of unfulfilled product, transportation service, and labor service orders, some of which hold a remaining duration of less than one year. Our transaction price for volumes and services under these contracts is based on timing of customer orders, points of sale, mix of products sold, impact of market conditions and potential contract negotiations, which have not yet been determined and therefore the price is variable in nature. The long term portion of deferred revenue represents customer prepayments for which related current performance obligations do not yet exist, but are expected to arise, before the expiration of the term.
Deferred Revenues
As of March 31, 2019, the Partnership has recorded a total liability of $34,404 for prepayments of future deliveries of frac sand and silo equipment. Some prepayments are refundable in the event that the Partnership is unable to meet the minimum requirements under certain contracts. We expect to recognize these revenues over the next 1.4 years.
The following table reflect the changes in our contract liabilities, which we classify as deferred revenues:

Balance at December 31, 2018	$29,785
Collection of prepayments	8,750
Revenues recognized	(4,278)
Customer prepayments acquired in purchase of BulkTracer	100
Impact of foreign currency translation	47
Balance at March 31, 2019	$34,404

13. Related Party Transactions
The following table summarizes our related party transactions from our equity method investments (see Note 7 - Equity Method Investments) for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Revenues - related parties	$124	$—
Cost of goods sold - related parties (a)	$2,001	$926
Equipment purchases - related parties (b)	$1,389	$650

(a)	The Partnership incurs lease expense for the use of PropX equipment.

(b)	The Partnership purchases equipment from PropX, which is reflected in property, plant and equipment on our Condensed Consolidated Balance Sheet.

HI-CRUSH PARTNERS LP
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts, or where otherwise noted)

The following table summarizes our related party balance sheet components from our equity method investments at the dates indicated:

	March 31, 2019	December 31, 2018
Accounts receivable - related parties	$101	$—
Accounts payable - related parties	$—	$1,070

Current portion of operating lease liabilities - related parties (a)	$5,544	$—
Operating lease liabilities - related parties (a)	11,267	—
	$16,811	$—

(a)	During the first quarter of 2019, the Partnership made a lease prepayment of $3,739 for the use of PropX equipment during the first half of 2019.
During the three months ended March 31, 2018, the Partnership engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company (collectively, the "Alston Companies"), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Partnership. The sister of Mr. Alston, who was a director of our general partner until October 21, 2018, has an ownership interest in the Alston Companies. The Partnership has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Partnership that he received no compensation from the Alston Companies related to these transactions.

14. Segment Reporting
The Partnership manages, operates and owns assets utilized to supply frac sand and related services to its customers. The Partnership and the chief operating decision maker view the Partnership’s operations and manage its business as one operating segment. This reporting segment of the Partnership is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

15. Subsequent Events
During the second quarter of 2019, the Partnership acquired the remaining 34% ownership interest in Proppant Logistics LLC, which owns Pronghorn Logistics, LLC ("Pronghorn"), a leading provider of end-to-end proppant logistics services, for $2,951 in cash and 695,606 newly issued common units. The Partnership previously invested $6,600 for a 66% ownership interest in Pronghorn in the fourth quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and related notes in Item 1. "Financial Statements" contained herein and our audited financial statements as of December 31, 2018, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") on February 20, 2019. The information provided below supplements, but does not form part of, our unaudited condensed financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See "Forward-Looking Statements" in this Quarterly Report on Form 10-Q. All amounts are presented in thousands except acreage, tonnage and per unit data, or where otherwise noted.
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
In June 2013, we acquired D&I Silica, LLC, which transformed us into an integrated Northern White frac sand producer, transporter, marketer and distributor. To continue growth in our logistics services, in August 2018, the Partnership completed the acquisition of FB Industries Inc. ("FB Industries"), a company engaged in the engineering, design and marketing of silo-based frac sand management systems. In January 2019, the Partnership acquired BulkTracer Holdings LLC, the owner of a logistics software system, PropDispatch.
In October 2018, the Partnership entered into a contribution agreement with our sponsor pursuant to which the Partnership acquired all of the then outstanding membership interests in the sponsor and the non-economic general partner interest in the Partnership, in exchange for 11,000,000 newly issued common units (the "Sponsor Contribution"). In connection with the acquisition, all of the outstanding incentive distribution rights representing limited partnership interests in the Partnership were canceled and extinguished and the sponsor waived any and all rights to receive contingent consideration payments from the Partnership or our subsidiaries pursuant to certain previously entered into contribution agreements to which it was a party.
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
The Partnership filed a definitive proxy statement with the SEC on February 20, 2019. The proxy statement related to a special meeting of unitholders on April 11, 2019 that was adjourned and will reconvene on May 22, 2019, at which time unitholders will be asked to consider and vote on the proposed Conversion and related proposals, including to approve the Hi-Crush Inc. Long-Term Incentive Plan to be in effect following the consummation of the Conversion.

Our Assets and Operations
Production Facilities
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
The following table provides a summary of our production facilities as of March 31, 2019 and our proven reserves as of December 31, 2018:

Mine/Plant Name	Mine/Plant Location	In-Service Date	Area (in acres)	Annual Capacity	Proven Reserves (in thousands of tons)
Wyeville facility (a)	Wyeville, WI	June 2011	971	2,700,000	72,094
Augusta facility (b)	Augusta, WI	June 2012	1,187	2,860,000	42,135
Whitehall facility (c)	Whitehall, WI	September 2014	1,626	2,860,000	85,205
Blair facility	Blair, WI	March 2016	1,285	2,860,000	112,169
Kermit facilities	Kermit, TX	July 2017 / December 2018	1,226	6,000,000	100,044

(a)	In March 2019, the Partnership completed its 850,000 tons per year expansion of Wyeville, increasing the annual processing capacity to 2,700,000 tons of frac sand.

(b)	The Augusta facility was temporarily idled in January 2019.

(c)	In September 2018, the Partnership temporarily idled dry plant operations at the Whitehall facility and resumed production in January 2019.
According to John T. Boyd Company ("John T. Boyd"), our proven reserves at our facilities consist of frac sand exceeding American Petroleum Institute ("API") specifications. Analysis of sand at our facilities by independent third-party testing companies indicates that they demonstrate characteristics exceeding API specifications with regard to crush strength, turbidity and roundness and sphericity. Based on third-party reserve reports by John T. Boyd, as of December 31, 2018, we have an implied average reserve life of 24 years, assuming production at the current rated capacity of 17,280,000 tons of frac sand per year.
Terminals
As of March 31, 2019, we own or operate 12 terminal locations throughout Pennsylvania, Ohio, Texas, Colorado and New York, of which three are idled and seven are capable of accommodating unit trains. Our terminals include approximately 135,000 tons of rail storage capacity and approximately 140,000 tons of silo storage capacity. We seek to increase the number of terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short-term pricing agreements.
Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of March 31, 2019, we leased or owned 4,963 railcars used to transport sand from origin to destination and managed a fleet of 1,495 additional railcars dedicated to our facilities by our customers or the Class I railroads.
PropStream
Our PropStream last mile solution utilizes container and/or silo systems, and maintains strict proppant quality control from the mine to the blender. We handle the full spectrum of logistics management with our fully integrated solution, from railcar fleet management, truck dispatching and dedicated wellsite operations, which structurally reduces costs for customers by eliminating inefficiencies throughout the proppant delivery process. As of March 31, 2019, we owned 36 PropBeast conveyors and leased 2,626 containers from PropX.
On August 1, 2018, the Partnership completed the acquisition of FB Industries, a company engaged in the engineering, design and marketing of silo-based frac sand management systems. As of March 31, 2019, we owned 11 Atlas topfill conveyors and 33 silo systems, which includes a 6-pack of silos, a conveyor for transporting sand from the silos to the blender hopper and the trailers use to transport the silos.

How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts. As of April 1, 2019, the average remaining contract term of our long-term contracts was 1.9 years with remaining terms ranging from 9 to 69 months. Each contract defines the minimum volume of frac sand that the customer is required to purchase, the volume that we are required to make available, the technical specifications of the product and the price per ton. Our contracts for sand sourced from our Wisconsin facilities are periodically negotiated to generally be reflective of market conditions and prices. Our contracts for sand sourced from our Kermit facilities are generally fixed price for the life of the contract. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. Delivery of sand to our customers may occur at the production facility, rail origin, terminal or wellsite.
We generate other revenues through the performance of our PropStream logistics service, which includes transportation, equipment rental, and labor services, and through activities performed at our in-basin terminals, including transloading sand for counterparties, and lease of storage space and other services performed on behalf of our customers.
A substantial portion of our logistics services are provided to customers with whom we have long-term agreements as defined in master services agreements ("MSA") and related work orders.  The MSA typically outlines the general terms and conditions for work performed by us relating to invoicing, insurance, indemnity, taxes and similar terms.  The work orders typically define the commercial terms including the type of equipment and services to be provided, with pricing that is generally determined on a job-by-job basis due to the variability in the specific requirements of each wellsite.  The MSA and related work orders are typically separate from any sand supply contract we may have with the same customer.
We generate other revenues from the sale of silo systems and related equipment to third parties at negotiated prices for the specific equipment.
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
EBITDA, Adjusted EBITDA and Distributable Cash Flow
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income (loss) plus depreciation, depletion and amortization and interest expense, net of interest income. We define Adjusted EBITDA as EBITDA, adjusted for any non-cash impairments of long-lived assets and goodwill, earnings (loss) from equity method investments and loss on extinguishment of debt. We define distributable cash flow as Adjusted EBITDA less cash paid for interest expense, net accruals and maintenance and replacement capital expenditures, including accrual for reserve replacement, plus accretion of asset retirement obligations and non-cash unit-based compensation. We use distributable cash flow as a performance metric to compare cash performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow will not reflect changes in working capital balances. EBITDA and Adjusted EBITDA are supplemental measures utilized by our management and other users of our financial statements, such as investors, commercial banks, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.
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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Reconciliation of distributable cash flow to net income (loss):
Net income (loss)	$(6,207)	$53,431
Depreciation and depletion expense	11,500	7,903
Amortization expense	1,448	421
Interest expense	10,590	3,473
EBITDA	17,331	65,228
Earnings from equity method investments	(1,116)	(1,166)
Adjusted EBITDA	16,215	64,062
Less: Cash interest paid, net accruals	(10,181)	(3,278)
Less: Maintenance and replacement capital expenditures, including accrual for reserve replacement (a)	(4,864)	(4,675)
Add: Accretion of asset retirement obligations	129	126
Add: Unit-based compensation	1,578	1,801
Distributable cash flow	2,877	58,036
Adjusted for: Distributable cash flow attributable to assets contributed by the sponsor, prior to the period in which the contribution occurred (b)	—	414
Distributable cash flow attributable to Hi-Crush Partners LP	2,877	58,450
Less: Distributable cash flow attributable to the holder of incentive distribution rights	—	(2,047)
Distributable cash flow attributable to limited partner unitholders	$2,877	$56,403

(a)
Maintenance and replacement capital expenditures, including accrual for reserve replacement, were determined based on an estimated reserve replacement cost of $1.85 per ton produced and delivered through December 31, 2018. Effective January 1, 2019 we revised our estimated reserve replacement cost to $2.10 per ton produced and delivered as a result of completion of construction of the Kermit 2 facility. Such expenditures include those associated with the replacement of equipment and sand reserves, to the extent that such expenditures are made to maintain our long-term operating capacity. The amount presented does not represent an actual reserve account or requirement to spend the capital.

(b)
The Partnership's historical financial information has been recast to consolidate our sponsor and general partner for the periods leading up to their contribution into the Partnership. For purposes of calculating distributable cash flow attributable to Hi-Crush Partners LP, the Partnership excludes the incremental amount of recast distributable cash flow earned during the periods prior to the contribution.

Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows may not be comparable between periods for the following reasons:

•
On August 1, 2018, we completed the acquisition of FB Industries Inc. On August 1, 2018, the Partnership purchased FB Industries, a company engaged in the engineering, design and marketing of silo-based frac sand management systems. Accordingly, our financial statements reflect increased sales of equipment, costs of goods sold, related operating costs and general and administrative expenses associated with the FB Industries operations during the three months ended March 31, 2019.

•
We commenced operations at our second Kermit production facility in December 2018. The Kermit 2 facility commenced operations and sales of frac sand at the end of 2018, resulting in an increase in volumes produced and delivered during the three months ended March 31, 2019 as compared to the same period of 2018.

•
Our Augusta production facility was temporarily idled in January 2019. In January 2019, we temporarily idled our Augusta facility resulting in a decrease in volumes produced and delivered during the three months ended March 31, 2019 as compared to the same period of 2018.

Market Conditions
Exploration and production activity increased throughout 2017 and continued to do so in 2018, as demonstrated by the growth in the reported Baker Hughes U.S. land rig count from a low average of 380 rigs in May 2016 to 1,056 rigs as of December 28, 2018, reflecting an increase of 16% since the end of 2017. Well completion activity has, for the most part, similarly increased over the same periods, and, when coupled with continued growth in frac sand usage per well, has resulted in an increased positive influence on demand for raw frac sand. The industry currently estimates 2018 total annual demand was approximately 110 million tons of frac sand, up significantly from 2017 and historical levels. However, demand slowed significantly in the latter half of 2018 as well completion activity declined, which we believe is due to early exhaustion of exploration and production company ("E&P") capex budgets and pipeline capacity constraints impacting E&Ps’ ability to move produced hydrocarbons from production areas to demand centers. While greater demand is forecasted for 2019 than 2018, the pace and timing of the growth remains uncertain. While stated frac sand capacity may exceed near-term demand, available industry capacity is constrained due to several factors, including availability of the grades of frac sand that are most in demand in certain regions or well completion environments, general operating conditions and normal downtime, and logistics constraints. In response to growing demand for U.S. frac sand, the industry has developed additional capacity which will continue to ramp up into 2019, with the majority of this development in the Permian Basin.
In August of 2018, well completion activity slowed significantly as many E&Ps reduced spending or had reached their budgeted spending levels more quickly than anticipated as well completion efficiencies continued to improve through the first half of 2018. Within the Permian Basin, concerns around pipeline takeaway capacity for transporting crude oil out of the basin also may have impacted E&Ps’ decisions to reduce spending for the remainder of 2018. Additionally, with the completion of construction and start-up of operations at several Permian mines during 2018, In-Basin supply has become more available. The advent of sand supply available closer to the wellsite in the Permian Basin, and to a lesser extent in the Eagle Ford, Haynesville and Mid-Con basins, has resulted in a rapid shift in consumption in the latter part of 2018 from Northern White sand to In-Basin sand supply. The onset of reduced activity has caused frac sand demand growth to lag the increase in supply, and has resulted in a significant reduction in pricing, particularly for Northern White sand, that is impacting sand pricing in all basins. These factors resulted in declines in pricing of 10 percent or more in the latter part of 2018. In response to the price decline, we and many of our competitors have reduced available capacity through the temporary idling of facilities. Pricing weakness continued in the first quarter of 2019, but has stabilized and improved somewhat exiting the first quarter. As production capacity remains idled or is not restarted as the Northern White winter season ends, and frac sand demand increases as expected in 2019, we anticipate pricing, particularly of Northern White sand, will continue to stabilize and improve slightly through the year. Due to the available supply of In-Basin sand, particularly 100 mesh in the Permian Basin, we do not anticipate significant price improvements in 2019 for Permian Basin sand, even as demand continues to increase.
We believe there will be continued demand for Northern White frac sand within the Permian Basin as completion activity within that basin increases due to customer preferences and other factors. However, we believe a large portion of Northern White frac sand which previously supplied the Permian Basin and certain other basins has been and will continue to be displaced due to continued adoption of locally-produced sand. These Northern White volumes may be reallocated into other major basins around the country where they are most cost-effectively delivered via rail, barge or other modes of transportation, and which do not have the same readily available production of In-Basin sand. However, over time we believe frac sand facilities producing Northern White at a higher cost will remain idled or permanently shut down due to increased competition within these regions resulting in realized sales pricing below the level at which such facilities can profitably operate. At this time it is not possible to determine if additional facilities will be idled or shut down, or the exact timeframe in which such actions would be taken.
We anticipate improving activity in 2019 as E&Ps focus a larger share of their capital budgets on completions and additional takeaway capacity in the Permian Basin becomes available, but the pace of improvement remains uncertain as E&Ps remain focused on capital discipline. Supply and demand dynamics for frac sand should also improve as more production capacity is shut down, construction and ramp-up of new In-Basin supply slows, and demand fundamentals continue to strengthen. Overall, some headwinds may prove more persistent than previously anticipated, continuing the challenging environment for Northern White sand. Additionally, an increase in the number of drilled but uncompleted wells represent pent up demand for completions services and frac sand that will provide further support for overall demand in 2019 and beyond, regardless of rig count activity.

The following table presents sales, volume and pricing comparisons for the first quarter of 2019, as compared to the fourth quarter of 2018:

	Three Months Ended
	March 31,	December 31,		Percentage
	2019	2018	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$115,091	$114,831	$260	—%
Tons sold	2,411,262	1,976,805	434,457	22%
Average price per ton sold	$48	$58	$(10)	(17)%
Revenues generated from the sale of frac sand were flat quarter over quarter. The 22% increase in volumes sold was primarily driven by the continued ramp-up of our second Kermit facility, which began initial production in December 2018.  As a result, 46% of volumes sold during the first quarter of 2019 were produced by the in-basin Kermit facilities as compared to 34% in the fourth quarter of 2018 volumes sold.  This quarterly change in sales mix, combined with negotiated decreases in the contracted pricing for sand produced from the Kermit facilities, drove the 17% quarterly decrease in average sales price.
Results of Operations
The following table presents revenues and expenses for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Revenues	$159,910	$218,113
Costs of goods sold:
Production costs	31,418	43,512
Logistics costs	94,404	98,471
Other costs of sales	4,700	—
Depreciation, depletion and amortization	11,272	7,799
Gross profit	18,116	68,331
Operating costs and expenses	14,849	12,593
Income from operations	3,267	55,738
Other income (expense):
Earnings from equity method investments	1,116	1,166
Interest expense	(10,590)	(3,473)
Net income (loss)	$(6,207)	$53,431
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues
The following table presents sales, volume and pricing comparisons for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018:

	Three Months Ended
	March 31,			Percentage
	2019	2018	Change	Change
Revenues generated from the sale of frac sand (in thousands)	$115,091	$191,484	$(76,393)	(40)%
Tons sold	2,411,262	2,617,627	(206,365)	(8)%
Average price per ton sold	$48	$73	$(25)	(34)%

Revenues generated from the sale of frac sand were $115,091 and $191,484 for the three months ended March 31, 2019 and 2018, respectively, during which we sold 2,411,262 and 2,617,627 tons of frac sand, respectively. The volume decrease is primarily driven by an increase in the available supply of locally produced in-basin sand, particularly in the Permian Basin, in the comparable periods, and the idling of the Augusta facility, offset by increased volumes sold from the Kermit facilities. Average sales price per ton was $48 and $73 for the three months ended March 31, 2019 and 2018, respectively. The decrease in the average sales price is attributable to the increased supply of in-basin produced sand, which drove down prices, but also an increased percentage of our total volumes coming from our in-basin Kermit facility of 46% of volumes sold for the three months ended March 31, 2019 compared to 28% of volumes sold for the same period in 2018.
Other revenues related to PropStream integrated logistics services and activities performed at our in-basin terminals, including transloading, railcar storage, silo storage and other services was $38,226 and $26,629 for the three months ended March 31, 2019 and 2018, respectively. Other revenues generated from the sales of silo and related logistics equipment was $6,593 for the three months ended March 31, 2019. The increase in total other revenues is a direct result of increased activity levels at our terminals and year-over-year increased use of our PropStream integrated logistics services, including the acquisition of FB Industries in August 2018.
Costs of Goods Sold – Production Costs
We incurred production costs of $31,418 and $43,512 for the three months ended March 31, 2019 and 2018, respectively. The decrease in production costs between the comparable periods was driven by an overall 8% decline in tons delivered from our production facilities, but more specifically, the mix of where the volumes were produced.  In the comparable periods, volumes produced and delivered from our Wisconsin facilities declined 33%, primarily due to idling of the Augusta facility as a result of the displacement of Northern White sand in the Permian Basin, while quarterly volumes produced at our in-basin production facilities increased 50%, primarily due to the completion of our second Kermit facility in December 2018.  The cost of production at our in-basin Kermit facilities are generally lower than the average production costs of our Wisconsin facilities. For the three months ended March 31, 2019 and 2018, we purchased $1,864 and $6,115, respectively, of sand and other proppants from third-party suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $94,404 and $98,471 for the three months ended March 31, 2019 and 2018, respectively. Despite logistics costs remaining relatively flat, the underlying make-up of these costs reflects the change which has taken place in our industry over the past twelve months, as in the comparable periods there was a significant reduction in rail freight costs due to increased volumes at our in-basin terminal facilities outside of the Permian Basin, which generally has the highest tariffs from our Wisconsin production facilities.  This decrease in freight costs was offset by higher trucking costs from the growth of our PropStream logistics service in the comparable periods, coupled with additional headcount and staffing for PropStream, and increased levels of repairs and maintenance on last mile equipment.
Costs of Goods Sold - Other Costs of Sales
We incurred $4,700 of other costs of sales in the three months ended March 31, 2019, primarily related to the costs of manufacturing, assembling and delivery of silo systems, conveyors and other equipment sold to our customers, subsequent to the acquisition of FB Industries in August 2018.
Costs of Goods Sold – Depreciation, Depletion and Amortization
For the three months ended March 31, 2019 and 2018, we incurred $11,272 and $7,799, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation. The increase was primarily attributable to increased mining and depletion of our in-basin reserves upon completion of our second Kermit facility in December 2018.  Also contributing to the increase was depreciation on last mile equipment acquired during the second half of 2018, primarily from the acquisition of FB Industries.
Gross Profit
Gross profit was $18,116 and $68,331 for the three months ended March 31, 2019 and 2018, respectively. Gross profit percentage decreased to 11.3% in the first three months of 2019 from 31.3% in the first three months of 2018. The decrease was primarily driven by decreased prices and volumes during the 2019 period compared to 2018 as a result of increased supply from the influx of in-basin production, specifically in the Permian Basin, throughout 2018, which drove down the price of proppant in basins across the U.S.

Operating Costs and Expenses
General and administrative expenses was $12,613 and $10,943 for the three months ended March 31, 2019 and 2018, respectively. The increase in general and administrative expense for the comparable periods in 2019 and 2018 was attributable to increased headcount necessitated due to growth of the business and increased property tax and insurance costs from an expanded asset base. For the three months ended March 31, 2019, the Partnership had $1,009 of non-recurring business development and legal costs primarily associated with the Conversion.
Depreciation and amortization was $1,676 and $525 for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily attributable to increased amortization expense associated with assets acquired from FB Industries.
During the three months ended March 31, 2019, the Partnership incurred $431 of other operating expenses, net primarily associated with staffing reductions. During the three months ended March 31, 2018, the Partnership incurred $999 of other operating expenses, net which primarily related to the settlement of a contract dispute.
Earnings from Equity Method Investments
During the three months ended March 31, 2019 and 2018, the Partnership recognized earnings of $1,116 and $1,166, respectively, from its equity method investments, comprised primarily of our investment in Proppant Express Investments, LLC ("PropX").
Interest Expense
Interest expense was $10,590 and $3,473 for the three months ended March 31, 2019 and 2018, respectively, principally associated with the interest on our Senior Notes in 2019 and our previous term loan in 2018. The increase in interest expense during the 2019 period was driven by the issuance of $450,000 of 9.50% Senior Notes in August 2018 compared to the $199,500 outstanding on the term loan, which carried an interest rate of 5.66% for the same period in 2018.
Net Income (Loss)
Net loss was $6,207 for the three months ended March 31, 2019, compared to net income of $53,431 for the three months ended March 31, 2018.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be available cash, cash generated by our operations, and if needed, supplemented by borrowings under our ABL Credit Facility, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and debt service obligations, including interest payments. As of May 2, 2019, our sources of liquidity consisted of $51,039 of available cash and $55,164 pursuant to available borrowings under our ABL Credit Facility ($77,131, net of $21,967 letter of credit commitments).
We may also sell, from time to time, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000 under an equity distribution program. Our general partner is also authorized to issue an unlimited number of units without the approval of existing limited partner unitholders.
We expect that our future principal uses of cash will be for capital expenditures, funding debt service obligations and working capital, as well as any distributions to our unitholders or any repurchases of common units.
Senior Notes and ABL Credit Facility
As of May 2, 2019, we have $450,000 of 9.50% Senior Notes which mature on August 1, 2026 and had $55,164 of undrawn borrowing capacity ($77,131, net of $21,967 letter of credit commitments) under our ABL Credit Facility. The ABL Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Partnership’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. As of March 31, 2019, we are in compliance with the covenants contained in the ABL Credit Facility.
Borrowings under our Senior Notes and ABL Credit Facility are secured by substantially all of our assets. In addition, our subsidiaries have guaranteed our obligations under both credit agreements and have granted the lenders security interests in substantially all our their respective assets. For additional information regarding our Senior Notes and ABL Credit Facility, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.
Credit Ratings
As of May 2, 2019, the credit rating of the Partnership’s Senior Notes was B3 from Moody’s Investors Service Inc. and B- from Standard and Poor’s.

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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Equity Distribution Agreement
On January 4, 2017, the Partnership entered into an equity distribution program with certain financial institutions (each, a "Manager") under which we may sell, from time to time, through or to the Managers, common units representing limited partner interests in the Partnership up to an aggregate gross sales price of $50,000. As of May 2, 2019, the Partnership had not issued any common units under this equity distribution program.
Distributions
On January 7, 2019, we announced the decision of the board of directors of our general partner to suspend the quarterly distribution to common unitholders.
Unit Buyback Program
On October 17, 2017, the Partnership announced that the board of directors of our general partner approved a unit buyback program of up to $100,000. The unit buyback program does not obligate the Partnership to repurchase any specific dollar amount or number of units and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. As of May 2, 2019, the Partnership has repurchased a total of 2,783,253 common units for a total cost of $29,426, with $70,574 remaining under its approved unit buyback program.
Capital Requirements
Capital expenditures totaled $40,289 during the three months ended March 31, 2019, primarily related to 2018 carryover growth capex of $25,205 associated with completion of the Kermit 2 construction and Wyeville expansion. Remaining 2018 carryover growth capex for Wyeville is expected to be in the range of $5,000 to $10,000 to be spent in the second quarter of 2019, resulting in an expected total of $30,000 to $35,000 in 2018 carryover growth capex for 2019.
In addition, the Partnership spent $4,006 on maintenance capex projects during the three months ended March 31, 2019. For the full year of 2019, maintenance capex is expected to range between $20,000 and $25,000.
The Partnership also spent $11,078 during the three months ended March 31, 2019 related to 2019 growth capex, primarily related to spending on logistics assets, including new Atlas topfill conveyor systems and trailers. For the full year, 2019 growth capex, including upgrades to the current silo systems and the PropDispatch functionality enhancement and development, is expected to range between $30,000 and $40,000.
Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Partnership's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Partnership closely manages, or (3) major structural changes in the Partnership's asset base or business operations, such as any acquisition, divestitures or organic capital expenditures. As of March 31, 2019, we had a positive working capital balance of $48,765 as compared to a balance of $19,041 at December 31, 2018.

The following table summarizes our working capital as of the dates indicated.

	March 31, 2019	December 31, 2018
Current assets:
Accounts receivable, net	$97,264	$101,029
Inventories	44,400	57,089
Prepaid expenses and other current assets	12,482	13,239
Total current assets	154,146	171,357
Current liabilities:
Accounts payable	33,635	71,039
Accrued and other current liabilities	44,796	61,337
Current portion of deferred revenues	26,950	19,940
Total current liabilities	105,381	152,316
Working capital	$48,765	$19,041
Accounts receivable decreased $3,765 during the three months ended March 31, 2019, reflecting a slight decrease in revenues during the first quarter of 2019 compared to fourth quarter of 2018.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods. The decrease in our inventory of $12,689 was primarily driven by wintertime depletion of the washed sand stockpiles at our Wisconsin production facilities and decreased in-basin finished goods inventory at March 31, 2019 as compared to December 31, 2018.
Accounts payable and accrued liabilities decreased by $53,945 on a combined basis, resulting from the payment of construction costs related to our Kermit 2 facility and the expansion of our Wyeville facility, as well as payment of the semiannual interest due on our Senior Notes in February 2019.
Current portion of deferred revenues represent prepayments from customers for future deliveries of frac sand to be made within the next twelve months. The increase in deferred revenues was due to the receipt of additional prepayments from customers made during the three months ended March 31, 2019.
The following table provides a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(8,607)	$70,635
Investing activities	(43,478)	(9,391)
Financing activities	(1,780)	(54,623)
Cash Flows - Three Months Ended March 31, 2019 and 2018
Operating Activities
Net cash used in operating activities was $8,607 for the three months ended March 31, 2019, compared to net cash provided by $70,635 for the three months ended March 31, 2018. Operating cash flows include net loss of $6,207 and net income of $53,431 during the three months ended March 31, 2019 and 2018, respectively, adjusted for non-cash operating expenses and the changes in operating assets and liabilities described above. The decrease in cash flows from operations was primarily attributable to decreased sales and gross profit margins as well as a greater build in working capital in the first three months of 2019 as compared to the same period of 2018.
Investing Activities
Net cash used in investing activities was $43,478 for the three months ended March 31, 2019, and consisted of $40,289 of capital expenditures, $3,119 of net cash paid for a business acquisition and $495 of equity method investments, offset by $425 of proceeds from the sale of property, plant and equipment.
Capital expenditures for the three months ended March 31, 2019, consisted of $25,205 of 2018 carryover growth capex associated with completion of the Kermit 2 construction and Wyeville expansion, $11,078 of 2019 growth capex related to spending on logistics assets, with the remainder being spent on maintenance capex projects.

Net cash used in investing activities was $9,391 for the three months ended March 31, 2018, and consisted of $12,258 of capital expenditures primarily related to continued investment in equipment for PropStream and normal maintenance capital expenditures, including overburden removal, at our production facilities and terminals, offset by $2,867 of proceeds from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $1,780 for the three months ended March 31, 2019, and was comprised primarily of $1,044 repayment of premium financing notes and $694 of repayments on long-term debt.
Net cash used in financing activities was $54,623 for the three months ended March 31, 2018, and was comprised primarily of $9,426 of repurchases of common units under the unit buyback program, $17,809 of distributions paid to our unitholders, $24,838 of distributions paid to members of our sponsor, $857 repayment of premium financing notes and $1,457 of repayments on long-term debt.
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
A discussion of our significant accounting policies is included in Note 2 - Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed with the SEC on February 20, 2019. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, asset retirement obligations, depletion of mineral rights, inventory valuation, valuation of unit-based compensation, valuation of right-of-use asset and lease liabilities, estimated fair value of contingent consideration in the future and impairment of long-lived and intangible assets.
Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "may," "should," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "hope," "plan," "estimate," "anticipate," "could," "believe," "project," "budget," "potential," "likely," or "continue," and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 20, 2019. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such risk factors and as such should not consider the following to be a complete list of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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
Interest Rate Risk
Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Partnership’s option, either (1) a base rate plus an applicable margin ranging between 0.75% per annum and 1.50% per annum, based upon the Partnership’s leverage ratio, or (2) a LIBOR rate plus an applicable margin ranging between 1.75% per annum and 2.50% per annum, based upon the Partnership’s leverage ratio. As of March 31, 2019, we had no borrowings outstanding under the ABL Credit Facility. To the extent there are any outstanding borrowings under the ABL Credit Facility, changes in applicable interest rates would not affect the ABL Credit Facility’s fair market value, but would impact our future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our Senior Notes, but can impact their fair market values. As of March 31, 2019, our Senior Notes had a carrying value of $450,000.
Foreign Currency Translation Risk
Our consolidated financial statements are expressed in U.S. dollars, but a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Partnership's foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary's financial statements are reported in other comprehensive income (loss). For the three months ended March 31, 2019, the Partnership recorded comprehensive income of $1,724.
Credit Risk – Customer Concentration
During the three months ended March 31, 2019, approximately 44% of our revenues were earned from our three largest customers, each of which accounted for greater than 10% of our total revenues. Our customers are generally oil and natural gas exploration and production companies and pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
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

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 20, 2019. Other than the risk factor noted below, there have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.
New Colorado legislation may result in increased costs and delays or limits in oil and natural-gas exploration and production operations in the state, which could reduce demand for our products and services and have an adverse effect on our business, financial condition and results of operations.
On April 16, 2019, Colorado Governor Jared Polis signed into law Senate Bill 19-181, which is legislation that reforms exploration and production activities by the oil and natural gas industry in the state including, among other things, revising the mission of the Colorado Oil and Gas Conservation Commission ("COGCC") from fostering energy development in the state to instead focusing on regulating the industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and natural-gas operations within their jurisdiction as they do other development.  Additionally, passage of this legislation could lead to a possible significant delay in the state in issuing new drilling permits while the COGCC codifies the new law. The passage of Senate Bill 19-181, which alters the current mission of the COGCC, repeals existing limitations on municipalities’ and county governments’ land use authority over oil and natural gas development areas, and may result in significant delays in the state issuing new drilling permits could increase our customers’ costs of operation as well as delay or limit our customers’ exploration and production activities in the state, which could reduce the demand for our products and services and have an adverse effect on our business, financial condition and results of operations.

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

23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 20, 2019; File No. 001-35630).
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

Hi-Crush Partners LP (Registrant) By: Hi-Crush GP LLC, its general partner

Date:	May 7, 2019	/s/ Laura C. Fulton
Laura C. Fulton
Chief Financial Officer
(Principal Financial Officer)