Form 10-Q
period 2019-06-30
Hi-Crush Inc.
filed 2019-08-09
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-35630
Hi-Crush Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0840530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1330 Post Oak Blvd, Suite 600
Houston, Texas 77056
(Address of Principal Executive Offices and Zip Code)
(713) 980-6200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	HCR	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of August 2, 2019, there were 100,695,482 shares of common stock, par value $0.01 per share, of the registrant outstanding.

HI-CRUSH INC.

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH INC.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$52,853	$114,256
Accounts receivable, net (Note 2)	119,426	101,029
Inventories (Note 4)	47,240	57,089
Prepaid expenses and other current assets	11,026	13,239
Total current assets	230,545	285,613
Property, plant and equipment, net (Note 5)	1,044,724	1,031,188
Operating lease right-of-use assets (Note 6)	128,211	—
Goodwill and intangible assets, net (Note 7)	89,084	71,575
Equity method investments (Note 8)	33,560	37,354
Other assets	1,854	8,108
Total assets	$1,527,978	$1,433,838
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$51,902	$71,039
Accrued and other current liabilities	54,988	61,337
Current portion of deferred revenues (Note 14)	31,661	19,940
Current portion of long-term debt (Note 9)	1,604	2,194
Current portion of operating lease liabilities (Note 6)	38,565	—
Total current liabilities	178,720	154,510
Deferred revenues (Note 14)	246	9,845
Long-term debt (Note 9)	441,637	443,283
Operating lease liabilities (Note 6)	82,667	—
Asset retirement obligations	10,936	10,677
Deferred tax liabilities (Note 2)	117,207	—
Other liabilities (Note 10)	7,580	8,276
Total liabilities	838,993	626,591
Commitments and contingencies (Note 10)
Stockholders' equity
Limited partners interest, 100,874,988 units issued and outstanding at December 31, 2018	—	811,477
Preferred stock, $0.01 par value, 100,000,000 shares authorized; zero issued and outstanding at June 30, 2019	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 100,633,257 issued and outstanding at June 30, 2019	1,006	—
Additional paid-in capital	803,371	—
Retained deficit	(113,533)	—
Accumulated other comprehensive loss	(1,859)	(4,230)
Total stockholders' equity	688,985	807,247
Total liabilities and stockholders' equity	$1,527,978	$1,433,838

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Operations
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018 (a)	2019	2018 (a)
Revenues (Note 14)	$178,001	$248,520	$337,911	$466,633
Cost of goods sold (excluding depreciation, depletion and amortization)	141,272	154,531	271,794	296,514
Depreciation, depletion and amortization	14,062	10,482	25,334	18,281
Gross profit	22,667	83,507	40,783	151,838
Operating costs and expenses:
General and administrative expenses	15,210	12,943	27,823	23,886
Depreciation and amortization	1,697	536	3,373	1,061
Accretion of asset retirement obligations	130	123	259	249
Change in estimated fair value of contingent consideration	(672)	—	(672)	—
Other operating expenses, net	469	371	900	1,370
Income from operations	5,833	69,534	9,100	125,272
Other income (expense):
Earnings from equity method investments (Note 8)	1,284	1,144	2,400	2,310
Gain on remeasurement of equity method investment	3,612	—	3,612	—
Interest expense	(11,806)	(3,722)	(22,396)	(7,195)
Income (loss) before income tax	(1,077)	66,956	(7,284)	120,387
Income tax expense (benefit):
Current tax	259	—	259	—
Deferred tax	660	—	660	—
Deferred tax resulting from conversion to a corporation	115,488	—	115,488	—
Income tax expense	116,407	—	116,407	—
Net income (loss)	$(117,484)	$66,956	$(123,691)	$120,387
Earnings (loss) per common share:
Basic	$(1.16)	$0.68	$(1.22)	$1.32
Diluted	$(1.16)	$0.67	$(1.22)	$1.30
Weighted average common stock outstanding:
Basic	101,312,754	88,392,179	101,165,914	88,629,958
Diluted	101,312,754	89,729,428	101,165,914	89,967,207

(a)	Financial information has been recast to include the results attributable to the sponsor and general partner. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018 (a)	2019	2018 (a)
Net income (loss)	$(117,484)	$66,956	$(123,691)	$120,387
Foreign currency translation adjustment, net of tax	647	—	2,371	—
Comprehensive income (loss)	$(116,837)	$66,956	$(121,320)	$120,387

(a)	Financial information has been recast to include the results attributable to the sponsor and general partner. See Note 3.

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018 (a)
Operating activities:
Net income (loss)	$(123,691)	$120,387
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	25,737	18,501
Amortization of intangible assets	2,970	841
Deferred income taxes	116,148	—
Stock-based compensation to directors and employees	3,482	3,611
Amortization of loan origination costs into interest expense	816	437
Accretion of asset retirement obligations	259	249
(Gain) loss on disposal of property, plant and equipment	(111)	163
Amortization of right of use assets	5,221	—
Change in estimated fair value of contingent consideration	(672)	—
Earnings from equity method investments	(2,400)	(2,310)
Gain on remeasurement of equity method investment	(3,612)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,751)	(6,169)
Inventories	9,601	(1,098)
Prepaid expenses and other current assets	1,175	(971)
Other assets	51	(1,971)
Accounts payable	(4,125)	9,221
Accrued and other current liabilities	(8,517)	1,207
Deferred revenues	2,133	(1,219)
Operating lease liabilities	(3,739)	(156)
Net cash provided by operating activities	8,975	140,723
Investing activities:
Capital expenditures for property, plant and equipment	(57,935)	(37,980)
Proceeds from sale of property, plant and equipment	1,620	2,884
Business acquisitions, net of cash acquired	(4,229)	—
Equity method investments	(495)	(8,095)
Net cash used in investing activities	(61,039)	(43,191)
Financing activities:
Repayment of long-term debt	(1,385)	(2,925)
Repayment of acquired credit facility	(3,237)	—
Repayment of premium financing notes	(1,469)	(1,183)
Refund (payment) of loan origination costs	146	(115)
Contributions from unit purchase program participants	—	212
Repurchase of common stock	(3,151)	(9,426)
Payment of accrued distribution equivalent rights	(254)	(132)
Distributions paid to members of Hi-Crush Proppants LLC	—	(25,500)
Distributions paid to limited partner unitholders	—	(37,697)
Net cash used in financing activities	(9,350)	(76,766)
Effects of exchange rate on cash	11	—
Net increase (decrease) in cash	(61,403)	20,766
Cash at beginning of period	114,256	7,724
Cash at end of period	$52,853	$28,490

HI-CRUSH INC.
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018 (a)
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities for additions to property, plant and equipment	$(22,714)	$8,558
Change in original fair value of contingent consideration	$276	$—
Issuance of common units for acquisitions	$2,504	$—
Increase (decrease) in accrued distribution equivalent rights	$(100)	$561
Cash paid for interest, net of capitalized interest	$21,926	$6,757

(a)	Financial information has been recast to include the results attributable to the sponsor and general partner. See Note 3.

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Limited Partner Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Par Value
Balance at March 31, 2019	—	$—	$—	$807,148	$—	$(2,506)	$804,642
Issuance of common units for business acquisition	—	—	—	2,504	—	—	2,504
Repurchase of common stock	(1,177,731)	(12)	(3,139)	—	—	—	(3,151)
Stock-based compensation expense	—	—	618	1,225	—	—	1,843
Shares vested under stock-based compensation plan	9,616	—	—	—	—	—	—
Forfeiture of distribution equivalent rights	—	—	6	(22)	—	—	(16)
Reclassifications resulting from conversion to a corporation	101,801,372	1,018	805,886	(806,904)	—	—	—
Other comprehensive income	—	—	—	—	—	647	647
Net loss	—	—	—	(3,951)	(113,533)	—	(117,484)
Balance at June 30, 2019	100,633,257	$1,006	$803,371	$—	$(113,533)	$(1,859)	$688,985

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Limited Partner Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Par Value
Balance at December 31, 2018	—	$—	$—	$811,477	$—	$(4,230)	$807,247
Issuance of common units for business acquisition	—	—	—	2,504	—	—	2,504
Issuance of common units to directors	—	—	—	246	—	—	246
Repurchase of common stock	(1,177,731)	(12)	(3,139)	—	—	—	(3,151)
Stock-based compensation expense	—	—	618	2,741	—	—	3,359
Shares vested under stock-based compensation plan	9,616	—	—	—	—	—	—
Forfeiture of distribution equivalent rights	—	—	6	94	—	—	100
Reclassifications resulting from conversion to a corporation	101,801,372	1,018	805,886	(806,904)	—	—	—
Other comprehensive income	—	—	—	—	—	2,371	2,371
Net loss	—	—	—	(10,158)	(113,533)	—	(123,691)
Balance at June 30, 2019	100,633,257	$1,006	$803,371	$—	$(113,533)	$(1,859)	$688,985

HI-CRUSH INC.
Condensed Consolidated Statements of Changes in Equity (continued)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2018
	General Partner Capital	Limited Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at March 31, 2018 (a)	$—	$1,267,364	$(438,350)	$829,014
Unit-based compensation expense	—	1,692	—	1,692
Distributions to members of Hi-Crush Proppants LLC (a)	—	—	(662)	(662)
Distributions, including distribution equivalent rights ($0.225 per unit)	—	(20,179)	—	(20,179)
Net income (a)	—	66,956	—	66,956
Balance at June 30, 2018 (a)	$—	$1,315,833	$(439,012)	$876,821

	Six Months Ended June 30, 2018
	General Partner Capital	Limited Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at December 31, 2017 (a)	$—	$1,239,282	$(413,512)	$825,770
Issuance of common units to directors and employees	—	474	—	474
Repurchase of common units	—	(9,426)	—	(9,426)
Unit-based compensation expense	—	3,374	—	3,374
Distributions to members of Hi-Crush Proppants LLC (a)	—	—	(25,500)	(25,500)
Distributions, including distribution equivalent rights ($0.425 per unit)	—	(38,258)	—	(38,258)
Net income (a)	—	120,387	—	120,387
Balance at June 30, 2018 (a)	$—	$1,315,833	$(439,012)	$876,821

(a)	Financial information has been recast to include the results attributable to the sponsor and general partner. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

1. Business and Organization
Description of Business and Organization
Hi-Crush Inc. (together with its subsidiaries, the "Company," "we," "us" or "our") is a fully-integrated, strategic provider of technology and logistics solutions to the North American petroleum industry. Our integrated suite of offerings, including software, range of equipment solutions for wellsite storage and delivery of proppant, owned and operated terminals, and frac sand mining facilities, as well as third party sourcing for proppant, provides mine-to-wellsite logistics solutions in all major oil and gas basins in the United States. The Company and the chief operating decision maker view the Company’s operations and manage its business as one operating segment. This reporting segment of the Company is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
On May 31, 2019, the Company completed its conversion (the "Conversion") from a Delaware limited partnership named Hi-Crush Partners LP to a Delaware corporation named Hi-Crush Inc. As a result of and at the effective date of the Conversion, each common unit representing limited partnership interests in Hi-Crush Partners LP ("common units") issued and outstanding immediately prior to the Conversion was automatically converted into one share of common stock, par value $0.01 per share, of Hi-Crush Inc. ("common stock").
Because the conversion became effective on May 31, 2019, the prior-period amounts in the accompanying Condensed Consolidated Financial Statements as of December 31, 2018 and for the three and six months ended June 30, 2018, reflect Hi-Crush as a limited partnership, not a corporation through May 31, 2019. In this report, references to "Hi-Crush," the "Company," "we," "us" or "our" refer to (i) Hi-Crush Inc. and its subsidiaries for periods following the Conversion and (ii) Hi-Crush Partners LP and its subsidiaries for periods prior to the Conversion, in each case, except where the context otherwise requires. References to common units for periods prior to the Conversion, and references to common units for periods following the Conversion means shares of common stock. As a result of the Conversion, the financial impact to the Condensed Consolidated Financial Statements contained herein consisted of (i) reclassification of partnership equity accounts to equity accounts reflective of a corporation and (ii) income tax effects. Refer to Note 2 - Significant Accounting Policies for the income tax effects of the Conversion and refer to Note 11 - Equity for the impact of the Conversion on Hi-Crush's equity.
On May 7, 2019, the Company completed the acquisition of Proppant Logistics LLC ("Proppant Logistics"), which owns Pronghorn Logistics, LLC ("Pronghorn"), a leading provider of end-to-end proppant logistics services.
On January 18, 2019, the Company completed the acquisition of BulkTracer Holdings LLC ("BulkTracer"), the owner of a logistics software system, PropDispatch.
On October 21, 2018, the Company acquired all of the then outstanding membership interests in our former sponsor, Hi-Crush Proppants LLC (the "sponsor") and the non-economic general partner interest to Hi-Crush GP LLC (the "general partner") in the Company (the "Sponsor Contribution"). In connection with the acquisition, all of the outstanding incentive distribution rights representing limited partnership interests in the Company were canceled and extinguished and the sponsor waived any and all rights to receive contingent consideration payments from the Company or our subsidiaries pursuant to certain previously entered into contribution agreements to which it was a party.
On August 1, 2018, the Company completed the acquisition of FB Industries Inc. ("FB Industries"), a company engaged in the engineering, design and marketing of silo-based frac sand management systems.
Refer to Note 3 - Acquisitions for additional disclosure regarding recent acquisitions.
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements ("interim financial statements") of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments and disclosures necessary for a fair statement are reflected in the interim periods presented. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019. The year-end balance sheet data was derived from the audited financial statements.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

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
The Sponsor Contribution was accounted for as a transaction between entities under common control whereby the net assets of the sponsor and general partner were recorded at their historical cost. Therefore, the Company's historical financial information has been recast to combine the sponsor and general partner with the Company as if the combination had been in effect since inception of the common control.
These financial statements have been prepared assuming the Company will continue to operate as a going concern. On a quarterly basis, the Company assesses whether conditions have emerged which may cast substantial doubt about the Company's ability to continue as a going concern for the next twelve months following the issuance of the interim financial statements.

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
Accounts Receivable
Trade receivables relate to sales of frac sand, related services and the sale of logistics equipment for which credit is extended based on the customer’s credit history and are recorded at the invoiced amount and do not bear interest. The Company regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Company establishes or adjusts an allowance as necessary, generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of each of June 30, 2019 and December 31, 2018, the Company maintained an allowance for doubtful accounts of $1,060.
Impairment of Long-lived Assets
Recoverability of investments in property, plant and equipment, and other long-lived assets is evaluated annually, or more often if events or circumstances indicate the impairment of an asset may exist, based on reporting units, which management has defined as the mine and terminal operations and the logistics and wellsite operations. Estimated future undiscounted net cash flows are calculated using estimates, including but not limited to estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors), operating costs and anticipated capital expenditures. Reductions in the carrying value of our investment are only recorded if the undiscounted cash flows are less than our book basis in the applicable assets.
Impairment losses are recognized based on the extent that the remaining investment exceeds the fair value, which is determined based upon the estimated future discounted net cash flows to be generated by the property, plant and equipment and other long-lived assets.
Management’s estimates of future sales prices, recoverable proven and probable reserves and operating and capital costs, among other estimates, are subject to certain risks and uncertainties which may affect the recoverability of our investments in property, plant and equipment and other long-lived assets. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term, which could adversely affect management’s estimate of the net cash flows expected to be generated from its operating assets.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

During the second quarter of 2019, we saw a significant decrease in the price of our common stock, which resulted in an overall reduction in our market capitalization, and our recorded net book value exceeded our market capitalization as of June 30, 2019.  We therefore updated our internal business outlook for the Company to consider the current economic environment that affects our operations. We allocated the enterprise fair value to the reporting units and determined that the fair value of our net assets in the logistics and wellsite operations reporting unit exceeded its carrying value and therefore there was no impairment of long-lived assets in the logistics and wellsite operations reporting unit as of June 30, 2019. Utilizing the allocation of the enterprise fair value to the mine and terminal operations reporting unit, we assessed qualitative factors and determined that we could not conclude that it was more likely than not that the fair value of our net assets exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the mine and terminal operations assets as of June 30, 2019, and determined there is sufficient undiscounted cash flows to recover the value of the long-lived assets although the cushion is not significant. Upon completion of the valuation exercise, it was determined that there was no impairment of long-lived assets as of June 30, 2019. We will reevaluate our long-lived assets in the third quarter of 2019.
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
At inception of a contract, the Company determines if it includes a lease. When a lease is identified, a right-of-use asset and the corresponding lease liability are recorded on the Condensed Consolidated Balance Sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease right-of-use assets also includes any lease prepayments made, initial direct costs incurred and excludes lease incentives received. The operating lease liabilities also includes any deferred rent accrued. We generally do not include renewal or termination options in our assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. For all leases with a term of 12 months or less, we elected the practical expedient to not recognize lease assets and liabilities. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Fair Value Measurements
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities approximate fair value due to the short-term maturities of these instruments. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy, which are as follows:

•	Level 1 - observable inputs such as quoted prices in active markets;

•	Level 2 - inputs other than quoted prices in active markets that we can directly or indirectly observe to the extent that the markets are liquid for the relevant settlement periods; and

•	Level 3 - unobservable inputs in which little or no market data exists, therefore inputs reflect the Company's assumptions.
The fair value of the 9.50% senior unsecured notes due 2026 (the "Senior Notes") approximated $315,000 as of June 30, 2019, based on the market price quoted from external sources, compared with a carrying value of $450,000. If the Senior Notes were measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
We measure the contingent consideration liability recognized in connection with the acquisition of FB Industries at fair value on a recurring basis using unobservable inputs and it would be classified as Level 3 in the fair value hierarchy. Refer to Note 10 - Commitments and Contingencies for additional disclosure regarding contingent consideration.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Income Taxes
As a result of the Conversion completed on May 31, 2019, the Company converted from an entity treated as a partnership for U.S. federal income tax purposes to an entity treated as a corporation for U.S. federal income tax purposes and is therefore subject to U.S. federal, state and local corporate income tax. The Conversion resulted in the Company obtaining a partial step-down in the tax basis of certain assets. On the date of the Conversion, we recorded an estimated net tax expense and estimated net deferred tax liability of $115,488 relating to the Conversion as well as this partial step-down in tax basis. Our overall tax provision is based on, among other things, an estimate of the amount of such partial step-down in tax basis that is derived from an analysis of the basis of our unitholders in their ownership of Hi-Crush common units at December 31, 2018 and estimated asset values at the time of the Conversion. While this information does not completely reflect the actual basis of our unitholders at May 31, 2019, our estimate is based on our best estimate of the individual asset valuations and the most recent unitholder basis information available to us. The amount of partial step-down in tax basis cannot be finally determined until complete trading information with respect to common units of the Company for the five months ended May 31, 2019 becomes available. The Company does not currently expect such information to become available until the first quarter of 2020 and the timing and the availability of this information is not within the Company’s control. Since the unitholder basis information currently available to us does not completely reflect the actual basis of our unitholders at May 31, 2019, the amount of partial step-down in tax basis as finally determined is expected to differ, possibly materially, from the current estimate, which in turn is expected to cause the Company’s income tax provision and effective tax rate under GAAP to differ, possibly to a material extent, from the current estimate described herein. If the amount of the partial step-down in tax basis as finally determined is lower than the current estimate, the Company would record a lower net tax expense and an incrementally lower deferred tax liability, which would have the effect of decreasing the amount of taxes payable by the Company in the future. If the amount of partial step-down in tax basis as finally determined is higher than the current estimate, the Company would record a higher net tax expense and an incrementally higher deferred tax liability, which would have the effect of increasing the amount of taxes payable by the Company in the future.
Excluding day one deferred taxes related to the Conversion and the Company's pre-tax loss for the five months ended May 31, 2019 prior to the Conversion, the consolidated income for the month of June 2019 and the Canadian operations income for the five months ended May 31, 2019 were subject to corporate tax at an estimated effective tax rate of approximately 20%. As such, the effective tax rate differs from the statutory rate primarily due to the following: (i) the tax expense recognized as a result of the partial step-down in tax basis of certain assets as a result of the Conversion as described above, (ii) the tax expense recognized that relates to the post-conversion book income, (iii) state income taxes, (iv) the impact of current year acquisitions, (v) certain compensation charges attributable to the Company that are not deductible for tax purposes, and (vi) certain book expenses that are not deductible for tax purposes.
Prior to the Conversion, the Company was a pass-through entity and was not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes for U.S. federal or certain other state jurisdictions in the accompanying Condensed Consolidated Financial Statements prior to May 31, 2019.
Deferred Income Taxes
Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in the Condensed Consolidated Statements of Operations in the period when the change is enacted.
Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. When evaluating the realizability of the deferred tax assets, all evidence, both positive and negative, is considered. Items considered when evaluating the need for a valuation allowance include the ability to carry back losses, future reversals of existing temporary differences, tax planning strategies, and expectations of future earnings.
For a particular tax‑paying component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount, as applicable, in the accompanying statements of financial condition.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Foreign Currency Translation
The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiary into the U.S. dollar reporting currency. The Canadian dollar is the functional currency of the Company's foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Assets and liabilities of the subsidiary's operations are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date and income and expenses are translated at the average exchange rate in effect during the reporting period. Adjustments resulting from the translation of the subsidiary's financial statements are reported in other comprehensive income.

3. Acquisitions
Acquisition of Proppant Logistics LLC
On May 7, 2019, the Company acquired the remaining 34% ownership interest in Proppant Logistics, which owns Pronghorn, a leading provider of end-to-end proppant logistics services, for $2,951 in cash and 695,606 newly issued common units. The Company previously held a 66% ownership interest in Proppant Logistics, which was accounted for using the equity method. We remeasured our previously held equity interest in Proppant Logistics at fair value as of the date we obtained control in accordance with the accounting guidance for acquisitions achieved in stages in ASC 805, Business Combinations. As a result, we recognized a gain of $3,612 on the remeasurement of our equity method investment during the second quarter of 2019.
The preliminary purchase price of $16,045 was allocated to the net assets acquired as follows:

Net assets of Proppant Logistics as of May 7, 2019:
Cash	$1,841
Accounts receivable	7,951
Prepaid expenses and other current assets	782
Property, plant and equipment	205
Other assets	247
Goodwill and intangible assets	15,662
Accounts payable	(7,047)
Accrued and other current liabilities	(359)
Credit facility	(3,237)
Fair value of net assets acquired	$16,045

The excess of the purchase consideration over the fair value of net assets acquired was recorded as goodwill. The recognition of goodwill is attributable to strategic benefits and expected synergies of our combined operations. Through the completion of acquiring 100% of the ownership interests in Proppant Logistics, the Company began to consolidate the operations of Proppant Logistics prospectively from May 7, 2019. In connection with this acquisition, the Company incurred $266 of acquisition related costs during the six months ended June 30, 2019, included in general and administrative expenses. Pro forma results of operations for Proppant Logistics have not been presented because the acquisition was not material to the consolidated results of operations.
Acquisition of BulkTracer Holdings LLC
On January 18, 2019, the Company completed the acquisition of BulkTracer, the owner of a logistics software system, PropDispatch, for $3,134 in cash. The acquisition was accounted for under the acquisition method of accounting whereby management assessed the net assets acquired and recognized amounts for the identified assets acquired and liabilities assumed.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The preliminary purchase price of $3,134 was allocated to the net assets acquired as follows:

Net assets of BulkTracer as of January 18, 2019:
Cash	$15
Accounts receivable	152
Property, plant and equipment	3,030
Equity method investment in Proppant Express Investments, LLC	289
Accounts payable	(86)
Accrued and other current liabilities	(166)
Deferred revenues	(100)
Fair value of net assets acquired	$3,134

The operations of BulkTracer have been included in the statements prospectively from January 18, 2019. In connection with this acquisition, the Company incurred $100 of acquisition related costs during the six months ended June 30, 2019, included in general and administrative expenses. Pro forma results of operations for BulkTracer have not been presented because the acquisition was not material to the consolidated results of operations.
Acquisition of Hi-Crush Proppants LLC and Hi-Crush GP LLC
On October 21, 2018, the Company entered into a contribution agreement with the sponsor pursuant to which the Company acquired all of the then outstanding membership interests in the sponsor and the non-economic general partner interest in the Company, in exchange for 11,000,000 newly issued common units. In connection with the acquisition, all of the outstanding incentive distribution rights representing limited partnership interests in the Company were canceled and extinguished and the sponsor waived any and all rights to receive contingent consideration payments from the Company or our subsidiaries pursuant to certain previously entered into contribution agreements to which it was a party.
In connection with this acquisition, the Company incurred $3,810 of acquisition related costs during the year ended December 31, 2018, included in general and administrative expenses.
As a result of this transaction, the Company's historical financial information has been recast to combine the Consolidated Statements of Operations and the Consolidated Balance Sheets of the Company with those of our sponsor and general partner as if the combination had been in effect since inception of common control on October 28, 2010. All transactions between the Company, the sponsor and general partner have been eliminated. Except for the combination of the Consolidated Statements of Operations and the respective allocation of recast net income (loss), distributions paid by the sponsor to its members prior to October 21, 2018 have not been allocated on a recast basis to the Company’s unitholders. Such transactions were presented within the non-controlling interest column in the Consolidated Statement of Partners' Capital as the Company and its unitholders would not have participated in these transactions.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The following table summarizes the carrying value of the sponsor's and general partner's net assets as of October 21, 2018, and the allocation of the purchase price:

Net assets of the sponsor and general partner as of October 21, 2018:
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

The following tables present, on a supplemental basis, our recast revenues, net income, net income attributable to Hi-Crush and net income per limited partner unit giving effect to the Sponsor Contribution, as reconciled to the revenues, net income, net income attributable to Hi-Crush and net income per limited partner unit of the Company.

	Three Months Ended June 30, 2018
	Company Historical	Sponsor and General Partner	Eliminations	Company Recast (Supplemental)
Revenues	$248,520	$—	$—	$248,520
Net income (loss)	$68,008	$(1,052)	$—	$66,956
Net income (loss) attributable to Hi-Crush	$68,008	$(1,052)	$—	$66,956
Net income per limited partner unit - basic	$0.68			$0.67

	Six Months Ended June 30, 2018
	Company Historical	Sponsor and General Partner	Eliminations	Company Recast (Supplemental)
Revenues	$466,633	$—	$—	$466,633
Net income (loss)	$121,957	$(1,570)	$—	$120,387
Net income (loss) attributable to Hi-Crush	$121,957	$(1,570)	$—	$120,387
Net income per limited partner unit - basic	$1.32			$1.31

Acquisition of FB Industries Inc.
On August 1, 2018, the Company acquired FB Industries, a company engaged in the engineering, design and marketing of silo-based frac sand management systems for $45,000 in cash and 1,279,328 of newly issued common units valued at $19,190. The purchase price as of June 30, 2019 is $74,292 and is comprised of cash consideration of $55,102, which includes valuation of cash acquired, a preliminary working capital adjustment of $10,102 and the value of common units issued. The working capital adjustment is subject to agreement and settlement by the sellers. The terms also include the potential for additional future consideration payments based on the achievement of established performance benchmarks through 2021. The acquisition was accounted for under the acquisition method of accounting whereby management assessed the net assets acquired and recognized amounts for the identified assets acquired and liabilities assumed. Refer to Note 10 - Commitments and Contingencies for additional disclosure regarding contingent consideration.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The preliminary purchase price of $74,292 was allocated to the net assets acquired as follows:

Net assets of FB Industries as of August 1, 2018:
Cash	$20,015
Accounts receivable	2,540
Inventories	13,416
Goodwill and intangible assets	71,723
Prepaid expenses and other current assets	2,202
Property, plant and equipment	1,868
Accounts payable	(1,628)
Deferred revenues	(13,004)
Accrued and other current liabilities	(13,988)
Deferred tax liabilities	(429)
Contingent consideration	(8,423)
Fair value of net assets acquired	$74,292

The excess of the purchase consideration over the fair value of net assets acquired was recorded as goodwill. The recognition of goodwill is attributable to the future growth opportunities and synergies of our combined operations. The operations of FB Industries have been included in the statements prospectively from August 1, 2018. In connection with this acquisition, the Company incurred $639 of acquisition related costs during the year ended December 31, 2018, included in general and administrative expenses. Pro forma results of operations for FB Industries have not been presented because the acquisition was not material to the consolidated results of operations.

4. Inventories
Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw material	$859	$512
Work-in-process	23,928	29,180
Finished goods	19,611	24,872
Spare parts	2,842	2,525
Inventories	$47,240	$57,089

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Buildings	$36,220	$32,751
Mining property and mine development	391,269	390,296
Plant and equipment	497,170	472,892
Rail and rail equipment	56,915	55,913
Transload facilities and equipment	119,427	118,982
Last mile equipment	77,450	66,083
Construction-in-progress	18,625	21,796
Property, plant and equipment	1,197,076	1,158,713
Less: Accumulated depreciation and depletion	(152,352)	(127,525)
Property, plant and equipment, net	$1,044,724	$1,031,188

Depreciation and depletion expense was $14,237 and $10,598 during the three months ended June 30, 2019 and 2018, respectively, and $25,737 and $18,501 during the six months ended June 30, 2019 and 2018, respectively.
The Company recognized a gain of $234 and $111 on the disposal of fixed assets during the three and six months ended June 30, 2019, respectively, and a loss of $187 and $163 on the disposal of fixed assets during the three and six months ended June 30, 2018, respectively, which is included in other operating expenses, net on our Condensed Consolidated Statements of Operations.

6. Leases
As described in Note 2, on January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). Prior periods presented have not been adjusted and continue to be reported in accordance with the legacy guidance in Topic 840.
Lessee
The Company has long-term operating leases, comprised primarily of railcars and container lease arrangements, equipment, office space and terminals. Our operating leases have remaining lease terms of 1.1 years to 9.1 years, some of which include automatic renewal options, options to extend the leases and options to terminate the leases.
As of June 30, 2019, the balance sheet information related to leases are as follows:

Operating lease right-of-use assets	$128,211

Current portion of operating lease liabilities	$38,565
Operating lease liabilities	82,667
Total operating lease liabilities	$121,232

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the lease liability and the present value of lease payments, we used our incremental borrowing rate based on the information available at the lease commencement date. The weighted average remaining lease term and discount rate as of June 30, 2019 related to operating leases are as follows:

Weighted average remaining lease term	4.9 years
Weighted average discount rate	9.50%

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The components of operating lease expenses on our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cost of goods sold
Operating lease cost	$10,189	$20,126
Short-term lease cost	1,454	2,814
	$11,643	$22,940
General and administrative expenses
Operating lease cost	$65	$129
Short-term lease cost	124	278
	$189	$407
Total lease costs	$11,832	$23,347

Supplemental cash flow information related to our operating leases for the three and six months ended June 30, 2019 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$12,992	$25,575
Noncash information on lease liabilities arising from obtaining right-of-use assets	$6,974	$142,454

As of June 30, 2019, the maturities of operating lease liabilities are as follows:

Fiscal Year
2019 (remaining months)	$20,379
2020	40,107
2021	31,931
2022	21,918
2023	10,826
Thereafter	25,996
Total lease payments	151,157
Less: present value adjustment	(29,925)
Total operating lease liabilities	$121,232

As of December 31, 2018, future minimum operating lease payments are as follows:

Fiscal Year
2019	$36,019
2020	36,282
2021	29,272
2022	20,890
2023	10,280
Thereafter	31,066
$163,809

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Lessor
The Company has operating lease arrangements as the lessor associated for the use of logistics and wellsite operations equipment. These leases are classified as operating leases and result in the recognition of lease income on a straight-line basis, while the underlying leased asset remains on our balance sheet and continues to depreciate. Lease income associated with these leases is not material.

7. Goodwill and Intangible Assets
Changes in goodwill and intangible assets consisted of the following:

	Goodwill	Intangible Assets
Balance at December 31, 2018	$21,881	$49,694
FB Industries acquisition measurement period adjustment	2,080	—
Proppant Logistics acquisition additions	10,701	4,961
Impact of foreign currency translation	951	1,786
Amortization expense	—	(2,970)
Balance at June 30, 2019	$35,613	$53,471

As of June 30, 2019, the Company had goodwill of $35,613. Goodwill represents the excess purchase over the fair value of net assets acquired in the acquisitions of FB Industries and Proppant Logistics and is allocated to the logistics and wellsite operations reporting unit. We perform our annual assessment of the recoverability of goodwill during the third quarter of each fiscal year, or more often if events or circumstances indicate the impairment of an asset may exist.
During the second quarter of 2019, we saw a significant decrease in the price of our common stock, which resulted in an overall reduction in our market capitalization, and our market capitalization exceeded our recorded net book value as of June 30, 2019.  We therefore updated our internal business outlook for the Company, including the logistics and wellsite operations reporting unit, to consider the current economic environment that affects our operations. As a result, we assessed quantitative factors and determined that the fair value of goodwill exceeded its carrying value and therefore there was no impairment of goodwill as of June 30, 2019.

8. Equity Method Investments
The following table provides our net investments and the proportionate share of our equity method investments operating results:

	Investment		Earnings from Equity Method Investments
			Three Months Ended		Six Months Ended
	June 30, 2019	December 31, 2018	June 30,		June 30,
			2019	2018	2019	2018
Proppant Express Investments, LLC	$33,560	$30,870	$1,329	$1,144	$2,401	$2,310
Proppant Logistics LLC (through May 6, 2019)	—	6,484	(45)	—	(1)	—
Total	$33,560	$37,354	$1,284	$1,144	$2,400	$2,310

Investment in Proppant Express Investments, LLC
On September 8, 2016, the Company entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop critical last mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the wellsite. The Company made no capital contributions to PropX during the three and six months ended June 30, 2019, and made capital contributions of $8,095 to PropX during the three and six months ended June 30, 2018. During the six months ended June 30, 2019, the Company acquired $289 of additional ownership in PropX through the BulkTracer acquisition.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The following table provides summarized financial information for PropX:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$9,580	$9,940	$19,041	$17,668
Gross profit	$5,095	$4,958	$10,014	$8,875
Net income	$3,347	$3,728	$6,515	$6,388

Investment in Proppant Logistics LLC
On October 31, 2018, the Company invested $6,600 for an equity interest in Proppant Logistics, which owns Pronghorn, a logistics company which provides frac sand services in North America. During the six months ended June 30, 2019, the Company made capital contributions of $495 to Proppant Logistics. The Company acquired the remaining 34% ownership interest in Proppant Logistics and therefore began to consolidate the operations of Proppant Logistics prospectively from May 7, 2019. Refer to Note 3 - Acquisitions for additional disclosure.

9. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
Senior Notes due 2026	$450,000	$450,000
ABL Credit Facility	—	—
Other notes payable	1,997	4,852
Less: Unamortized debt issuance costs	(8,756)	(9,375)
Total debt	443,241	445,477
Less: Current portion of long-term debt	(1,604)	(2,194)
Long-term debt	$441,637	$443,283

Senior Notes due 2026
On August 1, 2018, the Company completed the private placement of $450,000 aggregate principal amount of its 9.50% senior unsecured notes due 2026 (the "Senior Notes"). The Senior Notes were issued under and are governed by an indenture, dated as of August 1, 2018 (the "Indenture"), by and among the Company, the guarantors named therein (the "Guarantors"), and U.S. Bank National Association, as trustee. The Senior Notes are fully and unconditionally guaranteed (the "Guarantees"), jointly and severally, on a senior unsecured basis by the Guarantors. The Indenture contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, undertaking transactions with the Company's unrestricted affiliates, and limitations on asset sales. The Senior Notes bear interest at an annual rate of 9.50% and are payable semi-annually.
As of June 30, 2019, we had $441,244 of indebtedness ($450,000, net of $8,756 of debt issuance costs) under our Senior Notes.
ABL Credit Facility
On August 1, 2018, the Company entered into a senior secured revolving credit facility (the "ABL Credit Facility"), which matures on August 1, 2023, among the Company, as borrower, the lenders party thereto from time to time, and JP Morgan Chase Bank, N.A., as administrative agent and an issuing lender, and each other issuing lender party thereto. The ABL Credit Facility permits aggregate borrowings of up to $200,000, including a $50,000 sublimit for letters of credit, with the ability to increase the amount of permitted aggregate borrowings up to $300,000 subject to certain conditions.
As of June 30, 2019, we had $59,182 of available borrowing capacity ($80,799, net of $21,617 letter of credit commitments) and no indebtedness under our ABL Credit Facility. As of June 30, 2019, the Company was in compliance with all covenants in the ABL Credit Facility.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Other Notes Payable
In 2014, the Company entered into a purchase and sales agreement to acquire land and underlying frac sand deposits. In connection with this agreement, during the years ended December 31, 2018 and 2016, the Company issued three-year promissory notes each in the amount of $3,676 due in August 2021 and December 2019, respectively, with interest rates of 2.42% and 0.74%, respectively. The promissory notes accrue interest at rates equal to the applicable short-term federal rates. All principal and accrued interest is due and payable at the end of the respective three-year promissory note terms. However, the promissory notes are prepaid on a quarterly basis during the three-year terms as sand is extracted, delivered, sold and paid for from the properties.
The Company made prepayments of $691 and $968 during the three months ended June 30, 2019 and 2018, respectively, and $1,385 and $1,925 during the six months ended June 30, 2019 and 2018, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. In July 2019, the Company made a prepayment of $1,573 based on the volume of sand extracted, delivered, sold and paid for through the second quarter of 2019. As of June 30, 2019, the Company had repaid in full the promissory note due in December 2019 and had $1,967 outstanding on its remaining promissory note due in August 2021.
Other notes payable also includes short-term obligations, arising from insurance premium financing programs bearing interest ranging from approximately 4.99% to 6.29%, with outstanding balances of $30 as of June 30, 2019.

10. Commitments and Contingencies
Customer Contracts
The Company enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Company is required to make available to such customers under initial terms ranging from one to seven years. Through June 30, 2019, no payments for non-delivery of minimum annual sand volumes have been made by the Company to customers under these contracts.
Royalty Agreements
The Company has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Company has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $2,239 and $5,078 for the three months ended June 30, 2019 and 2018, respectively, and $3,710 and $8,618 for the six months ended June 30, 2019 and 2018, respectively.
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
Property Value Guarantees
The Company entered into mining agreements and land use agreements with the Wisconsin municipalities of Bridge Creek, Lincoln, Springfield and Preston that contain property value guarantees ("PVG") for certain property owners in proximity to each mine. The respective PVGs establish a process whereby we guaranty fair market value to the owners of residential property specifically identified within the body of the PVG document. According to the terms of the PVGs, the property owner must notify us in the event they wish to sell the subject residence and additional acreage in certain instances. Upon such notice, the PVGs establish a process by which an appraisal is conducted and the subject property is appraised to establish fair market value and is listed with a real estate broker. In the event the property is sold within 180 days of listing, we agree to pay the owner any shortfall between the sales price and the established fair market value. In the event the property is not sold within the 180 days time frame, we are obligated to purchase the property for fair market value.
As of June 30, 2019, we have not accrued a liability related to the PVGs because it is not possible to estimate how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. As of June 30, 2019, the Company has paid $3,085 under these guarantees since inception.
Purchase Commitments
We have entered into service agreements with certain transload service providers which requires us to purchase minimum amounts of services over specific periods of time at specific locations. Our failure to purchase the minimum level of services would require us to pay shortfall fees.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

As of June 30, 2019, future minimum purchase commitments are as follows:

Fiscal Year
2019 (remaining months)	$2,475
2020	2,377
2021	2,344
2022	2,344
2023	2,182
Thereafter	677
$12,399

Contingent Consideration
In connection with the acquisition of FB Industries, the agreement contained certain contingent consideration arrangements from the date of closing to December 31, 2021, dependent upon leases or sales of certain silo equipment to be paid quarterly.
As of June 30, 2019, the total estimated fair value of the contingent consideration is $7,755 and is recorded in accrued and other current liabilities and other liabilities on the Condensed Consolidated Balance Sheet. The current portion of the contingent consideration is $300 and relates to the sale of silo equipment. Changes in fair value of the contingent consideration, for facts and circumstances that existed at the time of the acquisition, prior to finalizing the purchase price allocation are accounted for as an adjustment to goodwill. Subsequent changes in fair value of the contingent consideration after the measurement period are recognized in earnings in the period identified.
The estimated fair value assumes primarily leases are entered into during this period with minimal sales of silo equipment. A 10% increase or decrease in the assumed quantity of leases would result in an increase to $9,818 or a decrease to $5,913, respectively, in the fair value of the contingent consideration. Conversely, a 50% shift in the assumed quantity of leases to sales of silo systems and conveyors would reduce the contingent consideration to $2,731.
The following table provides a summary of changes in the fair value of the contingent consideration:

Balance at December 31, 2018	$8,147
Changes in estimated fair value of contingent consideration liability	(392)
Balance at June 30, 2019	$7,755

Litigation
From time to time the Company may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11. Equity
On May 31, 2019, at the effective time of the Conversion, the outstanding common units were each exchanged for one issued and outstanding share of common stock. Holders of common units immediately prior to the Conversion collectively received, in exchange for their common units, 100% of the shares of common stock issued and outstanding immediately following the Conversion. As of the open of business on June 3, 2019, the common stock commenced trading on the NYSE under the ticker symbol "HCR."  Under the certificate of incorporation of the Company that was entered into at the effective time of Conversion, the Company has authority to issue a total of 600,000,000 shares, of which 500,000,000 are designated as common stock, par value $0.01 per share and 100,000,000 are designated as preferred stock, par value $0.01 per share.
Equity Issuances
On May 7, 2019, the Company issued 695,606 common units as additional consideration for the Proppant Logistics acquisition.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Stock Repurchase Program
On June 8, 2019, the Company's board of directors approved a new stock repurchase program of up to $25,000, effective immediately and authorized through June 30, 2020. The new stock repurchase program superseded our previous unit buyback program, which was terminated upon the Conversion on May 31, 2019. The stock repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice.
The following table presents information with respect to repurchases of common shares made by the Company during the periods presented, which were retired upon repurchase:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Number of shares purchased	1,177,731	—	1,177,731	753,090
Average price paid per share including commission	$2.67	$—	$2.67	$12.52
Total cost	$3,151	$—	$3,151	$9,426

As of June 30, 2019, the Company has repurchased a total of 1,177,731 common shares under the new stock repurchase program for a total cost of $3,151, with $21,849 remaining under its approved stock repurchase program.
Equity Distribution Agreement
On January 4, 2017, the Company entered into an equity distribution program with certain financial institutions (each, a "Manager") under which we were permitted to sell, from time to time, through or to the Managers, common units up to an aggregate gross sales price of $50,000. Upon the Conversion on May 31, 2019, the equity distribution agreement was terminated. The Company did not issue any common units pursuant to the equity distribution program.
Allocations of Net Income
Prior to the Sponsor Contribution, the partnership agreement that governed Hi-Crush prior to the Conversion (the "partnership agreement") contained provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specified that items of income and loss shall be allocated among the partners in accordance with their respective percentage ownership interest. Normal allocations according to percentage interests were made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the sponsor for the periods applicable prior to the Sponsor Contribution. Upon the Conversion on May 31, 2019, the partnership agreement was terminated.
During the three and six months ended June 30, 2018, prior to the Sponsor Contribution, no income was allocated to the holder of our incentive distribution rights.
Distributions, Incentive Distribution Rights and Dividends
Prior to the Conversion, the partnership agreement set forth the calculation to be used to determine the amount of cash distributions that our limited partner unitholders and the holder of our incentive distribution rights received prior to the Sponsor Contribution. The incentive distribution rights were held by the sponsor and were canceled and extinguished on October 21, 2018 in connection with the Sponsor Contribution. Upon the Conversion on May 31, 2019, the partnership agreement was terminated.
On January 7, 2019, we announced the decision of the board of directors to suspend the quarterly distribution to common unitholders.
The Company has not yet adopted a policy regarding payment of dividends. Dividends may be declared from time to time by the board of directors out of funds legally available for dividend payments. Any dividend policy adopted may be amended, revoked or suspended at any time, and while any dividend policy is in place, the actual amount of dividends on the common stock will depend on many factors, including the Company’s financial condition and results of operations, liquidity requirements, market opportunities, capital requirements, legal, regulatory and contractual constraints, tax laws and other factors.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Our most recent distributions, prior to the Conversion, were as follows:

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

Recast Equity Transactions
During the three and six months ended June 30, 2018, the sponsor paid cash distributions of $662 and $25,500 to its members. Such transactions are reflected within the non-controlling interest section of the Consolidated Statement of Partners' Capital.

12. Earnings Per Share
Basic earnings per share of common stock is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing the net income or loss by the sum of the weighted average number of shares of common stock outstanding during the period, plus the potential dilutive effects of stock awards outstanding during the period calculated in accordance with the treasury stock method.
Diluted earnings per share excludes any dilutive stock awards granted (see Note 13 - Stock-Based Compensation) if their effect is anti-dilutive. During the three and six months ended June 30, 2019, the Company incurred a net loss and, as a result, all 2,512,258 stock awards granted and outstanding were excluded from the diluted earnings per share calculation. Diluted earnings per unit for the three and six months ended June 30, 2018 includes the dilutive effect of all 1,337,249 stock awards, granted and outstanding at the assumed number of shares which would have vested if the performance period had ended on June 30, 2018.
The following tables provide a reconciliation of net loss and the basic and diluted, weighted average common shares outstanding for purposes of computing loss per share for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Net loss	$(117,484)	$(123,691)

Basic weighted average common shares outstanding	101,312,754	101,165,914
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	101,312,754	101,165,914

Loss per share - basic	$(1.16)	$(1.22)
Loss per share - diluted	$(1.16)	$(1.22)

Prior to the Sponsor Contribution, for purposes of calculating the Company’s earnings per unit under the two-class method, common units were treated as participating preferred units and the incentive distribution rights were treated as participating securities.
Each period, the Company determined the amount of cash available for distributions in accordance with the partnership agreement. The amount to be distributed to limited partner unitholders and incentive distribution rights holder was subject to the distribution waterfall in the partnership agreement for the periods applicable prior to the Sponsor Contribution. Net earnings or loss for the period were allocated to each class of partnership interest based on the distributions to be made.
As described in Note 1, the Company's historical financial information has been recast to combine the sponsor and general partner for all periods presented. The amounts of incremental losses recast to periods prior to the Sponsor Contribution were excluded from the calculation of earnings per limited partner unit.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The following tables provide a reconciliation of net income, the assumed allocation of net income and the basic and diluted, weighted average limited partner units outstanding under the two-class method for purposes of computing earnings per limited partner unit for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$7,554	$66,294	$73,848
Assumed allocation of distribution in excess of earnings	—	(6,892)	(6,892)
Add back recast losses attributable to the sponsor and general partner	—	1,052	1,052
Assumed allocation of net income	$7,554	$60,454	$68,008

Basic weighted average common units outstanding		88,392,179
Potentially dilutive common units		1,337,249
Diluted weighted average common units outstanding		89,729,428

Earnings per limited partner unit - basic		$0.68
Earnings per limited partner unit - diluted		$0.67

	Six Months Ended June 30, 2018
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$7,554	$86,182	$93,736
Assumed allocation of earnings in excess of distributions	(2,262)	28,913	26,651
Add back recast losses attributable to the sponsor and general partner	—	1,570	1,570
Assumed allocation of net income	$5,292	$116,665	$121,957

Basic weighted average common units outstanding		88,629,958
Potentially dilutive common units		1,337,249
Diluted weighted average common units outstanding		89,967,207

Earnings per limited partner unit - basic		$1.32
Earnings per limited partner unit - diluted		$1.30

13. Stock-Based Compensation
Hi-Crush Inc. Long Term Incentive Plan
On May 31, 2019, in connection with the Conversion, the board of directors approved the Hi-Crush Inc. Long Term Incentive Plan (the "Plan") for the benefit of employees, directors and other service providers of the Company and its affiliates. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards. The Plan has 8,731,053 shares of common stock reserved for issuance pursuant to awards under the Plan, which includes shares allocable to the phantom unit awards that were outstanding under the Hi-Crush Partners LP First Amended and Restated Long-Term Incentive Plan (the "HCLP Plan") and were converted into awards of Performance Share Units ("PSUs") and Restricted Stock Units ("RSUs"), as applicable, under the Plan, effective at the time of the Conversion. The Plan is administered by the board of directors or a committee thereof.
The HCLP Plan was terminated effective at the time of the Conversion, and all units previously registered by the Company with respect to that plan have been deregistered with the SEC.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Performance Share Units
Pursuant to the Plan, the Company awards PSUs to certain employees. The Company previously awarded performance phantom units under the HCLP Plan to certain employees, which were converted into PSUs under the Plan in connection with the Conversion. The number of PSUs that will vest will range from 0% to 200% of the number of initially granted PSUs and is dependent on the Company's total shareholder return over a three-year performance period compared to the total shareholder return of a designated peer group. Each PSU represents the right to receive, upon vesting, one share of common stock in the Company. The PSUs are also entitled to forfeitable dividend equivalent rights ("DERs"), which accumulate during the performance period and are paid in cash on the date of settlement. The fair value of each PSU is estimated using a fair value approach and is amortized into compensation expense, reduced for an estimate of expected forfeitures, over the period of service corresponding with the vesting period. Expected volatility is based on the historical market performance of our peer group.
The following table presents information relative to our PSUs:

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2018	747,920	$5.93
Vested	(97,865)	$16.01
Forfeited	(82,801)	$4.44
Outstanding at June 30, 2019	567,254	$4.31

As of June 30, 2019, total compensation expense not yet recognized related to unvested PSUs was $1,586, with a weighted average remaining service period of 1.9 years.
Restricted Stock Units
Pursuant to the Plan, the Company awards RSUs to certain employees which automatically vest if the employee remains employed at the end of the vesting period. The Company previously awarded time-based phantom units under the HCLP Plan to certain employees, which were converted into RSUs under the Plan in connection with the Conversion. Vesting generally occurs over a three-year period subject to either cliff or graded vesting. Each RSU represents the right to receive, upon vesting, one share of common stock in the Company. The RSUs are also entitled to forfeitable DERs, which accumulate during the vesting period and are paid in cash on the date of settlement. The fair value of each RSU is calculated based on the grant-date stock price and is amortized into compensation expense, reduced for an estimate of expected forfeitures, over the period of service corresponding with the vesting period.
The following table presents information relative to our RSUs:

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2018	1,642,218	$8.07
Vested	(80,345)	$9.73
Granted	538,968	$3.08
Forfeited	(155,837)	$5.37
Outstanding at June 30, 2019	1,945,004	$6.56

As of June 30, 2019, total compensation expense not yet recognized related to unvested RSUs was $7,153, with a weighted average remaining service period of 2.0 years.
Director Stock Grants
The Company issued 62,184 and 36,109 shares of common stock to certain of its directors during the six months ended June 30, 2019 and 2018, respectively.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Unit Purchase Program
The Company maintained the Second 2017 Unit Purchase Program (the "Second 2017 UPP"), which provided participating employees and members of our general partner's board of directors the opportunity to purchase common units of the Company at a discount.
On September 14, 2017, the offering period under the Second 2017 UPP commenced, with a 15% discount of the fair value of our common units on the applicable election date and a purchase date of November 15, 2018. On September 14, 2017, the Company calculated the fair value of the discount, which was recognized as unit compensation expense on a straight-line basis during the offering period.  The offering period under the Second 2017 UPP ended on November 15, 2018, at which time the purchase date price was less than the Election Price. As a result, all contributions were returned to the participants and no common units were purchased under the Second 2017 UPP.
Compensation Expense
The following table presents total stock-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Performance Share Units	$277	$342	$536	$685
Restricted Stock Units	1,566	1,250	2,823	2,489
Director stock grants	61	118	123	237
Unit Purchase Program	—	100	—	200
Total compensation expense	$1,904	$1,810	$3,482	$3,611

14. Revenues
The Company recognizes revenue at the point in time control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
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
Disaggregation of Revenues
The following table presents our revenues disaggregated by contractual relationships:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales to contract customers	$87,226	$186,946	$167,290	$351,013
Spot sales	38,658	25,757	73,685	53,174
Frac sand sales revenues	125,884	212,703	240,975	404,187
Other revenues	52,117	35,817	96,936	62,446
Total revenues	$178,001	$248,520	$337,911	$466,633

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

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
Deferred Revenues
As of June 30, 2019, the Company has recorded a total liability of $31,907 for prepayments of future deliveries of frac sand and silo equipment. Some prepayments are refundable in the event that the Company is unable to meet the minimum requirements under certain contracts. We expect to recognize these revenues over the next 1.2 years.
The following table reflects the changes in our contract liabilities, which we classify as deferred revenues:

Balance at December 31, 2018	$29,785
Collection of prepayments	8,750
Revenues recognized	(6,772)
Customer prepayments acquired in business acquisitions	90
Impact of foreign currency translation	54
Balance at June 30, 2019	$31,907

15. Related Party Transactions
The following table summarizes our related party transactions from our equity method investment (see Note 8 - Equity Method Investments) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues - related parties	$97	$—	$105	$—
Cost of goods sold - related parties (a)	$2,024	$1,163	$4,025	$2,089
Equipment purchases - related parties (b)	$—	$967	$1,389	$1,617

(a)	The Company incurs lease expense for the use of PropX equipment.

(b)	The Company purchases equipment from PropX, which is reflected in property, plant and equipment on our Condensed Consolidated Balance Sheet.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The following table summarizes our related party balance sheet components from our equity method investments at the dates indicated:

	June 30, 2019	December 31, 2018
Accounts receivable - related parties	$30	$—
Accounts payable - related parties	$—	$1,070

Current portion of operating lease liabilities - related parties (a)	$9,180	$—
Operating lease liabilities - related parties (a)	11,289	—
	$20,469	$—

(a)	During the first quarter of 2019, the Company made a lease prepayment of $3,739 for the use of PropX equipment during the first half of 2019.
During the three and six months ended June 30, 2018, the Company engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company (collectively, the "Alston Companies"), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Company. The sister of Mr. Alston, who was a director of the general partner until October 21, 2018, has an ownership interest in the Alston Companies. The Company has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Company that he received no compensation from the Alston Companies related to these transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with our unaudited condensed financial statements and related notes in Item 1. "Financial Statements" contained herein and our audited financial statements as of December 31, 2018, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") on February 20, 2019. The information provided below supplements, but does not form part of, our unaudited condensed financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. See "Forward-Looking Statements" in this Quarterly Report on Form 10-Q. All amounts are presented in thousands except acreage, tonnage and per share data, or where otherwise noted.
Overview
We are a fully-integrated, strategic provider of technology and logistics solutions to the North American petroleum industry. Our integrated suite of offerings, including software, range of equipment solutions for wellsite storage and delivery of proppant, owned and operated terminals, and frac sand mining facilities, as well as third party sourcing for proppant, provides mine-to-wellsite logistics solutions in all major oil and gas basins in the United States.
On May 31, 2019, the Company completed its conversion (the "Conversion") from a Delaware limited partnership named Hi-Crush Partners LP to a Delaware corporation named Hi-Crush Inc. As a result of and at the effective date of the Conversion, each common unit representing limited partnership interests in Hi-Crush Partners LP ("common units") issued and outstanding immediately prior to the Conversion was automatically converted into one share of common stock, par value $0.01 per share, of Hi-Crush Inc. ("common stock"). As a result of the Conversion, the Company converted from an entity treated as a partnership for U.S. federal income tax purposes to an entity treated as a corporation for U.S. federal income tax purposes. As of the open of business on June 3, 2019, the common stock commenced trading on the NYSE under the ticker symbol "HCR."
The Company was formed in 2012 with the contribution of the Wyeville facility from our former sponsor, Hi-Crush Proppants LLC (the "sponsor"). In separate transactions between 2013 and 2017, we acquired all of the equity interests in the Augusta, Blair and Whitehall facilities previously owned by the sponsor. In March 2017, we acquired a 1,226-acre frac sand reserve, located near Kermit, Texas from Permian Basin Sand Company, LLC, upon which we developed our Kermit facilities.
In June 2013, we acquired D&I Silica, LLC, which transformed us into an integrated Northern White frac sand producer, transporter, marketer and distributor. To continue growth in logistics services, in August 2018, the Company completed the acquisition of FB Industries Inc. ("FB Industries"), a company engaged in the engineering, design and marketing of silo-based frac sand management systems, and, in January 2019, the Company acquired BulkTracer Holdings LLC, the owner of a logistics software system, PropDispatch. Additionally, in May 2019, we completed the acquisition of Proppant Logistics LLC ("Proppant Logistics"), which owns Pronghorn Logistics, LLC ("Pronghorn"), a leading provider of end-to-end proppant logistics services.
In October 2018, the Company entered into a contribution agreement with the sponsor pursuant to which the Company acquired all of the then outstanding membership interests in the sponsor and the non-economic general partner interest to Hi-Crush GP LLC in the Company.
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

The following table provides a summary of our production facilities as of June 30, 2019 and our proven reserves as of December 31, 2018:

Mine/Plant Name	Mine/Plant Location	In-Service Date	Area (in acres)	Annual Capacity	Proven Reserves (in thousands of tons)
Wyeville facility (a)	Wyeville, WI	June 2011	971	2,700,000	72,094
Augusta facility (b)	Augusta, WI	June 2012	1,187	2,860,000	42,135
Whitehall facility (c)	Whitehall, WI	September 2014	1,626	2,860,000	85,205
Blair facility	Blair, WI	March 2016	1,285	2,860,000	112,169
Kermit facilities	Kermit, TX	July 2017 / December 2018	1,226	6,000,000	100,044

(a)	In March 2019, the Company completed its 850,000 tons per year expansion of Wyeville, increasing the annual processing capacity to 2,700,000 tons of frac sand.

(b)	The Augusta facility was temporarily idled in January 2019.

(c)	In September 2018, the Company temporarily idled dry plant operations at the Whitehall facility and resumed production in January 2019.
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
Terminal Facilities
As of June 30, 2019, we own or operate 11 terminal locations throughout Pennsylvania, Ohio, Texas, Colorado and New York, of which four are idled and seven are capable of accommodating unit trains. Our terminals include approximately 135,000 tons of rail storage capacity and approximately 140,000 tons of silo storage capacity. We seek to increase the number of terminals we operate and expand our geographic footprint, allowing us to further enhance our customer service and putting us in a stronger position to take advantage of opportunistic short-term pricing agreements.
Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of June 30, 2019, we leased or owned 4,947 railcars used to transport sand from origin to destination and managed a fleet of 990 additional railcars dedicated to our facilities by our customers or the Class I railroads.
Logistics and Wellsite Operations
Our logistics and wellsite operations, named Pronghorn Energy Services, utilize silo systems and/or containers, and maintain strict proppant quality control from the mine to the blender. We handle the full spectrum of logistics management with our fully-integrated solution, from railcar fleet management, truck dispatching and dedicated wellsite operations, which structurally reduces costs for customers by eliminating inefficiencies throughout the proppant delivery process.
As of June 30, 2019, we owned 40 PropBeast conveyors, leased 2,624 containers from PropX, owned 9 Atlas topfill conveyors and owned 35 silo systems, which consists of a 6-pack of silos, a conveyor for transporting sand from the silos to the blender hopper and trailers used to transport the silos.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts. As of July 1, 2019, the average remaining contract term of our long-term contracts was 1.7 years with remaining terms ranging from 6 to 66 months. Each contract defines the minimum volume of frac sand that the customer is required to purchase, the volume that we are required to make available, the technical specifications of the product and the price per ton. Our contracts for sand sourced from our Wisconsin facilities are periodically negotiated to generally be reflective of market conditions and prices. Our contracts for sand sourced from our Kermit facilities are generally fixed price for the life of the contract. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. Delivery of sand to our customers may occur at the production facility, rail origin, terminal or wellsite.

We generate other revenues through the performance of our logistics and wellsite operations and services, which includes transportation, equipment rental, and labor services, and through activities performed at our in-basin terminals, including transloading sand for counterparties, and lease of storage space and other services performed on behalf of our customers.
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
Logistics Costs
The principal expenses involved in distribution of processed sand are rail freight and fuel surcharges, railcar lease expense, and trucking charges. These logistics costs are capitalized as a component of finished goods inventory held in-basin and are reflected in cost of goods sold when the inventory is eventually sold at an in-basin distribution terminal or at the wellsite. Other logistics cost components, including terminal transload fees, storage fees, and terminal operational costs, such as labor and facility rent, are charged to costs of goods sold in the period in which they are incurred. We utilize multiple railroads to transport our sand and such transportation costs are typically negotiated through long-term working relationships.
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

How We Evaluate Our Operations
We utilize various financial and operational measures to evaluate our operations. Management measures the performance of the Company through performance indicators, including gross profit, sales volumes, sales price per ton, earnings before interest, taxes, depreciation and amortization ("EBITDA"), Adjusted EBITDA and free cash flow.
Gross Profit
We use gross profit, which we define as revenues less costs of goods sold and depreciation, depletion and amortization, to measure our financial performance. We believe gross profit is a meaningful measure because it provides a measure of profitability and operating performance based on the historical cost basis of our assets and it is a key metric used by management to evaluate our results of operations.
EBITDA and Adjusted EBITDA
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus; (i) depreciation, depletion and amortization; (ii) interest expense, net of interest income; and (iii) income tax expense. We define Adjusted EBITDA as EBITDA, plus; (i) non-cash impairments of long-lived assets and goodwill; (ii) change in estimated fair value of contingent consideration; (iii) earnings (loss) from equity method investments; (iv) gain on remeasurement of equity method investments; (v) loss on extinguishment of debt; and (vi) non-recurring business development costs and other items. EBITDA and Adjusted EBITDA are supplemental measures utilized by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.
Free Cash Flow
We define free cash flow as net cash provided by operating activities less maintenance and growth capital expenditures. Free cash flow is a supplemental measure utilized by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess our ability to generate cash from operations for mandatory obligations, including debt repayment, and discretionary investment opportunities.
Note Regarding Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA and free cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA, Adjusted EBITDA or free cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA, Adjusted EBITDA and free cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$(117,484)	$66,956	$(123,691)	$120,387
Depreciation and depletion expense	14,237	10,598	25,737	18,501
Amortization expense	1,522	420	2,970	841
Interest expense	11,806	3,722	22,396	7,195
Income tax expense	116,407	—	116,407	—
EBITDA	26,488	81,696	43,819	146,924
Change in estimated fair value of contingent consideration	(672)	—	(672)	—
Earnings from equity method investments	(1,284)	(1,144)	(2,400)	(2,310)
Gain on remeasurement of equity method investment	(3,612)	—	(3,612)	—
Non-recurring business development costs and other items (a)	3,135	1,084	4,144	1,084
Adjusted EBITDA	$24,055	$81,636	$41,279	$145,698

(a)
Non-recurring business development costs and other items for the three and six months ended June 30, 2019, are primarily associated with the Conversion and business acquisitions. Non-recurring business development costs and other items for the three and six months ended June 30, 2018, are primarily associated with lease termination fees and expenses associated with the relocation of our corporate offices, following displacement from Hurricane Harvey and business development and legal costs.

The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Net cash provided by operating activities	$17,582	$8,975
Less: Maintenance capital expenditures	(3,717)	(7,723)
Less: Growth capital expenditures (a)	(8,089)	(19,167)
Free cash flow	$5,776	$(17,915)

(a)
We have excluded growth capital expenditures of $5,840 and $31,045 spent during the three and six months ended June 30, 2019, respectively, related to construction projects associated with completion of our second Kermit facility and expansion at our Wyeville facility, both of which were fully-funded in 2018. All other growth capital expenditures related to investments in our logistics and wellsite operations are included in the above.

Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows may not be comparable between periods for the following reasons:

•
On August 1, 2018, we completed the acquisition of FB Industries Inc. On August 1, 2018, the Company purchased FB Industries, a company engaged in the engineering, design and marketing of silo-based frac sand management systems. Accordingly, our financial statements reflect increased sales of equipment, costs of goods sold, related operating costs and general and administrative expenses associated with the FB Industries operations during the six months ended June 30, 2019.

•
We commenced operations at our second Kermit production facility in December 2018. The Kermit 2 facility commenced operations and sales of frac sand at the end of 2018, which contributed to an increase in in-basin sand volumes produced and delivered during the six months ended June 30, 2019 as compared to the same period of 2018.

•
Our Augusta production facility was temporarily idled in January 2019. In January 2019, we temporarily idled our Augusta facility which contributed to a decrease in volumes produced and delivered during the six months ended June 30, 2019 as compared to the same period of 2018.

Market Conditions
The demand for frac sand and related logistics services throughout 2019 and into 2020 remains uncertain as exploration and production companies ("E&Ps") remain focused on capital discipline. As a result of this focus, we do not anticipate improving activity in the latter half of 2019, even as E&Ps focus a larger share of their capital budgets on completions and potentially reducing the number of drilled but uncompleted wells. Market experts forecast that well completion activity will decline during the third quarter of 2019, with a more significant decline in the fourth quarter of 2019, driven by E&P capex budget exhaustion and other seasonal factors.
Frac sand logistics and wellsite management services remain a critical component of the overall frac sand supply chain. Demand for these services mirrors that of frac sand. New competitors and solutions have entered the market on the supply side of logistics and wellsite management services, principally replacing first generation frac sand storage equipment, along with the less efficient delivery mechanisms represented by pneumatic trucking. While competition for logistics and wellsite management services does exist in the form of equipment suppliers or service providers, pricing for equipment and services has remained stable, as customers remain focused on reliable and cost-efficient delivery systems, wellsite storage solutions, and sand supply.
Industry experts currently estimate 2019 total annual frac sand demand will be approximately 110 million tons, flat with 2018 total annual demand, but a significant increase over historical levels. Demand for frac sand reduced significantly during the latter part of 2018 as commodity prices and well completion activity declined, followed by a partial recovery in demand throughout the first half of 2019 as commodity prices and well completion activity improved. While most experts believe annual frac sand demand in 2020 will exceed 2019 demand levels, the pace and timing of improvement remains uncertain.
Nameplate and available frac sand capacity continue to exceed near-term demand. While capacity is being rationalized through reduced hours of operations as well as idling or permanent shutdown of both in-basin and Northern White production facilities, oversupply of sand persists. Over the intermediate and long-term, we believe frac sand facilities producing Northern White or in-basin sand at a higher cost will remain idled or permanently shut down due to unprofitable production economics. At this time it is not possible to determine if additional facilities will be idled or shut down, or the exact timeframe in which such actions would be taken. Further, we do not expect any new-build or expansion capacity is being contemplated by the industry at this time and all new capacity added in 2017 and 2018 has been completed and fully ramped to meet customer demand.
This oversupply has resulted in a significant reduction in pricing for Northern White and in-basin sand. Pricing weakness continued in the first quarter of 2019, but stabilized and improved somewhat exiting the first quarter, and remained roughly flat in the second quarter of 2019. Even with continued demand growth, combined with further idling and shutdowns of capacity, we do not anticipate significant price improvement for Northern White or in-basin sand in 2019.
The following table presents sales, volume and pricing comparisons for the second quarter of 2019, as compared to the first quarter of 2019:

	Three Months Ended
	June 30,	March 31,		Percentage
	2019	2019	Change	Change
Frac sand sales revenues	$125,884	$115,091	$10,793	9%
Other revenues	$52,117	$44,819	$7,298	16%
Tons sold	2,662,086	2,411,262	250,824	10%
Average price per ton sold	$47	$48	$(1)	(2)%
Revenues generated from the sale of frac sand increased by 9% from the first quarter of 2019. The volumes sold increased 10% compared to the first quarter of 2019, primarily driven by a 21% increase in Northern White volumes.  Average sales price of $47 per ton for the second quarter of 2019 was largely unchanged compared to $48 per ton in the first quarter of 2019.
Other revenues are related to logistics and wellsite operations and equipment sales. The 16% increase in other revenues over the first quarter of 2019 was due primarily to higher sand volumes and related logistics services, including the acquisition of Proppant Logistics in May 2019. Volumes sold through our logistics and wellsite operations increased by 28% from the first quarter of 2019, while total truck load volume increased 36% in the same time period.

Results of Operations
The following table presents revenues and expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$178,001	$248,520	$337,911	$466,633
Costs of goods sold:
Production costs	29,938	42,086	61,356	85,598
Logistics costs	110,260	112,445	204,664	210,916
Other costs of sales	1,074	—	5,774	—
Depreciation, depletion and amortization	14,062	10,482	25,334	18,281
Gross profit	22,667	83,507	40,783	151,838
Operating costs and expenses	16,834	13,973	31,683	26,566
Income from operations	5,833	69,534	9,100	125,272
Other income (expense):
Earnings from equity method investments	1,284	1,144	2,400	2,310
Gain on remeasurement of equity method investment	3,612	—	3,612	—
Interest expense	(11,806)	(3,722)	(22,396)	(7,195)
Income (loss) before income tax	(1,077)	66,956	(7,284)	120,387
Income tax expense	116,407	—	116,407	—
Net income (loss)	$(117,484)	$66,956	$(123,691)	$120,387
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenues
The following table presents sales, volume and pricing comparisons for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018:

	Three Months Ended
	June 30,			Percentage
	2019	2018	Change	Change
Frac sand sales revenues	$125,884	$212,703	$(86,819)	(41)%
Other revenues	$52,117	$35,817	$16,300	46%
Tons sold	2,662,086	3,037,504	(375,418)	(12)%
Average price per ton sold	$47	$70	$(23)	(33)%
Revenues generated from the sale of frac sand were $125,884 and $212,703 for the three months ended June 30, 2019 and 2018, respectively, during which we sold 2,662,086 and 3,037,504 tons of frac sand, respectively. The volume decrease is primarily driven by an increase in the available supply of locally produced in-basin sand, particularly in the Permian Basin, which has resulted in reduced levels of demand for Northern White sand. Offsetting the decreased Northern White volumes sold was a 36% increase in volumes produced and sold from the in-basin Kermit facilities. Average sales price per ton was $47 and $70 for the three months ended June 30, 2019 and 2018, respectively, with the decrease generally being attributable to the increased percentage of our total volumes coming from our in-basin Kermit facilities as 40% of volumes sold for the three months ended June 30, 2019 compared to 27% of volumes sold from our Kermit facility for the same period in 2018.
Other revenues related to our integrated logistics and wellsite operations and services performed at our in-basin terminals was $51,133 and $35,817 for the three months ended June 30, 2019 and 2018, respectively. Other revenues generated from the sales of silo and related logistics equipment was $984 for the three months ended June 30, 2019. The increase in total other revenues is a direct result of year-over-year increased use of our integrated logistics and wellsite services, including the acquisition of FB Industries in August 2018 and Proppant Logistics in May 2019.

Costs of Goods Sold – Production Costs
We incurred production costs of $29,938 and $42,086 for the three months ended June 30, 2019 and 2018, respectively. The decrease in production costs between the comparable periods was driven by an overall 11% decline in tons produced and delivered from our production facilities, but more specifically, the mix of where the volumes were produced.  In the comparable periods, volumes produced and delivered from our Wisconsin facilities declined 28%, primarily due to idling of the Augusta facility as a result of the displacement of Northern White sand in the Permian Basin, while quarterly volumes produced at our in-basin production facilities increased 36%, primarily due to the completion of our second Kermit facility in December 2018.  The costs of production at our in-basin Kermit facilities are generally lower than the average production costs of our Wisconsin facilities. For the three months ended June 30, 2019 and 2018, we purchased $437 and $5,698, respectively, of sand and other proppants from third party suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $110,260 and $112,445 for the three months ended June 30, 2019 and 2018, respectively. Despite logistics costs remaining relatively flat, the underlying make-up of these costs reflects the change which has taken place in our industry over the past twelve months, as in the comparable periods volumes sold through our in-basin terminal network decreased 18%, resulting in a 23% decrease in associated rail freight costs. The higher percentage decrease in rail freight costs than total in-basin sand sales reflects the continued displacement of Northern White sand from the Permian Basin, which generally has higher freight rates from our Wisconsin production facilities than tariffs to other basins.  During the three months ended June 30, 2019, 17% of Northern White sand sold via in-basin terminals occurred in the Permian Basin as compared to 40% for the same period in 2018. This decrease in freight costs was offset by a 23% increase in volumes sold through our logistics and wellsite operations in the comparable periods, which resulted in increased trucking costs, coupled with additional headcount and staffing for those operations, and increased levels of repairs and maintenance on last mile equipment.
Costs of Goods Sold – Other Costs of Sales
We incurred $1,074 of other costs of sales in the three months ended June 30, 2019, primarily related to the costs of manufacturing, assembling and delivery of silo systems, conveyors and other equipment sold to our customers, subsequent to the acquisition of FB Industries in August 2018.
Costs of Goods Sold – Depreciation, Depletion and Amortization
For the three months ended June 30, 2019 and 2018, we incurred $14,062 and $10,482, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation. The increase was primarily attributable to increased mining and depletion of our in-basin reserves upon completion of our second Kermit facility in December 2018, with production volumes up 36% in the comparable periods. Also contributing to the increase was depreciation on last mile equipment acquired during the second half of 2018, primarily from the acquisition of FB Industries.
Gross Profit
Gross profit was $22,667 and $83,507 for the three months ended June 30, 2019 and 2018, respectively. Gross profit percentage decreased to 12.7% in the second quarter of 2019 from 33.6% in the second quarter of 2018. The decline was primarily driven by decreased prices during the 2019 period compared to 2018, as increased sand supply over the past twelve months, rising from the influx of in-basin production, specifically in the Permian Basin, drove down the price of proppant in basins across the U.S.
Operating Costs and Expenses
General and administrative expenses was $15,210 and $12,943 for the three months June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019, the Company had $3,135 of non-recurring business development and legal costs primarily associated with the Conversion and business acquisitions. For the three months ended June 30, 2018, the Company had $1,084 of non-recurring business development and legal costs and lease termination costs associated with the relocation of our corporate offices. Absent the non-recurring costs, the general and administrative expenses for the comparable periods in 2019 and 2018 was attributable to increased costs necessitated by growth of the business and an expanded asset base.
Depreciation and amortization was $1,697 and $536 for the three months ended June 30, 2019 and 2018, respectively. The increase was primarily attributable to increased amortization expense associated with intangible assets acquired from FB Industries.
During the three months ended June 30, 2019, the Company recorded an adjustment to the fair value of contingent consideration associated with the FB Industries acquisition in the amount of $672.
During the three months ended June 30, 2019, the Company incurred $469 of other operating expenses, net primarily associated with staffing reductions offset by a gain on the disposal of fixed assets. During the three months ended June 30, 2018, the Company incurred $371 of other operating expenses, net which primarily related to a loss on the disposal of fixed assets.

Earnings from Equity Method Investments
During the three months ended June 30, 2019 and 2018, the Company recognized earnings of $1,284 and $1,144, respectively, from its equity method investments, comprised primarily of our investment in Proppant Express Investments, LLC ("PropX").
Gain on Remeasurement of Equity Method Investment
During the three months ended June 30, 2019, the Company recognized a gain of $3,612 on the remeasurement of our equity method investment in connection with acquiring the remaining 34% ownership interest in Proppant Logistics on May 7, 2019.
Interest Expense
Interest expense was $11,806 and $3,722 for the three months ended June 30, 2019 and 2018, respectively, principally associated with the interest on our Senior Notes in 2019 and our previous term loan in 2018. The increase in interest expense during the 2019 period was primarily driven by the issuance of $450,000 of 9.50% Senior Notes in August 2018 compared to the $199,000 outstanding on the term loan, which carried an interest rate of 6.10% for the same period in 2018.
Income Tax
During the three months ended June 30, 2019, the Company recognized an income tax expense of $116,407, primarily associated with the initial deferred tax liability of $115,488 recorded on May 31, 2019 as a result of the Conversion. Prior to the Conversion, the Company was not subject to income tax.
Net Income (Loss)
Net loss was $117,484 for the three months ended June 30, 2019, compared to net income of $66,956 for the three months ended June 30, 2018.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenues
The following table presents sales, volume and pricing comparisons for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018:

	Six Months Ended
	June 30,			Percentage
	2019	2018	Change	Change
Frac sand sales revenues	$240,975	$404,187	$(163,212)	(40)%
Other revenues	$96,936	$62,446	$34,490	55%
Tons sold	5,073,348	5,655,131	(581,783)	(10)%
Average price per ton sold	$47	$71	$(24)	(34)%
Revenues generated from the sale of frac sand were $240,975 and $404,187 for the six months ended June 30, 2019 and 2018, respectively, during which we sold 5,073,348 and 5,655,131 tons of frac sand, respectively. The volume decrease is primarily driven by an increase in the available supply of locally produced in-basin sand, particularly in the Permian Basin, in the comparable periods, which has resulted in reduced levels of demand for Northern White sand, and led to the idling of the Augusta facility in first quarter of 2019. Offsetting the decreased Northern White volumes sold was a 42% increase in volumes produced and sold from the in-basin Kermit facilities. Average sales price per ton was $47 and $71 for the six months ended June 30, 2019 and 2018, respectively, with the decrease generally being attributable to the increased percentage of our total volumes coming from our in-basin Kermit facilities as 43% of volumes sold for the six months ended June 30, 2019 compared to 28% of volumes sold from our Kermit facility for the same period in 2018.
Other revenues related to our integrated logistics and wellsite operations and services performed at our in-basin terminals was $89,359 and $62,446 for the six months ended June 30, 2019 and 2018, respectively. Other revenues generated from the sales of silo and related logistics equipment was $7,577 for the six months ended June 30, 2019. The increase in total other revenues is a direct result of year-over-year increased use of our integrated logistics and wellsite services, including the acquisition of FB Industries in August 2018 and Proppant Logistics in May 2019.

Costs of Goods Sold – Production Costs
We incurred production costs of $61,356 and $85,598 for the six months ended June 30, 2019 and 2018, respectively. The decrease in production costs between the comparable periods was driven by an overall 10% decline in tons produced and delivered from our production facilities, but more specifically, the mix of where the volumes were produced.  In the comparable periods, volumes produced and delivered from our Wisconsin facilities declined 30%, primarily due to idling of the Augusta facility as a result of the displacement of Northern White sand in the Permian Basin, while volumes produced at our in-basin production facilities increased 42%, primarily due to the completion of our second Kermit facility in December 2018.  The costs of production at our in-basin Kermit facilities are generally lower than the average production costs of our Wisconsin facilities. For the six months ended June 30, 2019 and 2018, we purchased $2,301 and $11,813, respectively, of sand and other proppants from third-party suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $204,664 and $210,916 for the six months ended June 30, 2019 and 2018, respectively. Despite logistics costs remaining relatively flat, the underlying make-up of these costs reflects the change which has taken place in our industry over the past twelve months, as in the comparable periods volumes sold through our in-basin terminal network decreased 23% during the six months ended June 30, 2019, resulting in a decrease in rail freight costs. The higher percentage decrease in rail freight costs than total in-basin sand sales reflects the continued displacement of Northern White sand from the Permian Basin, which generally has higher freight rates from our Wisconsin production facilities than tariffs to other basins.  This decrease in freight costs was offset by higher trucking costs from the growth of our logistics and wellsite operations in the comparable periods, coupled with additional headcount and staffing for those operations, and increased levels of repairs and maintenance on last mile equipment.
Costs of Goods Sold - Other Costs of Sales
We incurred $5,774 of other costs of sales in the six months ended June 30, 2019, primarily related to the costs of manufacturing, assembling and delivery of silo systems, conveyors and other equipment sold to our customers, subsequent to the acquisition of FB Industries in August 2018.
Costs of Goods Sold – Depreciation, Depletion and Amortization
For the six months ended June 30, 2019 and 2018, we incurred $25,334 and $18,281, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation. The increase was primarily attributable to increased mining and depletion of our in-basin reserves upon completion of our second Kermit facility in December 2018, with production volumes up 42% in the comparable periods.  Also contributing to the increase was depreciation on last mile equipment acquired during the second half of 2018, primarily from the acquisition of FB Industries.
Gross Profit
Gross profit was $40,783 and $151,838 for the six months ended June 30, 2019 and 2018, respectively. Gross profit percentage decreased to 12.1% in the first half of 2019 from 32.5% in the first half of 2018. The decline was primarily driven by decreased prices and volumes during the 2019 period compared to 2018 as increased sand supply from the proliferation of in-basin production, specifically in the Permian Basin has driven down the price of proppant in basins across the U.S.
Operating Costs and Expenses
General and administrative expenses was $27,823 and $23,886 for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, the Company had $4,144 of non-recurring business development and legal costs primarily associated with the Conversion and business acquisitions. For the six months ended June 30, 2018, the Company had $1,084 of non-recurring business development and legal costs and lease termination costs associated with the relocation of our corporate offices. Absent the non-recurring costs, the general and administrative expenses for the comparable periods in 2019 and 2018 was attributable to increased costs necessitated by growth of the business and an expanded asset base.
Depreciation and amortization was $3,373 and $1,061 for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily attributable to increased amortization expense associated with intangible assets acquired from FB Industries.
During the six months ended June 30, 2019, the Company recorded an adjustment to the fair value of contingent consideration associated with the FB Industries acquisition in the amount of $672.
During the six months ended June 30, 2019, the Company incurred $900 of other operating expenses, net primarily associated with staffing reductions. During the six months ended June 30, 2018, the Company incurred $1,370 of other operating expenses, net which primarily related to the settlement of a contract dispute.
Earnings from Equity Method Investments
During the six months ended June 30, 2019 and 2018, the Company recognized earnings of $2,400 and $2,310, respectively, from its equity method investments, comprised primarily of our investment in PropX.

Gain on Remeasurement of Equity Method Investment
During the six months ended June 30, 2019, the Company recognized a gain of $3,612 on the remeasurement of our equity method investment in connection with acquiring the remaining 34% ownership interest in Proppant Logistics on May 7, 2019.
Interest Expense
Interest expense was $22,396 and $7,195 for the six months ended June 30, 2019 and 2018, respectively, principally associated with the interest on our Senior Notes in 2019 and our previous term loan in 2018. The increase in interest expense during the 2019 period was driven by the issuance of $450,000 of 9.50% Senior Notes in August 2018 compared to the $199,000 outstanding on the term loan, which carried an interest rate of 6.10% for the same period in 2018.
Income Tax
During the six months ended June 30, 2019, the Company recognized an income tax expense of $116,407, primarily associated with the initial deferred tax liability of $115,488 recorded on May 31, 2019 as a result of the Conversion. Prior to the Conversion, the Company was not subject to income tax.
Net Income (Loss)
Net loss was $123,691 for the six months ended June 30, 2019, compared to net income of $120,387 for the six months ended June 30, 2018.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be available cash, cash generated by our operations, and if needed, supplemented by borrowings under our ABL Credit Facility, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and debt service obligations, including interest payments. As of August 2, 2019, our sources of liquidity consisted of $34,940 of available cash and $59,182 pursuant to available borrowings under our ABL Credit Facility ($80,799, net of $21,617 letter of credit commitments).
We expect that our future principal uses of cash will be for capital expenditures, funding debt service obligations and working capital, as well as any repurchases of common stock or debt repurchases.
Senior Notes and ABL Credit Facility
As of August 2, 2019, we have $450,000 of 9.50% Senior Notes which mature on August 1, 2026 and had $59,182 of undrawn borrowing capacity ($80,799, net of $21,617 letter of credit commitments) under our ABL Credit Facility. The ABL Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. As of June 30, 2019, we are in compliance with the covenants contained in the ABL Credit Facility.
Borrowings under our Senior Notes and ABL Credit Facility are secured by substantially all of our assets. In addition, our subsidiaries have guaranteed our obligations under both credit agreements and have granted the lenders security interests in substantially all our their respective assets. For additional information regarding our Senior Notes and ABL Credit Facility, see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.
Credit Ratings
As of August 2, 2019, the credit rating of the Company’s Senior Notes was B3 from Moody’s Investors Service Inc. and B- from Standard and Poor’s.
The credit ratings of the Company’s Senior Notes reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Stock Repurchase Program
On June 8, 2019, the Company's board of directors approved a new stock repurchase program of up to $25,000, effective immediately and authorized through June 30, 2020. The stock repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. As of August 2, 2019, the Company has repurchased a total of 1,177,731 common shares for a total cost of $3,151, with $21,849 remaining under its approved stock repurchase program.
Capital Requirements
Capital expenditures totaled $57,935 during the six months ended June 30, 2019. Maintenance capex for the six months ended June 30, 2019 was $7,723. For the second half of 2019, maintenance capex is expected to range between $6,000 and $8,000.
Growth capex for the six months ended June 30, 2019 was $19,167, primarily related to spending on logistics assets, including new topfill conveyor systems and trailers. For the second half of 2019, growth capex, including upgrades to the current silo systems and the PropDispatch functionality enhancement and development, is expected to range between $10,000 and $15,000.
Carryover growth capex from 2018 for construction projects associated with completion of our second Kermit facility and expansion at our Wyeville facility totaled $31,045. These expansion initiatives were fully-funded in 2018.
Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Company's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Company closely manages, or (3) major structural changes in the Company's asset base or business operations, such as any acquisition, divestitures or organic capital expenditures. As of June 30, 2019, we had a positive working capital balance of $39,141 as compared to a balance of $19,041 at December 31, 2018.
The following table summarizes our working capital as of the dates indicated:

	June 30, 2019	December 31, 2018
Current assets:
Accounts receivable, net	$119,426	$101,029
Inventories	47,240	57,089
Prepaid expenses and other current assets	11,026	13,239
Total current assets	177,692	171,357
Current liabilities:
Accounts payable	51,902	71,039
Accrued and other current liabilities	54,988	61,337
Current portion of deferred revenues	31,661	19,940
Total current liabilities	138,551	152,316
Working capital	$39,141	$19,041
Accounts receivable increased $18,397 during the six months ended June 30, 2019, primarily driven by a 35% increase in volumes sold during the second quarter of 2019 compared to the fourth quarter of 2018, which resulted in increased sand and logistics revenues, as well as the additional accounts receivable acquired with Proppant Logistics.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant, and finished goods sand located at our terminals or at the wellsite. The decrease in our inventory of $9,849 was primarily driven by wintertime depletion of the washed sand stockpiles at our Wisconsin production facilities at June 30, 2019 as compared to December 31, 2018.
Accounts payable and accrued liabilities decreased by $25,486 on a combined basis, resulting primarily from the payment of construction costs related to our second Kermit facility and the expansion of our Wyeville facility.
Current portion of deferred revenues represent prepayments from customers for future deliveries of frac sand to be made within the next twelve months. The increase in deferred revenues was due to the receipt of additional prepayments from customers made during the six months ended June 30, 2019.

The following table provides a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$8,975	$140,723
Investing activities	(61,039)	(43,191)
Financing activities	(9,350)	(76,766)
Cash Flows - Six Months Ended June 30, 2019 and 2018
Operating Activities
Net cash provided by operating activities was $8,975 for the six months ended June 30, 2019, compared to net cash provided by $140,723 for the six months ended June 30, 2018. Operating cash flows include net loss of $123,691 and net income of $120,387 during the six months ended June 30, 2019 and 2018, respectively, adjusted for non-cash operating expenses and the changes in operating assets and liabilities described above. The decrease in cash flows from operations was primarily attributable to decreased sales volumes with decreased average sales pricing, which reduced gross profit margins. Also contributing was a greater build in working capital in the first half of 2019 as compared to the same period of 2018.
Investing Activities
Net cash used in investing activities was $61,039 for the six months ended June 30, 2019, and consisted of $57,935 of capital expenditures, $4,229 of net cash paid for business acquisitions, offset by $1,620 of proceeds from the sale of property, plant and equipment.
Capital expenditures for the six months ended June 30, 2019 consisted of $7,723 of maintenance capex, $19,167 of growth capex primarily related to spending on logistics assets, and $31,045 of 2018 carryover growth capex associated with construction projects associated with completion of our second Kermit facility and expansion at our Wyeville facility.
Net cash used in investing activities was $43,191 for the six months ended June 30, 2018, and consisted of $37,980 of capital expenditures primarily associated with the development of our Kermit 2 facility, various projects at our production facilities and terminals, and equipment purchases for our logistics and wellsite operations and $8,095 of equity method investment capital contributions, offset by $2,884 of proceeds from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $9,350 for the six months ended June 30, 2019, and was comprised primarily of $3,151 of repurchases of common stock under the stock repurchase program, $1,469 repayment of premium financing notes, $3,237 for the repayment of an acquired credit facility and $1,385 of repayments on long-term debt.
Net cash used in financing activities was $76,766 for the six months ended June 30, 2018, and was comprised primarily of $9,426 of repurchases of common units under the unit buyback program, $37,697 of distributions paid to our unitholders, $25,500 of distributions paid to members of the sponsor, $1,183 repayment of premium financing notes and $2,925 of repayments on long-term debt.
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

A discussion of our significant accounting policies is included in Note 2 - Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed with the SEC on February 20, 2019. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, asset retirement obligations, depletion of mineral rights, inventory valuation, valuation of stock-based compensation, valuation of right-of-use asset and lease liabilities, estimated fair value of contingent consideration in the future, the determination of income tax provisions and impairment of long-lived assets, goodwill and intangible assets.
Impairment of Long-lived Assets
Recoverability of investments in property, plant and equipment, and other long-lived assets is evaluated annually, or more often if events or circumstances indicate the impairment of an asset may exist, based on reporting units, which management has defined as the mine and terminal operations and the logistics and wellsite operations. Estimated future undiscounted net cash flows are calculated using estimates, including but not limited to estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors), operating costs and anticipated capital expenditures. Reductions in the carrying value of our investment are only recorded if the undiscounted cash flows are less than our book basis in the applicable assets.
Impairment losses are recognized based on the extent that the remaining investment exceeds the fair value, which is determined based upon the estimated future discounted net cash flows to be generated by the property, plant and equipment and other long-lived assets.
Management’s estimates of future sales prices, recoverable proven and probable reserves and operating and capital costs, among other estimates, are subject to certain risks and uncertainties which may affect the recoverability of our investments in property, plant and equipment and other long-lived assets. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term, which could adversely affect management’s estimate of the net cash flows expected to be generated from its operating assets.
During the second quarter of 2019, we saw a significant decrease in the price of our common stock, which resulted in an overall reduction in our market capitalization, and our recorded net book value exceeded our market capitalization as of June 30, 2019.  We therefore updated our internal business outlook for the Company to consider the current economic environment that affects our operations. We allocated the enterprise fair value to the reporting units and determined that the fair value of our net assets in the logistics and wellsite operations reporting unit exceeded its carrying value and therefore there was no impairment of long-lived assets in the logistics and wellsite operations reporting unit as of June 30, 2019. Utilizing the allocation of the enterprise fair value to the mine and terminal operations reporting unit, we assessed qualitative factors and determined that we could not conclude that it was more likely than not that the fair value of our net assets exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the mine and terminal operations assets as of June 30, 2019, and determined there is sufficient undiscounted cash flows to recover the value of the long-lived assets although the cushion is not significant. Upon completion of the valuation exercise, it was determined that there was no impairment of long-lived assets as of June 30, 2019. We will reevaluate our long-lived assets in the third quarter of 2019.
Goodwill
Goodwill represents the excess purchase over the fair value of net assets acquired in the acquisitions of FB Industries and Proppant Logistics and is allocated to the logistics and wellsite operations reporting unit. We perform our annual assessment of the recoverability of goodwill during the third quarter of each fiscal year, or more often if events or circumstances indicate the impairment of an asset may exist.
During the second quarter of 2019, we saw a significant decrease in the price of our common stock, which resulted in an overall reduction in our market capitalization, and our market capitalization exceeded our recorded net book value as of June 30, 2019.  We therefore updated our internal business outlook for the Company, including the logistics and wellsite operations reporting unit, to consider the current economic environment that affects our operations. As a result, we assessed quantitative factors and determined that the fair value of goodwill exceeded its carrying value and therefore there was no impairment of goodwill as of June 30, 2019.

Income Taxes
As a result of the Conversion completed on May 31, 2019, the Company converted from an entity treated as a partnership for U.S. federal income tax purposes to an entity treated as a corporation for U.S. federal income tax purposes and is therefore subject to U.S. federal, state and local corporate income tax. The Conversion resulted in the Company obtaining a partial step-down in the tax basis of certain assets. On the date of the Conversion, we recorded an estimated net tax expense and estimated net deferred tax liability of $115,488 relating to the Conversion as well as this partial step-down in tax basis. Our overall tax provision is based on, among other things, an estimate of the amount of such partial step-down in tax basis that is derived from an analysis of the basis of our unitholders in their ownership of Hi-Crush common units at December 31, 2018 and estimated asset values at the time of the Conversion. While this information does not completely reflect the actual basis of our unitholders at May 31, 2019, our estimate is based on our best estimate of the individual asset valuations and the most recent unitholder basis information available to us. The amount of partial step-down in tax basis cannot be finally determined until complete trading information with respect to common units of the Company for the five months ended May 31, 2019 becomes available. The Company does not currently expect such information to become available until the first quarter of 2020 and the timing and the availability of this information is not within the Company’s control. Since the unitholder basis information currently available to us does not completely reflect the actual basis of our unitholders at May 31, 2019, the amount of partial step-down in tax basis as finally determined is expected to differ, possibly materially, from the current estimate, which in turn is expected to cause the Company’s income tax provision and effective tax rate under GAAP to differ, possibly to a material extent, from the current estimate described herein. If the amount of the partial step-down in tax basis as finally determined is lower than the current estimate, the Company would record a lower net tax expense and an incrementally lower deferred tax liability, which would have the effect of decreasing the amount of taxes payable by the Company in the future. If the amount of partial step-down in tax basis as finally determined is higher than the current estimate, the Company would record a higher net tax expense and an incrementally higher deferred tax liability, which would have the effect of increasing the amount of taxes payable by the Company in the future.
Excluding day one deferred taxes related to the Conversion and the Company's pre-tax loss for the five months ended May 31, 2019 prior to the Conversion, the consolidated income for the month of June 2019 and the Canadian operations income for the five months ended May 31, 2019 were subject to corporate tax at an estimated effective tax rate of approximately 20%. As such, the effective tax rate differs from the statutory rate primarily due to the following: (i) the tax expense recognized as a result of the partial step-down in tax basis of certain assets as a result of the Conversion as described above, (ii) the tax expense recognized that relates to the post-conversion book income, (iii) state income taxes, (iv) the impact of current year acquisitions, (v) certain compensation charges attributable to the Company that are not deductible for tax purposes, and (vi) certain book expenses that are not deductible for tax purposes.
Prior to the Conversion, the Company was a pass-through entity and was not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes for U.S. federal or certain other state jurisdictions in the accompanying Condensed Consolidated Financial Statements prior to May 31, 2019.

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

•	changes in the price and availability of natural gas or electricity;

•	inability to obtain necessary equipment or replacement parts;

•	changes in the railroad infrastructure, price, capacity and availability, including the potential for rail line disruptions;

•	changes in the road infrastructure, including the potential for trucking and other transportation disruptions;

•	changes in the price and availability of transportation;

•	extensive regulation of trucking services;

•	volatility of fuel prices;

•	availability of or failure of our contractors, partners and service providers to provide services at the agreed-upon levels or times;

•	failure to maintain safe work sites at our facilities or by third parties at their work sites;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards, such as leaks and spills as well as unauthorized discharges of fluids or other pollutants into the surface and subsurface environment;

•	industrial and transportation related accidents;

•	fires, explosions or other accidents;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	difficulty or inability in obtaining, maintaining and renewing permits, including environmental permits or other licenses and approvals such as mining or water rights;

•	facility shutdowns or restrictions in operations in response to environmental regulatory actions including but not limited to actions related to endangered species;

•	systemic design or engineering flaws in the equipment we use to provide logistics services;

•	changes in laws and regulations (or the interpretation or enforcement thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	challenges to or infringement upon our intellectual property rights;

•	labor disputes and disputes with our third-party contractors;

•	inability to attract and retain key personnel;

•	cyber security breaches of our systems and information technology;

•	our ability to borrow funds and access capital markets;

•	changes in the foreign currency exchange rates in the countries that we conduct business;

•	changes in income tax rates, changes in income tax laws or unfavorable resolution of tax matters; and

•	changes in the political environment of the geographical areas in which we and our customers operate.
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
Interest Rate Risk
Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) a base rate plus an applicable margin ranging between 0.75% per annum and 1.50% per annum, based upon the Company’s leverage ratio, or (2) a LIBOR rate plus an applicable margin ranging between 1.75% per annum and 2.50% per annum, based upon the Company’s leverage ratio. As of June 30, 2019, we had no borrowings outstanding under the ABL Credit Facility. To the extent there are any outstanding borrowings under the ABL Credit Facility, changes in applicable interest rates would not affect the ABL Credit Facility’s fair market value, but would impact our future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our Senior Notes, but can impact their fair market values. As of June 30, 2019, our Senior Notes had a carrying value of $450,000.
Foreign Currency Translation Risk
Our consolidated financial statements are expressed in U.S. dollars, but a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company's foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary's financial statements are reported in other comprehensive income (loss). For the three and six months ended June 30, 2019, the Company recorded comprehensive income of $647 and $2,371, respectively.
Credit Risk – Customer Concentration
During the six months ended June 30, 2019, approximately 45% of our revenues were earned from our three largest customers, each of which accounted for greater than 10% of our total revenues. Our customers are generally oil and natural gas exploration and production companies and pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.

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

PART II
ITEM 1. LEGAL PROCEEDINGS.
Legal Proceedings
From time to time the Company may be subject to various claims and legal proceedings which arise in the normal course of business. Management is not aware of any legal matters that are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 20, 2019. Other than the risk factors included below, there have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.
Holders of the common stock may not receive any dividends or may not receive the anticipated level of dividends under any dividend policy adopted by the board of directors.
The terms of any dividend policy that the board of directors may adopt are not currently determined, and any dividend policy adopted may be amended, revoked or suspended at any time. Even while any dividend policy is in place, the actual amount of dividends on the common stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, capital requirements, legal, regulatory and contractual constraints, tax laws and other factors.
Over time, our capital and other cash needs may change significantly from our current needs, which could affect whether the board of directors declares any dividends and the amount of any dividends we may pay in the future. Our level of indebtedness may also restrict us from paying cash dividends on the common stock under certain circumstances. A decline in the market price or liquidity, or both, of the common stock could result if the board of directors commits capital or establishes large reserves that reduce the amounts that could be paid as quarterly dividends paid or if the board of directors reduces or eliminates the payment of any dividends. This may in turn result in losses by holders of the common stock ("stockholders"), which could be substantial.
Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of the common stock.
Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to the stockholders. Among other things, our certificate of incorporation and bylaws:

•
provide advance notice procedures with regard to stockholder nominations of candidates for election as directors or other stockholder proposals to be brought before meetings of stockholders, which may preclude stockholders from bringing certain matters before the stockholders at an annual or special meeting;

•
provide the board of directors the ability to authorize issuance of preferred stock in one or more series, which makes it possible for the board of directors to issue, without stockholder approval, preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of us and that may have the effect of deterring hostile takeovers or delaying changes in control or management of us;

•	provide that the authorized number of directors may be changed only by resolution of the board of directors;

•
provide that, subject to the rights of holders of any series of preferred stock to elect directors or fill vacancies in respect of such directors as specified in the related preferred stock designation, all vacancies, including newly created directorships, be filled by the affirmative vote of holders of a majority of directors then in office, even if less than a quorum, or by the sole remaining director, and will not be filled by stockholders;

•
provide that, subject to the rights of the holders of shares of any series of preferred stock, if any, to remove directors elected by such series of preferred stock pursuant to the certificate of incorporation (including any preferred stock designation thereunder), prior to the 2024 annual meeting of stockholders for the election of directors (the "Classified Board Expiration Date"), directors may be removed from office at any time, only for cause and by the holders of a majority of the voting power of all outstanding voting shares entitled to vote generally in the election of directors. Upon the Classified Board Expiration Date and thereafter, any director, or the entire board of directors, may be removed from office at any time, with or without cause, by the affirmative vote of at least a majority of the voting power of the stock outstanding and entitled to vote thereon;

•	provide that special meetings of stockholders may only be called by the board of directors;

•
provide that the provisions of the certificate of incorporation can only be amended or repealed by (a) the Company in the manner then prescribed by the laws of the State of Delaware or (b) the stockholders upon the affirmative vote of a least a majority of the outstanding stock entitled to vote thereon; and

•
provide that our bylaws can be amended or repealed by (a) the board of directors or (b) the stockholders upon the affirmative vote of at least a majority of the votes cast affirmatively or negatively, present in person or by proxy and entitled to vote thereon, voting together as a single class.

Implementation of new Colorado Senate Bill 19-181 may increase costs and limit oil and natural gas exploration and production operations in the state, which could reduce demand for our products and services and have an adverse effect on our business, financial condition and results of operations.
On April 16, 2019, Senate Bill 19-181 was signed into law in Colorado. The new legislation reforms oversight of oil and natural-gas exploration and production activities in the state. The mission of the Colorado Oil and Gas Conservation Commission ("COGCC") has changed, from fostering energy development in the state to instead regulating the industry in a manner that is protective of public health and safety and the environment. The new legislation also authorizes Colorado cities and counties to take on an increased role in regulating oil and natural-gas operations within their jurisdictions, including in a manner that may be more stringent than state-level rules, and a few local governments have passed a temporary moratorium on new oil and natural-gas projects until the local governments have passed their own rules implementing the new law. The composition of the COGCC commissioners also has been changed under the new law, with the COGCC adding a commissioner with public health expertise. The COGCC is now tasked with undertaking several reviews of existing regulations and new or amended rulemakings, with priority given to implementing the new public health, safety and environmental initiatives of the COGCC, updating flowline rules, and developing requirements for alternative site analysis, assessments of cumulative impacts, and local government assistance and interaction. Moreover, the new law requires the Colorado Department of Public Health and Environment’s Air Division to adopt additional air quality rules to minimize emissions from oil and natural-gas activities. While the COGCC has already rejected calls for a complete moratorium on new oil and natural-gas projects, it has issued a set of "Objective Criteria" in May 2019 upon which the COGCC will determine whether a pending permit will be subject to "additional review" to determine compliance with Senate Bill 19-181 pending completion of certain COGCC rulemakings necessary to implement the new law. Timing for issuance of new or amended rules pursuant to Senate Bill 19-181 is currently unknown, with hearings planned in late 2019 and extending into 2020. Implementation of this new law could result in increased operational costs and limit operations of our customers in the state, including due to delays in issuing new drilling permits, which developments could reduce the demand for our products and services and have an adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On May 7, 2019, in connection with our acquisition of Proppant Logistics LLC, which owns Pronghorn Logistics, LLC, we issued 695,606 common units to the owners of Proppant Logistics LLC. The common units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended because the transaction did not involve a public offering.

Stock Repurchase Program
The following table presents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2019 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Plans or Programs (a)
April 1, 2019 to April 30, 2019	—	$—	—	$—
May 1, 2019 to May 31, 2019	—	$—	—	$—
June 1, 2019 to June 30, 2019	1,177,731	$2.67	1,177,731	$21,849
	1,177,731		1,177,731

(a)
On June 8, 2019, the Company's board of directors approved a new stock repurchase program of up to $25,000, effective immediately and authorized through June 30, 2020. The stock repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. During the second quarter of 2019, the Company repurchased 1,177,731 shares of common stock for a cost of $3,151.

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

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The exhibits to this report are listed in the Exhibit Index.

HI-CRUSH INC.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Conversion of Hi-Crush Partners LP (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 31, 2019; File No. 001-35630).
3.2	Certificate of Incorporation of Hi-Crush Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 31, 2019; File No. 001-35630).
3.3	Bylaws of Hi-Crush Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 31, 2019; File No. 001-35630).
4.1	Supplemental Indenture, dated as of July 15, 2019, by and among Hi-Crush Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee, filed herewith.
10.1
Hi-Crush Inc. Long Term Incentive Plan, effective as of May 31, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 31, 2019; File No. 001-35630).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 31, 2019; File No. 001-35630).
10.3
Employment Agreement, dated May 21, 2019, by and between Hi-Crush Services LLC and Michael Alan Oehlert (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 22, 2019; File No. 001-35630).

10.4	Letter to Phantom Unitholders under the Hi-Crush Partners LP First Amended and Restated Long Term Incentive Plan regarding the Phantom Unit Exchange, filed herewith.
23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 20, 2019; File No. 001-35630).
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
101
The following financial information from Hi-Crush Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Crush Inc.

Date:	August 8, 2019	/s/ Laura C. Fulton
Laura C. Fulton
Chief Financial Officer
(Principal Financial Officer)