Form 10-Q
period 2019-09-30
Hi-Crush Inc.
filed 2019-11-05
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of October 31, 2019, there were 100,945,978 shares of common stock, par value $0.01 per share, of the registrant outstanding.

HI-CRUSH INC.

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH INC.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$48,352	$114,256
Accounts receivable, net (Note 2)	95,122	101,029
Inventories (Note 4)	45,168	57,089
Prepaid expenses and other current assets	13,396	13,239
Total current assets	202,038	285,613
Property, plant and equipment, net (Note 5)	825,320	1,031,188
Operating lease right-of-use assets (Note 6)	49,577	—
Goodwill and intangible assets, net (Note 7)	39,227	71,575
Equity method investments (Note 8)	35,440	37,354
Other assets	1,756	8,108
Total assets	$1,153,358	$1,433,838
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$47,370	$71,039
Accrued and other current liabilities	36,596	61,337
Current portion of deferred revenues (Note 14)	11,711	19,940
Current portion of long-term debt (Note 9)	3,964	2,194
Current portion of operating lease liabilities (Note 6)	38,155	—
Total current liabilities	137,796	154,510
Deferred revenues (Note 14)	18,684	9,845
Long-term debt (Note 9)	445,211	443,283
Operating lease liabilities (Note 6)	81,283	—
Asset retirement obligations	10,836	10,677
Deferred tax liabilities (Note 2)	33,508	—
Other liabilities	3,840	8,276
Total liabilities	731,158	626,591
Commitments and contingencies (Note 10)
Stockholders' equity
Limited partners interest, 100,874,988 units issued and outstanding at December 31, 2018	—	811,477
Preferred stock, $0.01 par value, 100,000,000 shares authorized; zero issued and outstanding at September 30, 2019	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 100,909,799 issued and outstanding at September 30, 2019	1,009	—
Additional paid-in capital	804,180	—
Retained deficit	(382,030)	—
Accumulated other comprehensive loss	(959)	(4,230)
Total stockholders' equity	422,200	807,247
Total liabilities and stockholders' equity	$1,153,358	$1,433,838

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Operations
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018 (a)	2019	2018 (a)
Revenues (Note 14)	$172,972	$213,972	$510,883	$680,605
Cost of goods sold (excluding depreciation, depletion and amortization)	143,460	147,583	415,254	444,097
Depreciation, depletion and amortization	14,320	10,241	39,654	28,522
Gross profit	15,192	56,148	55,975	207,986
Operating costs and expenses:
General and administrative expenses	12,020	14,164	39,843	38,050
Depreciation and amortization	1,773	1,347	5,146	2,408
Accretion of asset retirement obligations	107	124	366	373
Asset impairments (Note 16)	346,384	—	346,384	—
Change in estimated fair value of contingent consideration	(5,181)	—	(5,853)	—
Other operating expenses, net	658	754	1,558	2,124
Income (loss) from operations	(340,569)	39,759	(331,469)	165,031
Other income (expense):
Earnings from equity method investments (Note 8)	1,880	1,624	4,280	3,934
Gain on remeasurement of equity method investment	—	—	3,612	—
Interest expense	(11,790)	(8,012)	(34,186)	(15,207)
Loss on extinguishment of debt	—	(6,233)	—	(6,233)
Income (loss) before income tax	(350,479)	27,138	(357,763)	147,525
Income tax expense (benefit):
Current tax expense	1,087	—	1,346	—
Deferred tax benefit	(83,069)	—	(82,409)	—
Deferred tax resulting from conversion to a corporation	—	—	115,488	—
Income tax expense (benefit)	(81,982)	—	34,425	—
Net income (loss)	$(268,497)	$27,138	$(392,188)	$147,525
Earnings (loss) per common share:
Basic	$(2.67)	$0.30	$(3.88)	$1.67
Diluted	$(2.67)	$0.29	$(3.88)	$1.64
Weighted average common stock outstanding:
Basic	100,711,426	89,277,833	101,012,753	88,848,290
Diluted	100,711,426	90,814,714	101,012,753	90,385,171

(a)	Financial information has been recast to include the results attributable to the sponsor and general partner. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018 (a)	2019	2018 (a)
Net income (loss)	$(268,497)	$27,138	$(392,188)	$147,525
Foreign currency translation adjustment	900	—	3,271	—
Comprehensive income (loss)	$(267,597)	$27,138	$(388,917)	$147,525

(a)	Financial information has been recast to include the results attributable to the sponsor and general partner. See Note 3.

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018 (a)
Operating activities:
Net income (loss)	$(392,188)	$147,525
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	44,800	30,930
Deferred income taxes	33,079	—
Stock-based compensation to directors and employees	4,181	5,508
Amortization of loan origination costs into interest expense	1,224	762
Accretion of asset retirement obligations	366	373
Asset impairments	346,384	—
(Gain) loss on disposal of property, plant and equipment	(95)	273
Amortization of right-of-use assets	5,753	—
Change in estimated fair value of contingent consideration	(5,853)	—
Earnings from equity method investments	(4,280)	(3,934)
Gain on remeasurement of equity method investment	(3,612)	—
Loss on extinguishment of debt	—	6,233
Other	—	(21)
Changes in operating assets and liabilities:
Accounts receivable	12,604	20,316
Inventories	6,598	(13,502)
Prepaid expenses and other current assets	(1,289)	(5,442)
Accounts payable and accrued liabilities	(32,506)	9,863
Other noncurrent assets and liabilities	(3,068)	(3,552)
Net cash provided by operating activities	12,098	195,332
Investing activities:
Capital expenditures for property, plant and equipment	(66,330)	(69,310)
Proceeds from sale of property, plant and equipment	1,669	3,154
Business acquisitions, net of cash acquired	(4,229)	(34,932)
Equity method investments	(495)	(8,095)
Net cash used in investing activities	(69,385)	(109,183)
Financing activities:
Proceeds from issuance of long-term debt	—	450,000
Repayment of long-term debt	(2,958)	(202,588)
Repayment of acquired credit facility	(3,237)	—
Proceeds from insurance premium notes	4,277	4,038
Repayment of premium financing notes	(3,143)	(2,699)
Refund (payment) of loan origination costs	146	(11,425)
Contributions from unit purchase program participants	—	212
Repurchase of common stock	(3,151)	(9,426)
Common stock tendered for tax withholding obligations	(12)	(70)
Payment of accrued distribution equivalent rights	(545)	(398)
Distributions paid to members of Hi-Crush Proppants LLC	—	(35,561)
Distributions paid to limited partner unitholders	—	(104,951)
Net cash provided by (used in) financing activities	(8,623)	87,132
Effects of exchange rate on cash	6	—
Net increase (decrease) in cash	(65,904)	173,281
Cash at beginning of period	114,256	7,724
Cash at end of period	$48,352	$181,005

HI-CRUSH INC.
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018 (a)
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities for additions to property, plant and equipment	$(24,476)	$12,810
Decrease in property, plant and equipment for asset retirement obligations	$(207)	$—
Debt financed capital expenditures	$4,595	$3,676
Change in original fair value of contingent consideration	$276	$8,446
Issuance of common units for acquisitions	$2,504	$19,190
Increase (decrease) in accrued distribution equivalent rights	$(287)	$1,595
Cash paid for interest, net of capitalized interest	$43,887	$14,445

(a)	Financial information has been recast to include the results attributable to the sponsor and general partner. See Note 3.

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Par Value
Balance at June 30, 2019	100,633,257	$1,006	$803,371	$(113,533)	$(1,859)	$688,985
Stock-based compensation expense	—	—	634	—	—	634
Shares vested under stock-based compensation plan	282,342	3	—	—	—	3
Shares tendered for tax withholding obligations	(5,800)	—	(12)	—	—	(12)
Forfeiture of distribution equivalent rights	—	—	187	—	—	187
Other comprehensive income	—	—	—	—	900	900
Net loss	—	—	—	(268,497)	—	(268,497)
Balance at September 30, 2019	100,909,799	$1,009	$804,180	$(382,030)	$(959)	$422,200

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Limited Partner Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Par Value
Balance at December 31, 2018	—	$—	$—	$811,477	$—	$(4,230)	$807,247
Issuance of common units for business acquisition	—	—	—	2,504	—	—	2,504
Issuance of common units to directors	—	—	—	246	—	—	246
Repurchase of common stock	(1,177,731)	(12)	(3,139)	—	—	—	(3,151)
Stock-based compensation expense	—	—	1,252	2,741	—	—	3,993
Shares vested under stock-based compensation plan	291,958	3	—	—	—	—	3
Shares tendered for tax withholding obligations	(5,800)	—	(12)	—	—	—	(12)
Forfeiture of distribution equivalent rights	—	—	193	94	—	—	287
Reclassifications resulting from conversion to a corporation	101,801,372	1,018	805,886	(806,904)	—	—	—
Other comprehensive income	—	—	—	—	—	3,271	3,271
Net loss	—	—	—	(10,158)	(382,030)	—	(392,188)
Balance at September 30, 2019	100,909,799	$1,009	$804,180	$—	$(382,030)	$(959)	$422,200

HI-CRUSH INC.
Condensed Consolidated Statements of Changes in Equity (continued)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2018
	General Partner Capital	Limited Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at June 30, 2018 (a)	$—	$1,315,833	$(439,012)	$876,821
Issuance of common units for business acquisition	—	19,190	—	19,190
Common units tendered for tax withholding obligations	—	(70)	—	(70)
Unit-based compensation expense	—	1,778	—	1,778
Distributions to members of Hi-Crush Proppants LLC (a)	—	—	(10,061)	(10,061)
Distributions, including distribution equivalent rights ($0.75 per unit)	—	(68,288)	—	(68,288)
Net income (a)	—	27,138	—	27,138
Balance at September 30, 2018 (a)	$—	$1,295,581	$(449,073)	$846,508

	Nine Months Ended September 30, 2018
	General Partner Capital	Limited Partner Capital	Non-Controlling Interest	Total Equity and Partners' Capital
Balance at December 31, 2017 (a)	$—	$1,239,282	$(413,512)	$825,770
Issuance of common units for business acquisition	—	19,190	—	19,190
Issuance of common units to directors	—	474	—	474
Repurchase of common units	—	(9,426)	—	(9,426)
Common units tendered for tax withholding obligations	—	(70)	—	(70)
Unit-based compensation expense	—	5,152	—	5,152
Distributions to members of Hi-Crush Proppants LLC (a)	—	—	(35,561)	(35,561)
Distributions, including distribution equivalent rights ($1.175 per unit)	—	(106,546)	—	(106,546)
Net income (a)	—	147,525	—	147,525
Balance at September 30, 2018 (a)	$—	$1,295,581	$(449,073)	$846,508

(a)	Financial information has been recast to include the results attributable to the sponsor and general partner. See Note 3.
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

1. Business and Organization
Description of Business and Organization
Hi-Crush Inc. (together with its subsidiaries, the "Company," "we," "us" or "our") is a fully-integrated provider of proppant and logistics services for hydraulic fracturing operations, offering frac sand production, advanced wellsite storage systems, flexible last mile services, and innovative software for real-time visibility and management across the entire supply chain. Our strategic suite of solutions provides operators and service companies in all major U.S. oil and gas basins with the ability to build safety, reliability and efficiency into every completion. The Company and the chief operating decision maker view the Company’s operations and manage its business as one operating segment. The segment of the Company is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
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
Because the conversion became effective on May 31, 2019, the prior period amounts in the accompanying Condensed Consolidated Financial Statements as of December 31, 2018 and for the three and nine months ended September 30, 2018, reflect Hi-Crush as a limited partnership, not a corporation through May 31, 2019. In this report, references to "Hi-Crush," the "Company," "we," "us" or "our" refer to (i) Hi-Crush Inc. and its subsidiaries for periods following the Conversion and (ii) Hi-Crush Partners LP and its subsidiaries for periods prior to the Conversion, in each case, except where the context otherwise requires. References to common units for periods prior to the Conversion, and references to common units for periods following the Conversion means shares of common stock. As a result of the Conversion, the financial impact to the Condensed Consolidated Financial Statements contained herein consisted of (i) reclassification of partnership equity accounts to equity accounts reflective of a corporation and (ii) income tax effects. Refer to Note 2 - Significant Accounting Policies for the income tax effects of the Conversion and refer to Note 11 - Equity for the impact of the Conversion on Hi-Crush's equity.
On May 7, 2019, the Company completed the acquisition of Proppant Logistics LLC ("Proppant Logistics"), which owns Pronghorn Logistics, LLC ("Pronghorn"), a provider of end-to-end proppant logistics services.
On January 18, 2019, the Company completed the acquisition of BulkTracer Holdings LLC ("BulkTracer"), the owner of a logistics software system, PropDispatch.
On October 21, 2018, the Company acquired all of the then outstanding membership interests in our former sponsor, Hi-Crush Proppants LLC (the "sponsor") and the non-economic general partner interest of Hi-Crush GP LLC (the "general partner") in the Company (the "Sponsor Contribution"). In connection with the acquisition, all of the outstanding incentive distribution rights representing limited partnership interests in the Company were canceled and extinguished and the sponsor waived any and all rights to receive contingent consideration payments from the Company or our subsidiaries pursuant to certain previously entered into contribution agreements to which it was a party.
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
Accounts Receivable
Trade receivables, which relate to sales of frac sand, related services and the sale of logistics equipment for which credit is extended based on the customer’s credit history, are recorded at the invoiced amount and do not bear interest. The Company regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Company establishes or adjusts an allowance as necessary, generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of each of September 30, 2019 and December 31, 2018, the Company maintained an allowance for doubtful accounts of $1,060.
Impairment of Long-lived Assets
Recoverability of investments in property, plant and equipment, and other long-lived assets is evaluated if events or circumstances indicate the impairment of an asset may exist, based on reporting units, which management has defined as the mine and terminal operations and the logistics and wellsite operations. Estimated future undiscounted net cash flows are calculated using estimates, including but not limited to estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors), operating costs and anticipated capital expenditures. Reductions in the carrying value of our investment are only recorded if the undiscounted cash flows are less than our book basis in the applicable assets.
Impairment losses are recognized based on the extent that the remaining investment exceeds the fair value, which is determined based upon the estimated future discounted net cash flows to be generated by the property, plant and equipment and other long-lived assets.
Management’s estimates of future sales prices, recoverable proven and probable reserves, asset utilization and operating and capital costs, among other estimates, are subject to certain risks and uncertainties which may affect the recoverability of our investments in property, plant and equipment and other long-lived assets. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term, which could adversely affect management’s estimate of the net cash flows expected to be generated from its operating assets.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

During the nine months ended September 30, 2019, we saw a significant decrease in the price of our common stock resulting in an overall reduction in our market capitalization, and our recorded net book value exceeded our market capitalization as of September 30, 2019.  We therefore updated our internal business outlook for the Company to consider the current economic environment that affects our operations. We allocated the enterprise fair value to the reporting units and determined that the fair value of our net assets in the logistics and wellsite operations reporting unit exceeded its carrying value and therefore there was no impairment of long-lived assets in the logistics and wellsite operations reporting unit as of September 30, 2019. Utilizing the allocation of the enterprise fair value to the mine and terminal operations reporting unit, we assessed qualitative factors and determined that we could not conclude that it was more likely than not that the fair value of our net assets exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the mine and terminal operations assets as of September 30, 2019, and determined there was not sufficient undiscounted cash flows to recover the value of the long-lived assets. Upon completion of the valuation exercise, it was determined that there was impairments of certain long-lived assets as of September 30, 2019. Refer to Note 5 - Property, Plant and Equipment and Note 16 - Asset Impairments for additional disclosure regarding long-lived asset impairments.
Leases
On January 1, 2019, we adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) using the modified retrospective transition method, utilizing the simplified transition option available, which allows entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. We have elected to apply certain practical expedients, whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. Upon adoption of the new leasing standard on January 1, 2019, we recognized $135,480 of operating lease right-of-use assets, including any lease prepayments made, initial direct costs incurred and excludes lease incentives received, and $127,018 of related operating lease liabilities on the Consolidated Balance Sheet. The impact of adoption of the new leasing standard had no impact to the opening balance of retained earnings on the Consolidated Balance Sheet or to the Consolidated Statements of Operations.
At inception of a contract, the Company determines if it includes a lease. The Company evaluates the lease against the lease classification criteria within Topic 842. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease. All other leases are accounted for as operating leases. When a lease is identified, a right-of-use asset and the corresponding lease liability are recorded on the Condensed Consolidated Balance Sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. In the event a lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease right-of-use assets also include any lease prepayments made, initial direct costs incurred and excludes lease incentives received. The operating lease liabilities also include any deferred rent accrued. We generally do not include renewal or termination options in our assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. For all leases with a term of 12 months or less, we elected the practical expedient to not recognize lease assets and liabilities. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Right-of-use assets are assessed periodically for impairment if events or circumstances occur that indicate the carrying amount of the asset may not be recovered. We monitor events and modifications of existing lease agreements that would require reassessment of the lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right-of-use asset.
As a result of the allocation of the enterprise fair value to the mine and terminal operations reporting unit, we assessed qualitative factors and determined that we could not conclude that it was more likely than not that the fair value of our net assets exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the right-of-use assets as of September 30, 2019, and determined there was not sufficient undiscounted cash flows to recover the value of certain right-of-use assets. Upon completion of the valuation exercise, it was determined that there was impairments of certain right-of-use assets as of September 30, 2019. Refer to Note 6 - Leases and Note 16 - Asset Impairments for additional disclosure regarding leases and right-of-use asset impairments.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company performs an assessment of the recoverability of goodwill during the third quarter of each fiscal year, or more often if events or circumstances indicate the impairment of an asset may exist. Our assessment of goodwill is based on qualitative factors to determine whether the fair value of the reporting unit is more likely than not less than the carrying value. An additional quantitative impairment analysis is completed if the qualitative analysis indicates that the fair value is not substantially in excess of the carrying value. The quantitative analysis determines the fair value of the reporting unit based on the discounted cash flow method and relative market-based approaches. Our annual assessment of goodwill performed during the third quarter of 2019 was prepared in accordance with ASU 2017-14, Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. Refer to Note 16 - Asset Impairments for additional disclosure regarding our goodwill impairment assessment.
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
The fair value of the 9.50% senior unsecured notes due 2026 (the "Senior Notes") approximated $261,000 as of September 30, 2019, based on the market price quoted from external sources, compared with a carrying value of $450,000. If the Senior Notes were measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
We measure the contingent consideration liability recognized in connection with the acquisition of FB Industries at fair value on a recurring basis using unobservable inputs and it would be classified as Level 3 in the fair value hierarchy. Refer to Note 10 - Commitments and Contingencies for additional disclosure regarding contingent consideration.
Goodwill, other intangible assets and long-lived assets, including right-of-use assets, are subject to nonrecurring fair value measurement for the assessment of impairment or as part of the purchase price allocation process for business acquisitions. During the third quarter of 2019, the long-lived assets, including right-of-use assets, goodwill and other intangible assets were measured at fair value on a nonrecurring basis using unobservable inputs, which are categorized as Level 3 in the fair value hierarchy. Refer to Note 16 - Asset Impairments for additional disclosure regarding asset impairments.
Income Taxes
As a result of the Conversion completed on May 31, 2019, the Company converted from an entity treated as a partnership for U.S. federal income tax purposes to an entity treated as a corporation for U.S. federal income tax purposes and is therefore subject to U.S. federal, foreign and state and local corporate income tax. The Conversion resulted in the Company obtaining a partial step-down in the tax basis of certain assets. On the date of the Conversion, we recorded an estimated net tax expense and estimated net deferred tax liability of $115,488 relating to the Conversion as well as this partial step-down in tax basis. Our overall tax provision is based on, among other things, an estimate of the amount of such partial step-down in tax basis that is derived from an analysis of the basis of our unitholders in their ownership of Hi-Crush common units at December 31, 2018 and estimated asset values at the time of the Conversion. While this information does not completely reflect the actual basis of our unitholders at May 31, 2019, our estimate is based on our best estimate of the individual asset valuations and the most recent unitholder basis information available to us. The amount of partial step-down in tax basis cannot be finally determined until complete trading information with respect to common units of the Company for the five months ended May 31, 2019 becomes available. The Company does not currently expect such information to become available until the first quarter of 2020 and the timing and the availability of this information is not within the Company’s control. Since the unitholder basis information currently available to us does not completely reflect the actual basis of our unitholders at May 31, 2019, the amount of partial step-down in tax basis as finally determined is expected to differ, possibly materially, from the current estimate, which in turn is expected to cause the Company’s income tax provision and effective tax rate under GAAP to differ, possibly to a material extent, from the current estimate described herein. If the amount of the partial step-down in tax basis as finally determined is lower than the current estimate, the Company would record a lower net tax expense and an incrementally lower deferred tax liability, which would have the effect of decreasing the amount of taxes payable by the Company in the future. If the amount of partial step-down in tax basis as finally determined is higher than the current estimate, the Company would record a higher net tax expense and an incrementally higher deferred tax liability, which would have the effect of increasing the amount of taxes payable by the Company in the future.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Excluding day one deferred taxes related to the Conversion and the Company's pre-tax loss for the five months ended May 31, 2019 prior to the Conversion, the Canadian operations income for the five months ended May 31, 2019 and the consolidated income for the months of June 2019 through September 2019 were subject to corporate tax at an estimated effective tax rate of approximately 23.5%. As such, the effective tax rate differs from the statutory rate primarily due to the following: (i) the tax expense recognized as a result of the partial step-down in tax basis of certain assets as a result of the Conversion as described above, (ii) the tax expense recognized that relates to the post-conversion book income, (iii) state income taxes, (iv) the impact of current year acquisitions, (v) certain compensation charges attributable to the Company that are not deductible for tax purposes, and (vi) certain book expenses that are not deductible for tax purposes.
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

3. Acquisitions
Acquisition of Proppant Logistics LLC
On May 7, 2019, the Company acquired the remaining 34% ownership interest in Proppant Logistics, which owns Pronghorn, a provider of end-to-end proppant logistics services, for $2,951 in cash and 695,606 newly issued common units. The Company previously held a 66% ownership interest in Proppant Logistics, which was accounted for using the equity method. We remeasured our previously held equity interest in Proppant Logistics at fair value as of the date we obtained control in accordance with the accounting guidance for acquisitions achieved in stages in ASC 805, Business Combinations. As a result, we recognized a gain of $3,612 on the remeasurement of our equity method investment during the second quarter of 2019.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The final purchase price of $16,045 was allocated to the net assets acquired as follows:

Net assets of Proppant Logistics as of May 7, 2019:
Cash	$1,841
Accounts receivable	7,951
Prepaid expenses and other current assets	782
Property, plant and equipment	205
Other assets	247
Goodwill and intangible assets	15,662
Accounts payable	(7,047)
Accrued and other current liabilities	(359)
Credit facility	(3,237)
Fair value of net assets acquired	$16,045

The excess of the purchase consideration over the fair value of net assets acquired was recorded as goodwill. The recognition of goodwill is attributable to strategic benefits and expected synergies of our combined operations. Through the completion of acquiring 100% of the ownership interests in Proppant Logistics, the Company began to consolidate the operations of Proppant Logistics prospectively from May 7, 2019. In connection with this acquisition, the Company incurred $311 of acquisition related costs during the nine months ended September 30, 2019, included in general and administrative expenses. Pro forma results of operations for Proppant Logistics have not been presented because the acquisition was not material to the consolidated results of operations.
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
The final purchase price of $3,134 was allocated to the net assets acquired as follows:

Net assets of BulkTracer as of January 18, 2019:
Cash	$15
Accounts receivable	53
Property, plant and equipment	3,129
Equity method investment in Proppant Express Investments, LLC	289
Accounts payable	(86)
Accrued and other current liabilities	(166)
Deferred revenues	(100)
Fair value of net assets acquired	$3,134

The operations of BulkTracer have been included in the statements prospectively from January 18, 2019. In connection with this acquisition, the Company incurred $100 of acquisition related costs during the nine months ended September 30, 2019, included in general and administrative expenses. Pro forma results of operations for BulkTracer have not been presented because the acquisition was not material to the consolidated results of operations.
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

	Three Months Ended September 30, 2018
	Company Historical	Sponsor and General Partner	Eliminations	Company Recast (Supplemental)
Revenues	$213,972	$—	$—	$213,972
Net income	$26,545	$593	$—	$27,138
Net income attributable to Hi-Crush	$26,545	$593	$—	$27,138
Net income per limited partner unit - basic	$0.30			$0.30

	Nine Months Ended September 30, 2018
	Company Historical	Sponsor and General Partner	Eliminations	Company Recast (Supplemental)
Revenues	$680,605	$—	$—	$680,605
Net income (loss)	$148,502	$(977)	$—	$147,525
Net income (loss) attributable to Hi-Crush	$148,502	$(977)	$—	$147,525
Net income per limited partner unit - basic	$1.67			$1.66

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Acquisition of FB Industries Inc.
On August 1, 2018, the Company acquired FB Industries, a company engaged in the engineering, design and marketing of silo-based frac sand management systems for $45,000 in cash and 1,279,328 of newly issued common units valued at $19,190. The final purchase price is $74,292 and is comprised of cash consideration of $55,102, which includes valuation of cash acquired, a working capital adjustment of $10,102 and the value of common units issued. The terms also include the potential for additional future consideration payments based on the achievement of established performance benchmarks through 2021. The acquisition was accounted for under the acquisition method of accounting whereby management assessed the net assets acquired and recognized amounts for the identified assets acquired and liabilities assumed. Refer to Note 10 - Commitments and Contingencies for additional disclosure regarding contingent consideration.
The final purchase price of $74,292 was allocated to the net assets acquired as follows:

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

4. Inventories
Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Raw material	$705	$512
Work-in-process	22,784	29,180
Finished goods	18,335	24,872
Spare parts	3,344	2,525
Inventories	$45,168	$57,089

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Buildings	$28,145	$32,751
Mining property and mine development	352,639	390,296
Plant and equipment	322,550	472,892
Rail and rail equipment	35,514	55,913
Transload facilities and equipment	111,795	118,982
Last mile equipment (a)	81,658	66,083
Construction-in-progress	15,841	21,796
Property, plant and equipment	948,142	1,158,713
Less: Accumulated depreciation and depletion	(122,822)	(127,525)
Property, plant and equipment, net	$825,320	$1,031,188

(a)	Includes finance lease right-of-use assets.
Depreciation and depletion expense was $14,493 and $10,373 during the three months ended September 30, 2019 and 2018, respectively, and $40,230 and $28,874 during the nine months ended September 30, 2019 and 2018, respectively.
The Company recognized a loss of $16 and a gain of $95 on the disposal of fixed assets during the three and nine months ended September 30, 2019, respectively, and losses of $110 and $273 on the disposal of fixed assets during the three and nine months ended September 30, 2018, respectively, which is included in other operating expenses, net on our Condensed Consolidated Statements of Operations.
As a result of the current demand for frac sand and related logistics services and continued pricing pressure for both Northern White and in-basin sand, the Augusta facility was idled in January 2019. The Company temporarily idled dry plant operations at the Whitehall facility in September 2018 and resumed production in January 2019. Beginning in August 2019, the Company reduced the hours of operations at the Whitehall facility. During the third quarter of 2019, we completed an impairment assessment of the Augusta and Whitehall facilities based on current market conditions and the current and expected utilization of the facilities. The fair value was determined utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models discounted at an appropriate weighted average cost of capital. As a result, the Company recognized impairments of $109,747 and $105,727 related to the write-down of the Augusta facility, including work-in-process inventory, and the Whitehall facility, respectively, to their estimated fair value. These expenses are included in asset impairments on the Condensed Consolidated Statement of Operations.
During the three months ended September 30, 2019, we evaluated our terminal facilities for impairment and as a result we recognized an impairment of $5,972 related to the remaining book value of certain assets associated with idled terminal facilities. These expenses are included in asset impairments on the Condensed Consolidated Statement of Operations.
Refer to Note 16 - Asset Impairments for additional disclosure regarding long-lived asset impairments.

6. Leases
As described in Note 2, on January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). Prior periods presented have not been adjusted and continue to be reported in accordance with the legacy guidance in Topic 840.
Lessee
The Company has long-term operating and finance leases, comprised primarily of railcars and container lease arrangements, equipment, office space and terminals. Our operating leases have remaining lease terms of 0.6 years to 8.8 years, and our finance leases have remaining lease terms of 5.0 years, some of which include automatic renewal options, options to extend the leases and options to terminate the leases.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

During the third quarter of 2019, we completed an impairment assessment of the right-of-use assets based on current market conditions and the current and expected utilization of the assets. The fair value was determined utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models and quoted market prices, discounted at an appropriate weighted average cost of capital. As a result, the Company recognized impairments of $76,308 related to the write-down of value of certain operating lease right-of-use assets, the railcars, to their estimated fair value. Refer to Note 16 - Asset Impairments for additional disclosure regarding asset impairments.
As of September 30, 2019, the balance sheet information related to leases are as follows:

	Classification	September 30, 2019
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$49,577
Finance leases	Property, plant and equipment, net	2,121
Total right-of-use assets		$51,698
Lease liabilities
Current
Operating leases	Current portion of operating lease liabilities	$38,155
Finance leases	Accrued and other current liabilities	555
Non-current
Operating leases	Operating lease liabilities	81,283
Finance leases	Other liabilities	1,566
Total lease liabilities		$121,559

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the lease liability and the present value of lease payments, we used our incremental borrowing rate based on the information available at the lease commencement date. The weighted average remaining lease term and discount rate as of September 30, 2019 related to leases are as follows:

	Operating leases	Finance leases
Weighted average remaining lease term	4.8 years	5.0 years
Weighted average discount rate	9.50%	7.75%

The lease cost components on our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019 are as follows:

		Three Months Ended	Nine Months Ended
	Classification	September 30, 2019	September 30, 2019
Operating leases
Operating lease cost	Cost of goods sold	$10,013	$30,139
Short-term lease cost	Cost of goods sold	2,283	5,097
Operating lease cost	General and administrative expenses	64	193
Short-term lease cost	General and administrative expenses	177	455
Right-of-use asset impairment	Asset impairments	76,308	76,308
Total lease costs		$88,845	$112,192

During the three and nine months ended September 30, 2019, the Company did not recognize any lease costs associated with finance leases.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Supplemental cash flow information related to our leases for the nine months ended September 30, 2019 is as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$37,579
Right-of-use assets obtained in exchange for operating lease liabilities (a)	$149,492
Right-of-use assets obtained in exchange for finance lease liabilities	$2,121

(a)	Excludes the $76,308 of impairments on railcar operating right-of-use assets incurred during the third quarter of 2019.
As of September 30, 2019, the maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases	Total
2019 (remaining months)	$10,203	$368	$10,571
2020	40,095	472	40,567
2021	34,539	472	35,011
2022	25,308	472	25,780
2023	12,113	472	12,585
Thereafter	25,911	354	26,265
Total lease payments	148,169	2,610	150,779
Less: interest	(28,731)	(489)	(29,220)
Total lease liabilities	$119,438	$2,121	$121,559

As of December 31, 2018, future minimum operating lease payments are as follows:

Fiscal Year	Operating Leases
2019	$36,019
2020	36,282
2021	29,272
2022	20,890
2023	10,280
Thereafter	31,066
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

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

7. Goodwill and Intangible Assets
Changes in goodwill and intangible assets consisted of the following:

	Goodwill	Intangible Assets
Balance at December 31, 2018	$21,881	$49,694
FB Industries acquisition measurement period adjustment	2,080	—
Proppant Logistics acquisition additions	10,701	4,961
Asset impairments	(35,657)	(12,973)
Impact of foreign currency translation	995	2,115
Amortization expense	—	(4,570)
Balance at September 30, 2019	$—	$39,227

Goodwill
During the third quarter of 2019, the Company performed its annual assessment of goodwill and as a result recognized an impairment of $35,657 included in asset impairments on the Condensed Consolidated Statement of Operations. Goodwill represented the excess purchase over the fair value of net assets acquired in the acquisitions of FB Industries and Proppant Logistics and is allocated to the logistics and wellsite operations reporting unit. Refer to Note 16 - Asset Impairments for additional disclosure regarding our goodwill impairment assessment.
Intangible Assets
An impairment assessment is performed if events or circumstances occur and may result in the change of the useful lives of the intangible assets. During the third quarter of 2019, we completed an impairment assessment of the intangible assets associated with the customer relationships, the trade name and trademarks acquired with the FB Industries acquisition. As of September 30, 2019, we determined that the fair value of the intangibles was less than their carrying value, resulting in an impairment of $12,973, included in asset impairments on the Condensed Consolidated Statement of Operations. Refer to Note 16 - Asset Impairments for additional disclosure regarding intangible asset impairments.

8. Equity Method Investments
The following table provides our net investments and the proportionate share of our equity method investments operating results:

	Investment		Earnings from Equity Method Investments
			Three Months Ended		Nine Months Ended
	September 30, 2019	December 31, 2018	September 30,		September 30,
			2019	2018	2019	2018
Proppant Express Investments, LLC	$35,440	$30,870	$1,880	$1,624	$4,281	$3,934
Proppant Logistics LLC (through May 6, 2019)	—	6,484	—	—	(1)	—
Total	$35,440	$37,354	$1,880	$1,624	$4,280	$3,934

Investment in Proppant Express Investments, LLC
On September 8, 2016, the Company entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop last mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the wellsite. The Company made no capital contributions to PropX during the three months ended September 30, 2019 and 2018 and nine months ended September 30, 2019, and made capital contributions of $8,095 to PropX during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company acquired additional ownership interests in PropX through the BulkTracer acquisition valued at $289.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Investment in Proppant Logistics LLC
On October 31, 2018, the Company invested $6,600 for an equity interest in Proppant Logistics, which owns Pronghorn, a logistics company which provides frac sand services in North America. During the nine months ended September 30, 2019, the Company made capital contributions of $495 to Proppant Logistics. The Company acquired the remaining 34% ownership interest in Proppant Logistics and therefore began to consolidate the operations of Proppant Logistics prospectively from May 7, 2019. Refer to Note 3 - Acquisitions for additional disclosure.

9. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
Senior Notes due 2026	$450,000	$450,000
ABL Credit Facility	—	—
Other notes payable	7,622	4,852
Less: Unamortized debt issuance costs	(8,447)	(9,375)
Total debt	449,175	445,477
Less: Current portion of long-term debt	(3,964)	(2,194)
Long-term debt	$445,211	$443,283

Senior Notes due 2026
On August 1, 2018, the Company completed the private placement of $450,000 aggregate principal amount of its 9.50% senior unsecured notes due 2026 (the "Senior Notes"). The Senior Notes were issued under and are governed by an indenture, dated as of August 1, 2018 (the "Indenture"), by and among the Company, the guarantors named therein (the "Guarantors"), and U.S. Bank National Association, as trustee. The Senior Notes are fully and unconditionally guaranteed (the "Guarantees"), jointly and severally, on a senior unsecured basis by the Guarantors. The Indenture contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, undertaking transactions with the Company's unrestricted affiliates, and limitations on asset sales. The Senior Notes bear interest at an annual rate of 9.50% payable semi-annually.
As of September 30, 2019, we had $441,553 of indebtedness ($450,000, net of $8,447 of debt issuance costs) under our Senior Notes.
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
As of September 30, 2019, we had $47,531 of available borrowing capacity ($68,545, net of $21,014 letter of credit commitments) and no indebtedness under our ABL Credit Facility. As of September 30, 2019, the Company was in compliance with all covenants in the ABL Credit Facility.
Other Notes Payable
In 2014, the Company entered into a purchase and sales agreement to acquire land and underlying frac sand deposits. In connection with this agreement, during the years ended December 31, 2018 and 2016, the Company issued three-year promissory notes each in the amount of $3,676 due in August 2021 and December 2019, respectively, with interest rates of 2.42% and 0.74%, respectively. During the third quarter of 2019, the Company issued a three-year promissory note in the amount of $4,595 due in August 2022 with an interest rate of 1.91%. The promissory notes accrue interest at rates equal to the applicable short-term federal rates. All principal and accrued interest is due and payable at the end of the respective three-year promissory note terms. However, the promissory notes are prepaid on a quarterly basis during the three-year terms as sand is extracted, delivered, sold and paid for from the properties.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The Company made prepayments of $1,573 and $663 during the three months ended September 30, 2019 and 2018, respectively, and $2,958 and $2,588 during the nine months ended September 30, 2019 and 2018, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. During the fourth quarter of 2019, the Company will make a prepayment of $1,330 based on the volume of sand extracted, delivered, sold and paid for through the third quarter of 2019. As of September 30, 2019, the Company had repaid in full the promissory note due in December 2019 and had $4,988 outstanding on its remaining promissory notes due in August 2021 and August 2022.
Other notes payable also includes short-term obligations, arising from insurance premium financing programs bearing interest ranging from approximately 5.54% to 6.29%, with outstanding balances of $2,634 as of September 30, 2019.
Debt Extinguishment
Upon closing on the Senior Notes and ABL Credit Facility on August 1, 2018, the Company terminated its second amended and restated credit agreement ("Revolving Credit Agreement") and senior secured term loan credit facility ("Term Loan Credit Facility"). In connection with the terminations in 2018, the Company recognized a $6,233 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.

10. Commitments and Contingencies
Customer Contracts
The Company enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Company is required to make available to such customers under initial terms ranging from one to seven years. Through September 30, 2019, no payments for non-delivery of minimum annual sand volumes have been made by the Company to customers under these contracts.
Royalty Agreements
The Company has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Company has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $2,045 and $4,243 for the three months ended September 30, 2019 and 2018, respectively, and $5,755 and $12,861 for the nine months ended September 30, 2019 and 2018, respectively.
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
Property Value Guarantees
The Company entered into mining agreements and land use agreements with the Wisconsin municipalities of Bridge Creek, Lincoln, Springfield and Preston that contain property value guarantees ("PVG") for certain property owners in proximity to each mine. The respective PVGs establish a process whereby we guaranty fair market value to the owners of residential property specifically identified within the body of the PVG document. According to the terms of the PVGs, the property owner must notify us in the event they wish to sell the subject residence and additional acreage in certain instances. Upon such notice, the PVGs establish a process by which an appraisal is conducted and the subject property is appraised to establish fair market value and is listed with a real estate broker. In the event the property is sold within 180 days of listing, we agree to pay the owner any shortfall between the sales price and the established fair market value. In the event the property is not sold within the 180 days' time frame, we are obligated to purchase the property for fair market value.
As of September 30, 2019, we have not accrued a liability related to the PVGs because it is not possible to estimate how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. As of September 30, 2019, the Company has paid $3,085 under these guarantees since inception.
Purchase Commitments
We have entered into service agreements with certain transload service providers which requires us to purchase minimum amounts of services over specific periods of time at specific locations. Our failure to purchase the minimum level of services require us to pay shortfall fees.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

As of September 30, 2019, future minimum purchase commitments are as follows:

Fiscal Year
2019 (remaining months)	$1,086
2020	2,377
2021	2,344
2022	2,344
2023	2,182
Thereafter	677
$11,010

Contingent Consideration
In connection with the acquisition of FB Industries, the agreement contained certain contingent consideration arrangements from the date of closing to December 31, 2021, dependent upon leases or sales of certain silo equipment to be paid quarterly.
As of September 30, 2019, the total estimated fair value of the contingent consideration is $2,574 and is recorded in accrued and other current liabilities and other liabilities on the Condensed Consolidated Balance Sheet. The current portion of the contingent consideration is $300. Changes in fair value of the contingent consideration, for facts and circumstances that existed at the time of the acquisition, prior to finalizing the purchase price allocation were accounted for as an adjustment to goodwill. Subsequent changes in fair value of the contingent consideration after the measurement period are recognized in earnings in the period identified.
The estimated fair value assumes primarily leases are entered into during this period with minimal sales of silo equipment. A 10% increase or decrease in the assumed quantity of leases would result in an increase to $3,345 or a decrease to $1,874, respectively, in the fair value of the contingent consideration. Conversely, a 50% shift in the assumed quantity of leases to sales of silo systems and conveyors would reduce the contingent consideration to $1,759.
The following table provides a summary of changes in the fair value of the contingent consideration:

Balance at December 31, 2018	$8,147
Changes in estimated fair value of contingent consideration liability	(5,573)
Balance at September 30, 2019	$2,574

Litigation
From time to time the Company may be subject to various claims and legal proceedings which arise in the normal course of business, including claims involving various governmental agencies, including but not limited to the Texas Commission on Environmental Quality, Wisconsin Department of Natural Resources and U.S. Environmental Protection Agency, among others. Management is not aware of any legal matters that are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
On August 1, 2018, the Company issued 1,279,328 of common units as additional consideration for the FB Industries acquisition.

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
The following table presents information with respect to repurchases of common shares made by the Company during the periods presented, which were retired upon repurchase:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Number of shares purchased	—	—	1,177,731	753,090
Average price paid per share including commission	$—	$—	$2.67	$12.52
Total cost	$—	$—	$3,151	$9,426

As of September 30, 2019, the Company has repurchased a total of 1,177,731 common shares under the new stock repurchase program for a total cost of $3,151, with $21,849 remaining under its approved stock repurchase program.
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
During the three and nine months ended September 30, 2018, prior to the Sponsor Contribution, $7,664 of income was allocated to the holder of our incentive distribution rights.
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
The Company has not adopted a policy regarding payment of dividends. Dividends may be declared from time to time by the board of directors out of funds legally available for dividend payments. Any dividend policy adopted may be amended, revoked or suspended at any time, and while any dividend policy is in place, the actual amount of dividends on the common stock will depend on many factors, including the Company’s financial condition and results of operations, liquidity requirements, market opportunities, capital requirements, legal, regulatory and contractual constraints, tax laws and other factors.

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

Recast Equity Transactions
During the three and nine months ended September 30, 2018, the sponsor paid cash distributions of $10,061 and $35,561 to its members. Such transactions are reflected within the non-controlling interest section of the Consolidated Statement of Partners' Capital.

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
Diluted earnings per share excludes any dilutive stock awards granted (see Note 13 - Stock-Based Compensation) if their effect is anti-dilutive. During the three and nine months ended September 30, 2019, the Company incurred a net loss and, as a result, all 2,025,198 stock awards granted and outstanding were excluded from the diluted earnings per share calculation. Diluted earnings per unit for the three and nine months ended September 30, 2018 includes the dilutive effect of all 1,536,881 stock awards granted and outstanding at the assumed number of shares which would have vested if the performance period had ended on September 30, 2018.
The following table provides a reconciliation of net loss and the basic and diluted, weighted average common shares outstanding for purposes of computing loss per share for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Net loss	$(268,497)	$(392,188)

Basic weighted average common shares outstanding	100,711,426	101,012,753
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	100,711,426	101,012,753

Loss per share - basic	$(2.67)	$(3.88)
Loss per share - diluted	$(2.67)	$(3.88)

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
The following tables provide a reconciliation of net income, the assumed allocation of net income and the basic and diluted, weighted average limited partner units outstanding under the two-class method for purposes of computing earnings per limited partner unit for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$22,695	$22,695
Assumed allocation of earnings in excess of distributions	—	4,443	4,443
Add back recast income attributable to the sponsor and general partner	—	(593)	(593)
Assumed allocation of net income	$—	$26,545	$26,545

Basic weighted average common units outstanding		89,277,833
Potentially dilutive common units		1,536,881
Diluted weighted average common units outstanding		90,814,714

Earnings per limited partner unit - basic		$0.30
Earnings per limited partner unit - diluted		$0.29

	Nine Months Ended September 30, 2018
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$7,664	$109,836	$117,500
Assumed allocation of earnings in excess of distributions	(7,228)	37,253	30,025
Add back recast losses attributable to the sponsor and general partner	—	977	977
Assumed allocation of net income	$436	$148,066	$148,502

Basic weighted average common units outstanding		88,848,290
Potentially dilutive common units		1,536,881
Diluted weighted average common units outstanding		90,385,171

Earnings per limited partner unit - basic		$1.67
Earnings per limited partner unit - diluted		$1.64

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
The following table presents information relative to our PSUs:

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2018	747,920	$5.93
Vested	(97,865)	$16.63
Forfeited	(82,801)	$4.97
Outstanding at September 30, 2019	567,254	$4.56

As of September 30, 2019, total compensation expense not yet recognized related to unvested PSUs was $1,264, with a weighted average remaining service period of 1.7 years.
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

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The following table presents information relative to our RSUs:

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2018	1,642,218	$8.07
Vested	(362,687)	$11.40
Granted	538,968	$3.63
Forfeited	(360,555)	$6.17
Outstanding at September 30, 2019	1,457,944	$6.92

As of September 30, 2019, total compensation expense not yet recognized related to unvested RSUs was $4,880, with a weighted average remaining service period of 1.9 years.
Director Stock Grants
The Company issued 62,184 and 36,109 shares of common stock to certain of its directors during the nine months ended September 30, 2019 and 2018, respectively.
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
Compensation Expense
The following table presents total stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Performance Share Units	$211	$343	$747	$1,028
Restricted Stock Units	426	1,335	3,249	3,824
Director stock grants	62	119	185	356
Unit Purchase Program	—	100	—	300
Total compensation expense	$699	$1,897	$4,181	$5,508

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
Disaggregation of Revenues
The following table presents our revenues disaggregated by contractual relationships:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales to contract customers	$81,090	$157,819	$248,380	$508,832
Spot sales	33,070	19,766	106,755	72,940
Frac sand sales revenues	114,160	177,585	355,135	581,772
Other revenues	58,812	36,387	155,748	98,833
Total revenues	$172,972	$213,972	$510,883	$680,605

Practical Expedients and Exemptions
We have elected to use the practical expedients, pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue. We have various long-term contracts with minimum purchase and supply requirements with terms expiring between 2019 and 2024. The remaining performance obligations are primarily comprised of unfulfilled product, transportation service, and labor service orders, some of which hold a remaining duration of less than one year. Our transaction price for volumes and services under these contracts is based on timing of customer orders, points of sale, mix of products sold, impact of market conditions and potential contract negotiations, which have not yet been determined and therefore the price is variable in nature. The long-term portion of deferred revenue represents customer prepayments for which related current performance obligations do not yet exist, but are expected to arise, before the expiration of the term.
Deferred Revenues
As of September 30, 2019, the Company has recorded a total liability of $30,395 for prepayments of future deliveries of frac sand and silo equipment. Some prepayments are refundable in the event that the Company is unable to meet the minimum requirements under certain contracts. We expect to recognize these revenues over the next 3.3 years.
The following table reflects the changes in our contract liabilities, which we classify as deferred revenues:

Balance at December 31, 2018	$29,785
Collection of prepayments	8,750
Revenues recognized	(8,284)
Customer prepayments acquired in business acquisitions	90
Impact of foreign currency translation	54
Balance at September 30, 2019	$30,395

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

15. Related Party Transactions
The following table summarizes our related party transactions from our equity method investment (see Note 8 - Equity Method Investments) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues - related parties	$66	$—	$171	$—
Cost of goods sold - related parties (a)	$2,492	$1,620	$6,517	$3,709
Equipment purchases - related parties (b)	$—	$1,628	$1,389	$3,245

(a)	The Company incurs lease expense for the use of PropX equipment.

(b)	The Company purchases equipment from PropX, which is reflected in property, plant and equipment on our Condensed Consolidated Balance Sheet.
The following table summarizes our related party balance sheet components from our equity method investments as of the dates indicated:

	September 30, 2019	December 31, 2018
Accounts receivable - related parties	$28	$—
Accounts payable - related parties	$257	$1,070

Current portion of operating lease liabilities - related parties (a)	$9,570	$—
Operating lease liabilities - related parties (a)	11,979	—
	$21,549	$—

(a)	During the first quarter of 2019, the Company made a lease prepayment of $3,739 for the use of PropX equipment during the first half of 2019.
During the three and nine months ended September 30, 2018, the Company engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company (collectively, the "Alston Companies"), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Company. The sister of Mr. Alston, who was a director of the general partner until October 21, 2018, has an ownership interest in the Alston Companies. The Company has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Company that he received no compensation from the Alston Companies related to these transactions.

16. Asset Impairments
During the nine months ended September 30, 2019, we saw a significant decrease in the price of our common stock resulting in an overall reduction in our market capitalization, and our recorded net book value exceeded our market capitalization as of September 30, 2019.  In addition, as a result of the current demand for frac sand and related logistics services and continued pricing pressure for both Northern White and in-basin sand during the third quarter of 2019, we completed an impairment assessment of certain long-lived assets, including right-of-use assets, based on current market conditions and the current and expected utilization of the assets.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Asset impairments for the three and nine months ended September 30, 2019 totaled $346,384 and was comprised of the following assets:

Augusta facility, including work-in-process inventory	$109,747
Whitehall facility	105,727
Terminal facilities	5,972
Railcar operating lease right-of-use assets	76,308
Goodwill	35,657
Intangible assets associated with FB Industries acquisition	12,973
Asset impairments	$346,384

Long-lived Assets
During the third quarter of 2019, we completed an impairment assessment of the Augusta and Whitehall facilities based on current market conditions and the current and expected utilization of the facilities. The fair value was determined utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models discounted at an appropriate weighted average cost of capital. As a result, the Company recognized impairments of $109,747 and $105,727 related to the write-down of the Augusta facility, including work-in-process inventory, and the Whitehall facility, respectively, to their estimated fair value.
During the three months ended September 30, 2019, we evaluated our terminal facilities for impairment and as a result we recognized an impairment of $5,972 related to the remaining book value of certain assets associated with idled terminal facilities.
Leases
During the third quarter of 2019, we completed an impairment assessment of the right-of-use assets based on current market conditions and the current and expected utilization of the assets. The fair value was determined utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models and quoted market prices, discounted at an appropriate weighted average cost of capital. As a result, the Company recognized impairments of $76,308 related to the write-down of value of certain operating lease right-of-use assets, the railcars, to their estimated fair value.
Goodwill
During the third quarter of 2019, we performed our annual assessment of the recoverability of goodwill. As part of the Company's annual assessment of goodwill, we updated our internal business outlook for the Company, including the logistics and wellsite operations reporting unit, to consider the current economic environment that affects our operations. As part of the first step of goodwill impairment testing, we prepared a quantitative analysis of the fair value of the goodwill as of September 30, 2019, based on the weighted average valuation of the reporting unit across several income valuation approaches. The underlying results of the valuation were driven by our actual results since the acquisition dates, and the pricing, cost structures and market conditions existing as of September 30, 2019. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discount rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Specific uncertainties affecting our estimated fair value include the impact of competition, pricing for logistics and wellsite operations, future overall activity levels and demand for frac sand and related logistics services, activity levels of our significant customers and other factors affecting the rate of our future growth. As a result, we determined that the carrying value of goodwill exceeded its fair value and therefore we recognized an impairment of $35,657 associated with the goodwill that was allocated in the acquisitions of FB Industries and Proppant Logistics.
Intangible Assets
During the third quarter of 2019, we completed an impairment assessment of the intangible assets associated with the customer relationships, the trade name and trademarks acquired with the FB Industries acquisition. As of September 30, 2019, we determined that the fair value of the intangibles was less than their carrying value, resulting in an impairment of $12,973.

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
Overview
We are a fully-integrated provider of proppant and logistics services for hydraulic fracturing operations, offering frac sand production, advanced wellsite storage systems, flexible last mile services, and innovative software for real-time visibility and management across the entire supply chain. Our strategic suite of solutions provides operators and service companies in all major U.S. oil and gas basins with the ability to build safety, reliability and efficiency into every completion.
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
The Company was formed in 2012 with the contribution of the Wyeville facility from our former sponsor, Hi-Crush Proppants LLC (the "sponsor"). In separate transactions between 2013 and 2017, we acquired all of the equity interests in the Augusta, Blair and Whitehall facilities previously owned by the sponsor. In March 2017, we acquired a 1,226-acre frac sand reserve, located near Kermit, Texas, upon which we developed our Kermit facilities.
In June 2013, we acquired D&I Silica, LLC, which transformed us into an integrated Northern White frac sand producer, transporter, marketer and distributor. To continue growth in logistics services, in August 2018, the Company completed the acquisition of FB Industries Inc. ("FB Industries"), a company engaged in the engineering, design and marketing of silo-based frac sand management systems, and, in January 2019, the Company acquired BulkTracer Holdings LLC, the owner of a logistics software system, PropDispatch. Additionally, in May 2019, we completed the acquisition of Proppant Logistics LLC ("Proppant Logistics"), which owns Pronghorn Logistics, LLC ("Pronghorn"), a provider of end-to-end proppant logistics services.
In October 2018, the Company entered into a contribution agreement with the sponsor pursuant to which the Company acquired all of the then outstanding membership interests in the sponsor and the non-economic general partner interest of Hi-Crush GP LLC in the Company.
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

The following table provides a summary of our production facilities as of September 30, 2019 and our proven reserves as of December 31, 2018:

Mine/Plant Name	Mine/Plant Location	In-Service Date	Area (in acres)	Annual Capacity (in tons)	Proven Reserves (in thousands of tons)
Wyeville facility (a)	Wyeville, WI	June 2011	971	2,700,000	72,094
Augusta facility (b)	Augusta, WI	June 2012	1,187	2,860,000	42,135
Whitehall facility (c)	Whitehall, WI	September 2014	1,626	2,860,000	85,205
Blair facility	Blair, WI	March 2016	1,285	2,860,000	112,169
Kermit facilities	Kermit, TX	July 2017 / December 2018	1,226	6,000,000	100,044

(a)	In March 2019, the Company completed its 850,000 tons per year expansion of Wyeville, increasing the annual processing capacity to 2,700,000 tons of frac sand.

(b)	The Augusta facility was idled in January 2019.

(c)
In September 2018, the Company temporarily idled dry plant operations at the Whitehall facility and resumed production in January 2019. Beginning in August 2019, the Company reduced the hours of operations at the Whitehall facility.

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
Terminal Facilities
As of September 30, 2019, we own or operate 11 terminal locations throughout Pennsylvania, Ohio, Texas, Colorado and New York, of which four are idled and seven are capable of accommodating unit trains. Our terminals include approximately 135,000 tons of rail storage capacity and approximately 140,000 tons of silo storage capacity.
Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of September 30, 2019, we leased or owned 4,800 railcars used to transport sand from origin to destination and managed a fleet of 827 additional railcars dedicated to our production facilities by our customers or the Class I railroads.
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
As of September 30, 2019, we owned or leased 46 PropBeast conveyors, leased 2,978 containers from PropX, owned 13 Atlas topfill conveyors and owned 35 silo systems, which consists of a 6-pack of silos, a conveyor for transporting sand from the silos to the blender hopper and trailers used to transport the silos.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts. As of October 1, 2019, the average remaining contract term of our long-term contracts was 1.8 years with remaining terms ranging from 3 to 63 months. Each contract defines the minimum volume of frac sand that the customer is required to purchase, the volume that we are required to make available, the technical specifications of the product and the price per ton. Our contracts for sand sourced from our Wisconsin facilities are periodically negotiated to generally be reflective of market conditions and prices within certain parameters. Our contracts for sand sourced from our Kermit facilities are generally fixed price for the life of the contract. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. Delivery of sand to our customers may occur at the production facility, rail origin, terminal or wellsite.
We generate other revenues through the performance of our logistics and wellsite operations and services, which includes transportation, equipment rental, and labor services, and through activities performed at our in-basin terminals, including transloading sand for counterparties, lease of storage space and other services performed on behalf of our customers.

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
Other Cost of Sales
The principal expenses associated with the sale of silo systems and related equipment are the cost of the equipment generally manufactured by third parties, as well as testing and delivery charges to the location specified by the customer. These expenses are capitalized into equipment inventory and charged to cost of goods sold when delivery is completed to the customer.
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
EBITDA and Adjusted EBITDA
We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus; (i) depreciation, depletion and amortization; (ii) interest expense, net of interest income; and (iii) income tax expense (benefit). We define Adjusted EBITDA as EBITDA, plus; (i) non-cash impairments of goodwill and other assets; (ii) change in estimated fair value of contingent consideration; (iii) earnings (loss) from equity method investments; (iv) gain on remeasurement of equity method investments; (v) loss on extinguishment of debt; and (vi) non-recurring business development costs and other items. EBITDA and Adjusted EBITDA are supplemental measures utilized by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.
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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$(268,497)	$27,138	$(392,188)	$147,525
Depreciation, depletion and amortization expense	16,093	11,588	44,800	30,930
Interest expense	11,790	8,012	34,186	15,207
Income tax expense (benefit)	(81,982)	—	34,425	—
EBITDA	(322,596)	46,738	(278,777)	193,662
Non-cash impairment of assets	346,384	—	346,384	—
Change in estimated fair value of contingent consideration	(5,181)	—	(5,853)	—
Earnings from equity method investments	(1,880)	(1,624)	(4,280)	(3,934)
Gain on remeasurement of equity method investment	—	—	(3,612)	—
Loss on extinguishment of debt	—	6,233	—	6,233
Non-recurring business development costs and other items (a)	1,173	701	6,313	1,785
Adjusted EBITDA	$17,900	$52,048	$60,175	$197,746

(a)
Non-recurring business development costs and other items for the three and nine months ended September 30, 2019, are primarily associated with the Conversion, business acquisitions and severance costs associated with staffing reductions. Non-recurring business development costs and other items for the three and nine months ended September 30, 2018, are primarily associated with lease termination fees and expenses associated with the relocation of our corporate offices, following displacement from Hurricane Harvey, and business development and legal costs.

The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2019
Net cash provided by operating activities	$3,123	$12,098
Less: Maintenance capital expenditures	(3,328)	(11,051)
Less: Growth capital expenditures (a)	(4,893)	(24,060)
Free cash flow	$(5,098)	$(23,013)

(a)
We have excluded growth capital expenditures of $174 and $31,219 spent during the three and nine months ended September 30, 2019, respectively, related to construction projects associated with completion of our second Kermit facility and expansion at our Wyeville facility, both of which were fully-funded in 2018. All other growth capital expenditures related to investments in our logistics and wellsite operations are included in the above.

Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows may not be comparable between periods for the following reasons:

•
On May 7, 2019, we completed the acquisition of Proppant Logistics, which owns Pronghorn. On May 7, 2019, the Company completed the acquisition of Proppant Logistics, which owns Pronghorn, a provider of end-to-end proppant logistics services. Accordingly, our financial statements reflect increased operating costs and general and administrative expenses associated with the Pronghorn operations during the three months ended September 30, 2019 as compared to the same period of 2018.

•
On August 1, 2018, we completed the acquisition of FB Industries Inc. On August 1, 2018, the Company purchased FB Industries, a company engaged in the engineering, design and marketing of silo-based frac sand management systems. Accordingly, our financial statements reflect increased sales of equipment, costs of goods sold, related operating costs and general and administrative expenses associated with the FB Industries operations during the nine months ended September 30, 2019 as compared to the same period of 2018. In connection with the acquisition of FB Industries, the purchase and sale agreement contained certain contingent consideration arrangements from the date of closing to December 31, 2021, dependent upon leases or sales of certain silo equipment. Subsequent changes in fair value of the contingent consideration after the measurement period are recognized in earnings in the period identified. During the three and nine months ended September 30, 2019, the Company recorded an adjustment to the fair value of contingent consideration associated with the FB Industries acquisition in the amount of $5,181 and $5,853, respectively.

•
We commenced operations at our second Kermit production facility in December 2018. The Kermit 2 facility commenced operations and sales of frac sand at the end of 2018, which contributed to an increase in in-basin sand volumes produced and delivered during the nine months ended September 30, 2019 as compared to the same period of 2018.

•
Our Augusta production facility was idled in January 2019. In January 2019, we idled our Augusta facility, which contributed to a decrease in volumes produced and delivered during the nine months ended September 30, 2019 as compared to the same period of 2018.

•
We reduced the hours of operation at our Whitehall production facility beginning in August 2019. The Company temporarily idled dry plant operations at the Whitehall facility in September 2018 and resumed production in January 2019. Beginning in August 2019, the Company reduced the hours of operations at the Whitehall facility.

•
We realized asset impairments during the three and nine months ended September 30, 2019. During the nine months ended September 30, 2019, we saw a significant decrease in the price of our common stock resulting in an overall reduction in our market capitalization, and our recorded net book value exceeded our market capitalization as of September 30, 2019. In addition, as a result of the current demand for frac sand and related logistics services and continued pricing pressure for both Northern White and in-basin sand, during the third quarter of 2019, we completed an impairment assessment of goodwill and long-lived assets, including property, plant and equipment, right-of-use assets, and intangible assets based on current market conditions and the current and expected utilization of the assets. Asset impairments for the three and nine months ended September 30, 2019 totaled $346,384.

•
We terminated our second amended and restated credit agreement and senior secured term loan credit facility on August 1, 2018. On August 1, 2018, the Company completed the private placement of $450,000 aggregate principal amount of its 9.50% Senior Notes and entered into the ABL Credit Facility. Upon closing on the Senior Notes and ABL Credit Facility, the Company terminated its second amended and restated credit agreement ("Revolving Credit Agreement") and senior secured term loan credit facility ("Term Loan Credit Facility"). In connection with the terminations, the Company recognized a $6,233 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.

Market Conditions
Demand for frac sand and related logistics services began to face increasing challenges during the latter part of the third quarter of 2019, driven principally by reduced well completions activity. Demand for the remainder of 2019 remains challenged and uncertain as exploration and production companies ("E&Ps") remain focused on capital discipline and begin to assess their 2020 capital investment budgets in a dynamic commodity price environment, combined with normal seasonality. Market experts forecast that well completion activity will decline significantly during the fourth quarter of 2019, driven by E&P capex budget exhaustion and other seasonal factors, while improving somewhat in the first half of 2020.
Logistics and wellsite management services for frac sand remain a critical component of the overall frac sand supply chain, with demand drivers similar to that of frac sand. New competitors and solutions have entered the market on the supply side of logistics and wellsite management services, principally replacing first generation frac sand delivery and storage mechanisms, along with the less efficient delivery mechanisms represented by pneumatic trucking. While competition for logistics and wellsite management services does exist in the form of equipment suppliers or service providers, pricing for equipment and services has remained relatively stable, as customers remain focused on reliable and cost-efficient delivery systems, wellsite storage solutions, and sand supply.
Industry experts currently estimate total frac sand demand in 2019 to be approximately 115 million tons, flat as compared to total frac sand demand in 2018, and significantly higher than historical levels. Demand for frac sand reduced significantly during the latter part of 2018 as commodity prices and well completion activity declined, followed by a partial recovery in demand throughout the first half of 2019 as commodity prices and well completion activity improved. While some experts currently estimate total frac sand demand in 2020 will exceed 2019 levels, the pace and timing of any potential improvement remains uncertain.

Due to challenging market conditions for frac sand, production capacity is being rationalized through reduced hours of operations as well as idling or permanent shutdown of both in-basin and Northern White production facilities. Despite this reduction of supply, nameplate and available frac sand capacity remains in excess of near-term demand. Over the intermediate and long-term, we believe frac sand facilities producing Northern White or in-basin sand at a higher cost will remain idled or permanently shut down due to unprofitable production economics. At this time it is not possible to determine if additional facilities will be idled, shut down, or reduce hours of operations, or the exact timeframe in which such actions would be taken. We believe all new capacity added in 2017 and 2018 has been completed and fully ramped to meet customer demand, and we do not believe that any significant new-build or expansion capacity is being contemplated by the industry at this time.
The oversupply of frac sand has resulted in a significant reduction in pricing for Northern White and in-basin sand. A significant decline in demand began in late-2018, resulting in pricing weakness that continued into the first quarter of 2019. Pricing conditions improved somewhat exiting the first quarter of 2019, and remained roughly flat in the second quarter of 2019, as E&Ps reset annual capital budgets and invested in new drilling and completion activity. Weakness began to emerge again during the latter part of the third quarter of 2019. Pricing pressure remains in place, particularly on spot volumes, and is expected to persist.
The following table presents sales, volume and pricing comparisons for the third quarter of 2019, as compared to the second quarter of 2019:

	Three Months Ended
	September 30,	June 30,		Percentage
	2019	2019	Change	Change
Frac sand sales revenues	$114,160	$125,884	$(11,724)	(9)%
Other revenues	$58,812	$52,117	$6,695	13%
Tons sold	2,685,736	2,662,086	23,650	1%
Average price per ton sold	$43	$47	$(4)	(9)%
Revenues generated from the sale of frac sand decreased by 9% from the second quarter of 2019 despite volumes sold remaining flat, as continued pricing pressure was seen for both Northern White and in-basin sand. Average sales price was $43 per ton for the third quarter of 2019 compared to $47 per ton in the second quarter of 2019, with the decrease being attributable to pricing pressures and change in final delivery points.
Other revenues are related to logistics and wellsite operations and equipment sales. The 13% increase in other revenues over the second quarter of 2019 was due primarily to increased demand for logistics services, including through the acquisition of Proppant Logistics in May 2019. Volumes sold through our logistics and wellsite operations increased by 22% from the second quarter of 2019, total truck load volume increased 22% in the same time period, principally as a result of the acquisition of Proppant Logistics in May 2019.

Results of Operations
The following table presents revenues and expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$172,972	$213,972	$510,883	$680,605
Costs of goods sold:
Production costs	28,539	39,715	89,895	125,313
Logistics costs	113,202	107,868	317,866	318,784
Other costs of sales	1,719	—	7,493	—
Depreciation, depletion and amortization	14,320	10,241	39,654	28,522
Gross profit	15,192	56,148	55,975	207,986
Operating costs and expenses	355,761	16,389	387,444	42,955
Income (loss) from operations	(340,569)	39,759	(331,469)	165,031
Other income (expense):
Earnings from equity method investments	1,880	1,624	4,280	3,934
Gain on remeasurement of equity method investment	—	—	3,612	—
Interest expense	(11,790)	(8,012)	(34,186)	(15,207)
Loss on extinguishment of debt	—	(6,233)	—	(6,233)
Income (loss) before income tax	(350,479)	27,138	(357,763)	147,525
Income tax expense (benefit)	(81,982)	—	34,425	—
Net income (loss)	$(268,497)	$27,138	$(392,188)	$147,525
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenues
The following table presents sales, volume and pricing comparisons for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018:

	Three Months Ended
	September 30,			Percentage
	2019	2018	Change	Change
Frac sand sales revenues	$114,160	$177,585	$(63,425)	(36)%
Other revenues	$58,812	$36,387	$22,425	62%
Tons sold	2,685,736	2,775,360	(89,624)	(3)%
Average price per ton sold	$43	$64	$(21)	(33)%
Revenues generated from the sale of frac sand were $114,160 and $177,585 for the three months ended September 30, 2019 and 2018, respectively, during which we sold 2,685,736 and 2,775,360 tons of frac sand, respectively. The volume decrease is primarily driven by an increase in the available supply of locally produced in-basin sand, particularly in the Permian Basin, which has resulted in reduced levels of demand for Northern White sand, as evidenced by a 26% decrease in Northern White sand volumes during third quarter of 2019 compared to the same period in 2018. Offsetting the decreased Northern White volumes sold was a 46% increase in volumes produced and sold from our in-basin Kermit facilities, as the second Kermit facility began operations in December 2018. Average sales price per ton was $43 and $64 for the three months ended September 30, 2019 and 2018, respectively, with the decrease being attributable to the increased percentage of our total volumes coming from our in-basin Kermit facilities as 44% of volumes sold for the three months ended September 30, 2019 compared to 29% of volumes sold from our Kermit facility for the same period in 2018, as well as the aforementioned pricing pressures coming to bear in the overall market for frac sand during third quarter 2019.

Other revenues related principally to our integrated logistics and wellsite operations was $57,420 and $36,387 for the three months ended September 30, 2019 and 2018, respectively. Other revenues generated from the sales of silo and related logistics equipment was $1,392 for the three months ended September 30, 2019. The increase in total other revenues is attributable to year-over-year growth of our integrated logistics and wellsite services, including the acquisitions of FB Industries in August 2018 and Proppant Logistics in May 2019.
Costs of Goods Sold – Production Costs
We incurred production costs of $28,539 and $39,715 for the three months ended September 30, 2019 and 2018, respectively. The decrease in production costs between the comparable periods was driven by a change in the mix of where our volumes were produced.  In the comparable periods, volumes produced and delivered from our Wisconsin facilities declined 26%, primarily due to the displacement of Northern White sand in the Permian Basin, while quarterly volumes produced at our in-basin production facilities increased 46%, primarily due to the completion of our second Kermit facility in December 2018.  The costs of production at our in-basin Kermit facilities are generally lower than the average production costs of our Wisconsin facilities. For the three months ended September 30, 2019 and 2018, we purchased $645 and $2,975, respectively, of sand and other proppants from third party suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $113,202 and $107,868 for the three months ended September 30, 2019 and 2018, respectively. Despite logistics costs remaining relatively flat, the underlying make-up of these costs reflects the change which has taken place in our industry over the past twelve months, as in the comparable periods volumes sold through our in-basin terminal network decreased 16%, resulting in a 22% decrease in associated rail freight costs. The higher percentage decrease in rail freight costs than total in-basin sand sales reflects the continued displacement of Northern White sand from the Permian Basin, which generally has higher freight rates from our Wisconsin production facilities than tariffs to other basins.  During the three months ended September 30, 2019, 11% of Northern White sand sold via in-basin terminals occurred in the Permian Basin as compared to 43% for the same period in 2018. This decrease in freight costs was offset by a 36% increase in volumes sold through our logistics and wellsite operations in the comparable periods, which resulted in increased trucking costs, coupled with additional headcount and staffing for those operations, and increased levels of repairs and maintenance on last mile equipment.
Costs of Goods Sold – Other Costs of Sales
We incurred $1,719 of other costs of sales in the three months ended September 30, 2019, primarily related to the costs of manufacturing, assembling and delivery of silo systems, conveyors and other equipment sold to our customers, subsequent to the acquisition of FB Industries in August 2018.
Costs of Goods Sold – Depreciation, Depletion and Amortization
For the three months ended September 30, 2019 and 2018, we incurred $14,320 and $10,241, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation. The increase was primarily attributable to increased mining and depletion of our in-basin reserves upon completion in December 2018 of construction of our second Kermit facility, with production volumes up 49% in the comparable periods. Also contributing to the increase was depreciation on last mile equipment acquired during the second half of 2018, primarily from the acquisition of FB Industries.
Gross Profit
Gross profit was $15,192 and $56,148 for the three months ended September 30, 2019 and 2018, respectively. Gross profit percentage decreased to 9% in the third quarter of 2019 from 26% in the third quarter of 2018. The decline was primarily driven by decreased prices during the 2019 period compared to 2018, as increased sand supply over the past twelve months, rising from the influx of in-basin production, specifically in the Permian Basin, drove down the price of proppant in basins across the U.S.
Operating Costs and Expenses
General and administrative expenses was $12,020 and $14,164 for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, the Company had $541 of non-recurring business development and legal costs. For the three months ended September 30, 2018, the Company had $701 of non-recurring business development and legal costs. Absent the non-recurring costs, the general and administrative expenses for the three months ended September 30, 2019 decreased compared to the same period in 2018 due to increased focus on cost reductions and decreased headcount and related compensation expense.
Depreciation and amortization was $1,773 and $1,347 for the three months ended September 30, 2019 and 2018, respectively.
During the three months ended September 30, 2019, the Company recorded asset impairments of $346,384 primarily related to $215,474 of impairments on the write-down of the Augusta facility, including the work-in-process inventory, and the Whitehall facility to their estimated fair value, $76,308 of impairments on railcar operating lease right-of-use assets, $35,657 of goodwill impairment and $12,973 of impairments on certain intangible assets.

During the three months ended September 30, 2019, the Company recorded a decrease to the fair value of contingent consideration associated with the FB Industries acquisition resulting in a gain in the amount of $5,181.
During the three months ended September 30, 2019, the Company incurred $658 of other operating expenses primarily associated with staffing reductions. During the three months ended September 30, 2018, the Company incurred $754 of other operating expenses primarily related to environmental restoration efforts and road repairs in the communities in which we operate.
Earnings from Equity Method Investments
During the three months ended September 30, 2019 and 2018, the Company recognized earnings of $1,880 and $1,624, respectively, from its equity method investments, comprised primarily of our investment in Proppant Express Investments, LLC ("PropX").
Interest Expense
Interest expense was $11,790 and $8,012 for the three months ended September 30, 2019 and 2018, respectively, principally associated with the interest on our Senior Notes in 2019 and our previous Term Loan Credit Facility in 2018. The increase in interest expense during the 2019 period was primarily driven by the issuance of $450,000 of 9.50% Senior Notes in August 2018 compared to the $199,000 outstanding through August 1, 2018 on the Term Loan Credit Facility, which carried an interest rate of 6.10% for the same period in 2018.
Loss on Extinguishment of Debt
During the three months ended September 30, 2018, the Partnership terminated the Revolving Credit Agreement and the Term Loan Credit Facility. In connection with the terminations, the Partnership recognized a $6,233 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.
Income Tax
During the three months ended September 30, 2019, the Company recognized an income tax benefit of $81,982 on the loss before income taxes resulting principally from the asset impairments. Prior to the Conversion, the Company was not subject to income tax.
Net Income (Loss)
Net loss was $268,497 for the three months ended September 30, 2019, compared to net income of $27,138 for the three months ended September 30, 2018.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenues
The following table presents sales, volume and pricing comparisons for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018:

	Nine Months Ended
	September 30,			Percentage
	2019	2018	Change	Change
Frac sand sales revenues	$355,135	$581,772	$(226,637)	(39)%
Other revenues	$155,748	$98,833	$56,915	58%
Tons sold	7,759,084	8,430,491	(671,407)	(8)%
Average price per ton sold	$46	$69	$(23)	(33)%
Revenues generated from the sale of frac sand were $355,135 and $581,772 for the nine months ended September 30, 2019 and 2018, respectively, during which we sold 7,759,084 and 8,430,491 tons of frac sand, respectively. The volume decrease is primarily driven by an increase in the available supply of locally produced in-basin sand, particularly in the Permian Basin, in the comparable periods, which has resulted in reduced levels of demand for Northern White sand, and led to the idling of the Augusta facility in first quarter of 2019. Offsetting the decreased Northern White volumes sold was a 43% increase in volumes produced and sold from our in-basin Kermit facilities. Average sales price per ton was $46 and $69 for the nine months ended September 30, 2019 and 2018, respectively, with the decrease generally being attributable to the increased percentage of our total volumes coming from our in-basin Kermit facilities as 44% of volumes sold for the nine months ended September 30, 2019 compared to 28% of volumes sold from our Kermit facility for the same period in 2018, as well as the aforementioned pricing pressures coming to bear in the overall market for frac sand during third quarter 2019.

Other revenues related principally to our integrated logistics and wellsite operations was $146,779 and $98,833 for the nine months ended September 30, 2019 and 2018, respectively. Other revenues generated from the sales of silo and related logistics equipment was $8,969 for the nine months ended September 30, 2019. The increase in total other revenues is attributable to year-over-year growth of our integrated logistics and wellsite services, including the acquisitions of FB Industries in August 2018 and Proppant Logistics in May 2019.
Costs of Goods Sold – Production Costs
We incurred production costs of $89,895 and $125,313 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in production costs between the comparable periods was driven by a change in the mix of where the volumes were produced.  In the comparable periods, volumes produced and delivered from our Wisconsin facilities declined 28%, primarily due to the displacement of Northern White sand in the Permian Basin, while volumes produced at our in-basin production facilities increased 43%, primarily due to the completion of our second Kermit facility in December 2018.  The costs of production at our in-basin Kermit facilities are generally lower than the average production costs of our Wisconsin facilities. For the nine months ended September 30, 2019 and 2018, we purchased $2,946 and $14,788, respectively, of sand and other proppants from third-party suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $317,866 and $318,784 for the nine months ended September 30, 2019 and 2018, respectively. Despite logistics costs remaining relatively flat, the underlying make-up of these costs reflects the change which has taken place in our industry over the past twelve months, as in the comparable periods volumes sold through our in-basin terminal network decreased 21% during the nine months ended September 30, 2019, resulting in a decrease in rail freight costs. The higher percentage decrease in rail freight costs than total in-basin sand sales reflects the continued displacement of Northern White sand from the Permian Basin, which generally has higher freight rates from our Wisconsin production facilities than tariffs to other basins.  This decrease in rail freight costs was offset by increased trucking costs from the growth of our logistics and wellsite operations in the comparable periods, coupled with additional headcount and staffing for those operations, and increased levels of repairs and maintenance on last mile equipment.
Costs of Goods Sold - Other Costs of Sales
We incurred $7,493 of other costs of sales in the nine months ended September 30, 2019, primarily related to the costs of manufacturing, assembling and delivery of silo systems, conveyors and other equipment sold to our customers, subsequent to the acquisition of FB Industries in August 2018.
Costs of Goods Sold – Depreciation, Depletion and Amortization
For the nine months ended September 30, 2019 and 2018, we incurred $39,654 and $28,522, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation. The increase was primarily attributable to increased mining and depletion of our in-basin reserves upon completion of our second Kermit facility in December 2018, with production volumes up 43% in the comparable periods.  Also contributing to the increase was depreciation on last mile equipment acquired during the second half of 2018, primarily from the acquisition of FB Industries.
Gross Profit
Gross profit was $55,975 and $207,986 for the nine months ended September 30, 2019 and 2018, respectively. Gross profit percentage decreased to 11% in the first half of 2019 from 31% in the first half of 2018. The decline was primarily driven by decreased prices and volumes during the 2019 period compared to 2018 as increased sand supply from the proliferation of in-basin production, specifically in the Permian Basin, has driven down the price of proppant in basins across the U.S.
Operating Costs and Expenses
General and administrative expenses was $39,843 and $38,050 for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, the Company had $4,685 of non-recurring business development and legal costs primarily associated with the Conversion and business acquisitions. For the nine months ended September 30, 2018, the Company had $1,785 of non-recurring business development and legal costs and lease termination costs associated with the relocation of our corporate offices. Absent the non-recurring costs, the general and administrative expenses for the nine months ended September 30, 2019 decreased compared to the same period in 2018 due to increased focus on cost reductions and decreased headcount and related compensation expense.
Depreciation and amortization was $5,146 and $2,408 for the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily attributable to increased amortization expense associated with intangible assets acquired from FB Industries.
During the nine months ended September 30, 2019, the Company recorded asset impairments of $346,384 primarily related to $215,474 of impairments on the write-down of the Augusta facility, including the work-in-process inventory, and the Whitehall facility to their estimated fair value, $76,308 of impairments of railcar operating lease right-of-use assets, $35,657 of goodwill impairment and $12,973 of impairments on certain intangible assets.

During the nine months ended September 30, 2019, the Company recorded a decrease to the fair value of contingent consideration associated with the FB Industries acquisition resulting in a gain in the amount of $5,853.
During the nine months ended September 30, 2019, the Company incurred $1,558 of other operating expenses primarily associated with staffing reductions. During the nine months ended September 30, 2018, the Company incurred $2,124 of other operating expenses primarily related to the settlement of a contract dispute and environmental restoration efforts and road repairs in the communities in which we operate.
Earnings from Equity Method Investments
During the nine months ended September 30, 2019 and 2018, the Company recognized earnings of $4,280 and $3,934, respectively, from its equity method investments, comprised primarily of our investment in PropX.
Gain on Remeasurement of Equity Method Investment
During the nine months ended September 30, 2019, the Company recognized a gain of $3,612 on the remeasurement of our equity method investment in connection with acquiring the remaining 34% ownership interest in Proppant Logistics on May 7, 2019.
Interest Expense
Interest expense was $34,186 and $15,207 for the nine months ended September 30, 2019 and 2018, respectively, principally associated with the interest on our Senior Notes in 2019 and our previous Term Loan Credit Facility in 2018. The increase in interest expense during the 2019 period was driven by the issuance of $450,000 of 9.50% Senior Notes in August 2018 compared to the $199,000 outstanding through August 1, 2018 on the Term Loan Credit Facility, which carried an interest rate of 6.10% for the same period in 2018.
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
Income Tax
During the nine months ended September 30, 2019, the Company recognized an income tax expense of $34,425, primarily associated with the initial deferred tax liability of $115,488 recorded on May 31, 2019 as a result of the Conversion, offset by the tax benefit on the loss before income taxes resulting principally from the asset impairments. Prior to the Conversion, the Company was not subject to income tax.
Net Income (Loss)
Net loss was $392,188 for the nine months ended September 30, 2019, compared to net income of $147,525 for the nine months ended September 30, 2018.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be available cash, cash generated by our operations, and if needed, supplemented by borrowings under our ABL Credit Facility, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and debt service obligations, including interest payments. As of October 31, 2019, our sources of liquidity consisted of $52,343 of available cash and $47,531 pursuant to available borrowings under our ABL Credit Facility ($68,545, net of $21,014 letter of credit commitments).
We expect that our future principal uses of cash will be for capital expenditures, funding debt service obligations and working capital, as well as any repurchases of common stock or debt repurchases.
Senior Notes and ABL Credit Facility
As of October 31, 2019, we have $450,000 of 9.50% Senior Notes which mature on August 1, 2026 and had $47,531 of undrawn borrowing capacity ($68,545, net of $21,014 letter of credit commitments) under our ABL Credit Facility. The ABL Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. As of September 30, 2019, we are in compliance with the covenants contained in the ABL Credit Facility.
Borrowings under our Senior Notes and ABL Credit Facility are secured by substantially all of our assets. In addition, our subsidiaries have guaranteed our obligations under both credit agreements and have granted the lenders security interests in substantially all of their respective assets. For additional information regarding our Senior Notes and ABL Credit Facility, see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.

Credit Ratings
As of October 31, 2019, the credit rating of the Company’s Senior Notes was B3 from Moody’s Investors Service Inc. and B- from Standard and Poor’s.
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
Off-Balance Sheet Arrangements
As of September 30, 2019, there were $41,444 in surety bonds outstanding related to various performance obligations. These were issued in the ordinary course of our business and are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement, and our management believes these surety bonds will expire without being funded.
Stock Repurchase Program
On June 8, 2019, the Company's board of directors approved a new stock repurchase program of up to $25,000, effective immediately and authorized through June 30, 2020. The stock repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. As of October 31, 2019, the Company has repurchased a total of 1,177,731 common shares for a total cost of $3,151, with $21,849 remaining under its approved stock repurchase program.
Capital Requirements
Capital expenditures totaled $66,330 during the nine months ended September 30, 2019. Maintenance capex for the nine months ended September 30, 2019 was $11,051. Growth capex for the nine months ended September 30, 2019 was $24,060, primarily related to spending on logistics assets, including new topfill conveyor systems and trailers. Carryover growth capex from 2018 for construction projects associated with completion of our second Kermit facility and expansion at our Wyeville facility totaled $31,219. These expansion initiatives were fully-funded in 2018.
For the remainder of 2019, maintenance and growth capex is expected to range between $7,000 and $10,000.
Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Company's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Company closely manages, or (3) major structural changes in the Company's asset base or business operations, such as any acquisition, divestitures or organic capital expenditures. As of September 30, 2019, we had a positive working capital balance of $58,009 as compared to $19,041 at December 31, 2018.
The following table summarizes our working capital as of the dates indicated:

	September 30, 2019	December 31, 2018
Current assets:
Accounts receivable, net	$95,122	$101,029
Inventories	45,168	57,089
Prepaid expenses and other current assets	13,396	13,239
Total current assets	153,686	171,357
Current liabilities:
Accounts payable	47,370	71,039
Accrued and other current liabilities	36,596	61,337
Current portion of deferred revenues	11,711	19,940
Total current liabilities	95,677	152,316
Working capital	$58,009	$19,041

Accounts receivable decreased $5,907 during the nine months ended September 30, 2019, primarily driven by a decrease of $16 in the average sales price per ton sold in the third quarter of 2019 compared to the fourth quarter of 2018, offset by a 36% increase in volumes sold during the third quarter of 2019 compared to the fourth quarter of 2018.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant, and finished goods sand located at our terminals or at the wellsite. The decrease in our inventory of $11,921 was primarily driven by the impairment of work-in-process inventory at our Augusta production facility during the third quarter of 2019 and wintertime depletion of the washed sand stockpiles at our Wisconsin production facilities at September 30, 2019 as compared to December 31, 2018.
Accounts payable and accrued liabilities decreased by $48,410 on a combined basis, resulting primarily from the payment of construction costs related to our second Kermit facility and the expansion of our Wyeville facility.
Current portion of deferred revenues represent prepayments from customers for future deliveries of frac sand to be made within the next twelve months.
The following table provides a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$12,098	$195,332
Investing activities	(69,385)	(109,183)
Financing activities	(8,623)	87,132
Cash Flows - Nine Months Ended September 30, 2019 and 2018
Operating Activities
Net cash provided by operating activities was $12,098 and $195,332 for the nine months ended September 30, 2019 and 2018, respectively. Operating cash flows include net loss of $392,188 and net income of $147,525 during the nine months ended September 30, 2019 and 2018, respectively, adjusted for non-cash operating expenses and the changes in operating assets and liabilities described above. The decrease in cash flows from operations was primarily attributable to decreased average sales pricing per ton with decreased sales volumes, which reduced gross profit margins. Also contributing was a greater build in working capital in the nine months ended September 30, 2019 as compared to the same period of 2018.
Investing Activities
Net cash used in investing activities was $69,385 for the nine months ended September 30, 2019, and was comprised primarily of $66,330 of capital expenditures, $4,229 of net cash paid for business acquisitions, offset by $1,669 of proceeds from the sale of property, plant and equipment.
Capital expenditures for the nine months ended September 30, 2019 consisted of $11,051 of maintenance capex, $24,060 of growth capex primarily related to spending on logistics assets, and $31,219 of 2018 carryover growth capex associated with construction projects associated with completion of our second Kermit facility and expansion at our Wyeville facility.
Net cash used in investing activities was $109,183 for the nine months ended September 30, 2018, and was comprised of $69,310 of capital expenditures primarily associated with the development of our Kermit 2 facility, various projects at our production facilities and terminals, and equipment purchases for our logistics and wellsite operations, $34,932 of net cash paid for a business acquisition and $8,095 of equity method investment capital contributions, offset by $3,154 of proceeds from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $8,623 for the nine months ended September 30, 2019, and was comprised primarily of $3,151 of repurchases of common stock under the stock repurchase program, $3,237 for the repayment of an acquired credit facility and $2,958 of repayments on long-term debt.
Net cash provided by financing activities was $87,132 for the nine months ended September 30, 2018, and was comprised primarily of $9,426 of repurchases of common units under the unit buyback program, $104,951 of distributions paid to our unitholders, $35,561 of distributions paid to members of the sponsor, $11,425 of loan origination costs and $202,588 of repayments on long-term debt, including the balance of our Term Loan Credit Facility. The repayment was financed through the issuance of $450,000 of 9.50% Senior Notes.

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
A discussion of our significant accounting policies is included in Note 2 - Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed with the SEC on February 20, 2019. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, estimates and assumptions for our mineral reserves and its impact on calculating our depreciation and depletion expense under the units-of production depreciation method, estimates of fair value for reporting units and asset impairments (including impairments of goodwill and other long-lived assets), estimating potential loss contingencies, inventory valuation, valuation of stock-based compensation, valuation of right-of-use assets (including potential impairments) and lease liabilities, estimated fair value of contingent consideration in the future, the determination of income tax provisions and the estimated cost of future asset retirement obligations.
Impairment of Long-lived Assets
Recoverability of investments in property, plant and equipment, and other long-lived assets is evaluated if events or circumstances indicate the impairment of an asset may exist, based on reporting units, which management has defined as the mine and terminal operations and the logistics and wellsite operations. Estimated future undiscounted net cash flows are calculated using estimates, including but not limited to estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors), operating costs and anticipated capital expenditures. Reductions in the carrying value of our investment are only recorded if the undiscounted cash flows are less than our book basis in the applicable assets.
Impairment losses are recognized based on the extent that the remaining investment exceeds the fair value, which is determined based upon the estimated future discounted net cash flows to be generated by the property, plant and equipment and other long-lived assets.
Management’s estimates of future sales prices, recoverable proven and probable reserves, asset utilization and operating and capital costs, among other estimates, are subject to certain risks and uncertainties which may affect the recoverability of our investments in property, plant and equipment and other long-lived assets. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term, which could adversely affect management’s estimate of the net cash flows expected to be generated from its operating assets.
During the nine months ended September 30, 2019, we saw a significant decrease in the price of our common stock resulting in an overall reduction in our market capitalization, and our recorded net book value exceeded our market capitalization as of September 30, 2019.  We therefore updated our internal business outlook for the Company to consider the current economic environment that affects our operations. We allocated the enterprise fair value to the reporting units and determined that the fair value of our net assets in the logistics and wellsite operations reporting unit exceeded its carrying value and therefore there was no impairment of long-lived assets in the logistics and wellsite operations reporting unit as of September 30, 2019. Utilizing the allocation of the enterprise fair value to the mine and terminal operations reporting unit, we assessed qualitative factors and determined that we could not conclude that it was more likely than not that the fair value of our net assets exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the mine and terminal operations assets as of September 30, 2019, and determined there was not sufficient undiscounted cash flows to recover the value of the long-lived assets. Upon completion of the valuation exercise, it was determined that there was impairments of certain long-lived assets as of September 30, 2019.

Leases
On January 1, 2019, we adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) using the modified retrospective transition method, utilizing the simplified transition option available, which allows entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. We have elected to apply certain practical expedients, whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. Upon adoption of the new leasing standard on January 1, 2019, we recognized $135,480 of operating lease right-of-use assets, including any lease prepayments made, initial direct costs incurred and excludes lease incentives received, and $127,018 of related operating lease liabilities on the Consolidated Balance Sheet. The impact of adoption of the new leasing standard had no impact to the opening balance of retained earnings on the Consolidated Balance Sheet or to the Consolidated Statements of Operations.
At inception of a contract, the Company determines if it includes a lease. The Company evaluates the lease against the lease classification criteria within Topic 842. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease. All other leases are accounted for as operating leases. When a lease is identified, a right-of-use asset and the corresponding lease liability are recorded on the Condensed Consolidated Balance Sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. In the event a lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease right-of-use assets also include any lease prepayments made, initial direct costs incurred and excludes lease incentives received. The operating lease liabilities also include any deferred rent accrued. We generally do not include renewal or termination options in our assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. For all leases with a term of 12 months or less, we elected the practical expedient to not recognize lease assets and liabilities. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Right-of-use assets are assessed periodically for impairment if events or circumstances occur that indicate the carrying amount of the asset may not be recovered. We monitor events and modifications of existing lease agreements that would require reassessment of the lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right-of-use asset.
As a result of the allocation of the enterprise fair value to the mine and terminal operations reporting unit, we assessed qualitative factors and determined that we could not conclude that it was more likely than not that the fair value of our net assets exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the right-of-use assets as of September 30, 2019, and determined there was not sufficient undiscounted cash flows to recover the value of certain right-of-use assets. Upon completion of the valuation exercise, it was determined that there was impairments of certain right-of-use assets as of September 30, 2019.
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company performs an assessment of the recoverability of goodwill during the third quarter of each fiscal year, or more often if events or circumstances indicate the impairment of an asset may exist. Our assessment of goodwill is based on qualitative factors to determine whether the fair value of the reporting unit is more likely than not less than the carrying value. An additional quantitative impairment analysis is completed if the qualitative analysis indicates that the fair value is not substantially in excess of the carrying value. The quantitative analysis determines the fair value of the reporting unit based on the discounted cash flow method and relative market-based approaches. Our annual assessment of goodwill performed during the third quarter of 2019 was prepared in accordance with ASU 2017-14, Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test.
During the third quarter of 2019, we performed our annual assessment of the recoverability of goodwill. As part of the Company's annual assessment of goodwill, we updated our internal business outlook for the Company, including the logistics and wellsite operations reporting unit, to consider the current economic environment that affects our operations. As part of the first step of goodwill impairment testing, we prepared a quantitative analysis of the fair value of the goodwill as of September 30, 2019, based on the weighted average valuation of the reporting unit across several income valuation approaches. The underlying results of the valuation were driven by our actual results since the acquisition dates, and the pricing, cost structures and market conditions existing as of September 30, 2019. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discount rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Specific uncertainties affecting our estimated fair value include the impact of competition, pricing for logistics and wellsite operations, future overall activity levels and demand for frac sand and related logistics services, activity levels of our significant customers and other factors affecting the rate of our future growth. As a result, we determined that the carrying value of goodwill exceeded its fair value and therefore we recognized an impairment of the goodwill that was allocated in the acquisitions of FB Industries and Proppant Logistics.

Intangible Assets
The Partnership amortizes the cost of other intangible assets on a straight line basis over their estimated useful lives, ranging from 1 to 20 years. An impairment assessment is performed if events or circumstances occur and may result in the change of the useful lives of the intangible assets. During the third quarter of 2019, we completed an impairment assessment of the intangible assets associated with the customer relationships, the trade name and trademarks acquired with the FB Industries acquisition. As of September 30, 2019, we determined that the fair value of the intangibles was less than their carrying value, resulting in an impairment.
For additional information relating to our asset impairments refer to Note 16 - Asset Impairments of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements."
Income Taxes
As a result of the Conversion completed on May 31, 2019, the Company converted from an entity treated as a partnership for U.S. federal income tax purposes to an entity treated as a corporation for U.S. federal income tax purposes and is therefore subject to U.S. federal, foreign and state and local corporate income tax. The Conversion resulted in the Company obtaining a partial step-down in the tax basis of certain assets. On the date of the Conversion, we recorded an estimated net tax expense and estimated net deferred tax liability of $115,488 relating to the Conversion as well as this partial step-down in tax basis. Our overall tax provision is based on, among other things, an estimate of the amount of such partial step-down in tax basis that is derived from an analysis of the basis of our unitholders in their ownership of Hi-Crush common units at December 31, 2018 and estimated asset values at the time of the Conversion. While this information does not completely reflect the actual basis of our unitholders at May 31, 2019, our estimate is based on our best estimate of the individual asset valuations and the most recent unitholder basis information available to us. The amount of partial step-down in tax basis cannot be finally determined until complete trading information with respect to common units of the Company for the five months ended May 31, 2019 becomes available. The Company does not currently expect such information to become available until the first quarter of 2020 and the timing and the availability of this information is not within the Company’s control. Since the unitholder basis information currently available to us does not completely reflect the actual basis of our unitholders at May 31, 2019, the amount of partial step-down in tax basis as finally determined is expected to differ, possibly materially, from the current estimate, which in turn is expected to cause the Company’s income tax provision and effective tax rate under GAAP to differ, possibly to a material extent, from the current estimate described herein. If the amount of the partial step-down in tax basis as finally determined is lower than the current estimate, the Company would record a lower net tax expense and an incrementally lower deferred tax liability, which would have the effect of decreasing the amount of taxes payable by the Company in the future. If the amount of partial step-down in tax basis as finally determined is higher than the current estimate, the Company would record a higher net tax expense and an incrementally higher deferred tax liability, which would have the effect of increasing the amount of taxes payable by the Company in the future.
Excluding day one deferred taxes related to the Conversion and the Company's pre-tax loss for the five months ended May 31, 2019 prior to the Conversion, the Canadian operations income for the five months ended May 31, 2019 and the consolidated income for the months of June 2019 through September 2019 were subject to corporate tax at an estimated effective tax rate of approximately 23.5%. As such, the effective tax rate differs from the statutory rate primarily due to the following: (i) the tax expense recognized as a result of the partial step-down in tax basis of certain assets as a result of the Conversion as described above, (ii) the tax expense recognized that relates to the post-conversion book income, (iii) state income taxes, (iv) the impact of current year acquisitions, (v) certain compensation charges attributable to the Company that are not deductible for tax purposes, and (vi) certain book expenses that are not deductible for tax purposes.
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
Interest Rate Risk
Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) a base rate plus an applicable margin ranging between 0.75% per annum and 1.50% per annum, based upon the Company’s leverage ratio, or (2) a LIBOR rate plus an applicable margin ranging between 1.75% per annum and 2.50% per annum, based upon the Company’s leverage ratio. As of September 30, 2019, we had no borrowings outstanding under the ABL Credit Facility. To the extent there are any outstanding borrowings under the ABL Credit Facility, changes in applicable interest rates would not affect the ABL Credit Facility’s fair market value, but would impact our future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our Senior Notes, but can impact the fair market values. As of September 30, 2019, our Senior Notes had a carrying value of $450,000.
Foreign Currency Translation Risk
Our consolidated financial statements are expressed in U.S. dollars, but a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company's foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary's financial statements are reported in other comprehensive income (loss). For the three and nine months ended September 30, 2019, the Company recorded foreign currency translation adjustments to net income (loss) of $900 and $3,271, respectively.
Credit Risk – Customer Concentration
During the nine months ended September 30, 2019, approximately 46% of our revenues were earned from our three largest customers, each of which accounted for greater than 10% of our total revenues. Our customers are generally oil and natural gas exploration and production companies and pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.

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

PART II
ITEM 1. LEGAL PROCEEDINGS.
Legal Proceedings
From time to time the Company may be subject to various claims and legal proceedings which arise in the normal course of business, including claims involving various governmental agencies, including but not limited to the Texas Commission on Environmental Quality, Wisconsin Department of Natural Resources and U.S. Environmental Protection Agency, among others. Management is not aware of any legal matters that are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
On April 16, 2019, Senate Bill 19-181 was signed into law in Colorado. The new legislation reforms oversight of oil and natural-gas exploration and production activities in the state. The mission of the Colorado Oil and Gas Conservation Commission ("COGCC") has changed, from fostering energy development in the state to instead regulating the industry in a manner that is protective of public health and safety and the environment. The new legislation also authorizes Colorado cities and counties to take on an increased role in regulating oil and natural-gas operations within their jurisdictions, including in a manner that may be more stringent than state-level rules, and a few local governments have passed a temporary moratorium on new oil and natural-gas projects until the local governments have passed their own rules implementing the new law. The composition of the COGCC commissioners also has been changed under the new law, with the COGCC adding a commissioner with public health expertise. The COGCC is now tasked with undertaking several reviews of existing regulations and new or amended rulemakings, with priority given to implementing the new public health, safety and environmental initiatives of the COGCC, updating flowline rules, and developing requirements for alternative site analysis, assessments of cumulative impacts, and local government assistance and interaction. Moreover, the new law requires the Colorado Department of Public Health and Environment’s Air Division (the "Air Division") to adopt additional air quality rules to minimize emissions from oil and natural-gas activities. The Air Division released an oil and gas health effects study on October 17, 2019, pursuant to which the COGCC proposes to enact stricter precautionary review measures for certain of the regulated industry’s well permit applications. While the COGCC has already rejected calls for a complete moratorium on new oil and natural-gas projects, it has issued a set of "Objective Criteria" in May 2019 upon which the COGCC will determine whether a pending permit will be subject to "additional review" to determine compliance with Senate Bill 19-181 pending completion of certain COGCC rulemakings necessary to implement the new law. Timing for issuance of new or amended rules pursuant to Senate Bill 19-181 is currently unknown, with hearings planned in late 2019 and extending into 2020. Implementation of this new law could result in increased operational costs and limit operations of our customers in the state, including due to delays in issuing new drilling permits, which developments could reduce the demand for our products and services and have an adverse effect on our business, financial condition and results of operations.

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
4.1
Supplemental Indenture, dated as of July 15, 2019, by and among Hi-Crush Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2019; File No. 001-35630).

10.1	Form of Hi-Crush Inc. Long Term Incentive Plan Performance Share Unit Grant Notice and Award Agreement, filed herewith.
10.2	Form of Hi-Crush Inc. Long Term Incentive Plan Restricted Stock Unit Grant Notice and Award Agreement, file herewith.
10.3
Amended and Restated Employment Agreement, dated September 19, 2019, by and between Hi-Crush Services LLC, Hi-Crush Inc. and Robert E. Rasmus (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 20, 2019; File No. 001-35630).

10.4
Amended and Restated Employment Agreement, dated September 19, 2019, by and between Hi-Crush Services LLC, Hi-Crush Inc. and Laura C. Fulton (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 20, 2019; File No. 001-35630).

10.5
Amended and Restated Employment Agreement, dated September 19, 2019, by and between Hi-Crush Services LLC, Hi-Crush Inc. and Mark C. Skolos (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 20, 2019; File No. 001-35630).

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
101
The following financial information from Hi-Crush Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hi-Crush Inc.

Date:	November 5, 2019	/s/ Laura C. Fulton
Laura C. Fulton
Chief Financial Officer
(Principal Financial Officer)