Form 10-K
period 2019-12-31
Hi-Crush Inc.
filed 2020-02-20
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

As of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $234,862,084 based on the closing price of $2.46 per common share on that date.
As of February 14, 2020, there were 100,870,221 shares of common stock, par value $0.01 per share, of the registrant outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

HI-CRUSH INC.

Forward-Looking Statements
Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "may," "should," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "hope," "plan," "estimate," "anticipate," "could," "believe," "project," "budget," "potential," "likely," or "continue," and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such risk factors and as such should not consider the following to be a complete list of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include those described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K, and the following factors, among others:

•	the pace of adoption of our integrated logistics solutions;

•	demand and pricing for our integrated logistics solutions;

•	the volume of frac sand we are able to buy and sell;

•	the price at which we are able to buy and sell frac sand;

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

•	changes in the price and availability of natural gas or electricity;

•	inability to obtain necessary equipment or replacement parts;

•	changes in railroad infrastructure, price, capacity and availability, including the potential for rail line disruptions;

•	changes in road infrastructure, including the potential for trucking and other transportation disruptions;

•	changes in the price and availability of transportation;

•	extensive regulation of trucking services;

•	changes in, and volatility of, fuel prices;

•	availability of or failure of our contractors, partners and service providers to provide services at the agreed-upon levels or times;

•	failure to maintain safe work sites at our facilities or by third parties at their work sites;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards, such as leaks and spills as well as unauthorized discharges of fluids or other pollutants into the surface and subsurface environment;

•	industrial and transportation related accidents;

•	fires, explosions or other accidents;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	changes in the product specifications requested by customers and the regional destinations for such product;

•	difficulty or inability in obtaining, maintaining and renewing permits, including environmental permits or other licenses and approvals such as mining or water rights;

•	facility shutdowns or restrictions in operations in response to environmental regulatory actions including but not limited to actions related to endangered species;

•	systemic design or engineering flaws in the equipment we use to produce product and provide logistics services;

•	changes in laws and regulations (or the interpretation or enforcement thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	challenges to or infringement upon our intellectual property rights;

•	labor disputes and disputes with our third-party contractors;

•	inability to attract and retain key personnel;

•	cyber security breaches of our systems and information technology;

•	our ability to borrow funds and access capital markets;

•	changes in the foreign currency exchange rates in the countries that we conduct business;

•	changes in income tax rates, changes in income tax laws or unfavorable resolution of tax matters; and

•	changes in the political environment of the geographical areas in which we and our customers operate.
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements. You should assess any forward-looking statements made within this Annual Report on Form 10-K within the context of such risks and uncertainties.

PART I
ITEM 1. BUSINESS
Overview
Hi-Crush Inc. (together with its subsidiaries, the "Company," "we," "us" or "our") is a fully integrated provider of proppant and logistics services for hydraulic fracturing operations, offering frac sand production, advanced wellsite storage systems, flexible last mile services and innovative software for real-time visibility and management across the entire supply chain. Our strategic suite of solutions provides operators and service companies in all major U.S. oil and gas basins with the ability to build safety, reliability and efficiency into every completion.
General
The Company was originally a Delaware limited partnership when formed on May 8, 2012. In connection with its formation, the Company issued a non-economic general partner interest to Hi-Crush GP LLC, its general partner (the "general partner"), and a 100% limited partner interest to Hi-Crush Proppants LLC (the "sponsor"), its organizational limited partner. In October 2018, the Company entered into a contribution agreement with the sponsor pursuant to which the Company acquired all of the then outstanding membership interests in the sponsor and the non-economic general partner interest in the Company (the "Sponsor Contribution").
Corporate Conversion
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
Because the Conversion became effective on May 31, 2019, the current year through May 31, 2019 and prior period amounts in the accompanying Consolidated Financial Statements as of December 31, 2018 and for the years ended December 31, 2018 and 2017, reflect Hi-Crush as a limited partnership, not a corporation. In this report, references to "Hi-Crush," the "Company," "we," "us" or "our" refer to (i) Hi-Crush Inc. and its subsidiaries for periods following the Conversion and (ii) Hi-Crush Partners LP and its subsidiaries for periods prior to the Conversion, in each case, except where the context otherwise requires. References to common units for periods prior to the Conversion refer to common units of Hi-Crush Partners LP, and references to common stock for periods following the Conversion refer to shares of common stock of Hi-Crush Inc. As a result of the Conversion, the financial impact to the Consolidated Financial Statements contained herein consisted of (i) reclassification of partnership equity accounts to equity accounts reflective of a corporation and (ii) income tax effects.
Acquisition of Proppant Logistics LLC
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
Competitive Strengths
We believe that we are well positioned to successfully execute our operational strategy and achieve our primary business objectives to provide capital appreciation and increase our return to stockholders over time because of the following competitive strengths:

•
Differentiated frac sand supply and logistics services. We provide integrated, mine-to-wellsite frac sand supply and logistics services to customers with an emphasis on safety, surety and efficiency. By controlling all points along the supply chain, we are able to better control quality and consistency of product, reduce delivery costs to our customers and realize supply chain efficiencies, resulting in more efficient and productive wellsite operations for our customers. We believe our offerings are unique in their ability to provide customers with wellsite-specific solutions for proppant supply, delivery and management due to our control of our production facilities, multiple in-basin rail terminals, both silo- and container-based last mile equipment solutions, integrated software platforms and wellsite management solutions. This enables us to augment customers’ fragmented sand supply chains with a simplified infrastructure for purchasing and related administrative matters, while utilizing adaptive technologies and best practices, including jobsite and operational safety.

•
Long-term customer relationships. In conjunction with, and fully-supportive of, our integrated and differentiated frac sand and logistics service offering, we have developed and continue to expand our relationships with customers, particularly exploration and production companies ("E&Ps"). For the year ended December 31, 2019, 66% of our total sales volumes were to E&Ps. These E&P relationships are built and strengthened through realization of mutual benefits that accrue to both our customers and us. These include more integrated near- and long-term supply/demand planning, decreased volatility and disruption in sand and services demand, better visibility for us and our customers, surety of supply for our customers, consistent demand for our products and services, and greater emphasis on long-term cost savings versus near-term price fluctuations. These relationships are also supported by long-term contractual agreements. As of January 1, 2020, our long-term contracts have an average remaining contractual term of 1.7 years. A substantial portion of our logistics services are provided to customers with whom we have long-term agreements as defined in a master services agreements ("MSA") and related work orders.  We expect to continue selling a majority of our sand and services to our customers with long-term contracts and MSAs in 2020 and future years. We believe the fully integrated service model combining sand and last mile logistics creates lasting relationships with our customers who value reliability of supply and cost effective delivery to the wellsite.

•
Focus on the customer. Our business model places the utmost importance on serving the customer, meeting their needs for reliable and safe delivery of sand into the blender at the wellsite, while focusing on optimizing and reducing the overall delivered cost of sand. Our logistics and wellsite operations utilize purpose built equipment, minimizing operating costs at the wellsite, while also providing the flexibility our customers demand for both silo- and container-based delivery solutions. Our PropDispatch software provides customized dashboards for each customer to see their data in real-time and make decisions as needed. The logistics and wellsite operations are supported by our distribution network. This owned and operated network, in conjunction with third-party terminals, allows us to better, and cost effectively, service our customers’ short-notice needs across basins, and provide our customers with reliable supply and solutions for the logistical challenges presented by the large volume of frac sand typically required for each well completion. The strategic location, low per-unit production cost and logistics capabilities of our portfolio of production facilities enable us to serve all major U.S. and Canadian oil and natural gas producing basins.

•
Experienced and incentivized management team. Our management team has extensive experience operating in the oil and natural gas industry. We benefit from long-term relationships with participants in the exploration and production and oilfield services industries. Our strong operational and commercial understanding of the markets in which our customers operate, together with expertise in development, construction and operation of frac sand processing and terminal facilities, bulk solids material handling, frac sand supply chain management, equipment design, rail and truck logistics provide distinct competitive strength to Hi-Crush. Our management team is focused on optimizing our current business and expanding our operations through disciplined execution of our operational strategy. Our management team is well-aligned with the interests of stockholders through their combined 5% direct ownership interest in our common stock, whose value is directly impacted by prudent growth in profitability, cash flows and the overall success of the business.

Business Strategies
Our primary business objectives are to provide capital appreciation and increase our return to stockholders over time. We intend to accomplish this objective by executing the following strategies:

•
Providing sand as a service. As we meet our customers' varied and evolving needs, we focus on the management of frac sand for our customers through "sand as a service." Through the development and deployment of a fully-integrated suite of sand and logistics solutions, including production, transportation, wellsite management and technology integration, we leverage our capabilities to manage our customers' frac sand and logistics needs all the way from the mine to the blender at the wellsite. Our relentless focus on execution of our operations aligns our service with their needs for quality and reliability as we handle the frac sand production, transportation and management challenges faced every day, while also placing a priority on safety.

•
Focusing on long-term relationships with key customers. A key component of our business model is our integrated service model of providing sand and last mile services directly to the end user, particularly the larger E&Ps. Another component has been our sales strategy, which seeks to secure a high percentage of our volumes under long-term contracts with oil and natural gas E&Ps and major pressure pumping service providers. We believe this provides a more stable base of cash flow, while also providing the flexibility that we and our customers desire in the event of market changes. We believe this business model serves as the foundation for our ability to serve our customers, while reliably providing the product that is a critical component to the well completion process. We intend to utilize a substantial majority of our processing capacity to fulfill our customer contracts and continue to serve our existing and new customers with frac sand delivered through our distribution network and to the blender at the wellsite.

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

•
Building on our position as a low cost provider. We seek to maintain and improve upon our position as a low cost provider of frac sand. We will continue to analyze and pursue organic expansion efforts that will similarly allow us to capitalize on and cost-effectively optimize our existing production and logistics assets. For example, in 2019 we completed the acquisition of Proppant Logistics, which owns Pronghorn, a provider of end-to-end proppant logistics services, expanding our logistics and wellsite operations into additional major U.S. oil and gas basins. Further, we seek to find ways to reduce our customers' cost of frac sand delivered to the blender at the wellsite regardless of the source of production. We intend to accomplish this through a combination of our low cost production, our network of owned and operated terminals or third-party operated sites, our geographic footprint, and our logistics and wellsite operations. We intend to continue to analyze and pursue opportunities to cost-effectively expand our geographic reach, optimize our existing assets and meet our customers' demand for our high quality frac sand.

•
Pursuing accretive acquisitions. In March 2017, we acquired a 1,226-acre frac sand reserve, located near Kermit, Texas. In August 2018, we acquired FB Industries Inc. ("FB Industries"), a company engaged in the engineering, design and marketing of silo-based frac sand management systems. In January 2019, the Company acquired BulkTracer, the owner of a logistics software system, PropDispatch, and in May 2019, we completed the acquisition of Proppant Logistics. As we evaluate acquisition opportunities, we intend to remain focused on operations that complement our reserves of frac sand, our portfolio of efficient production facilities, and assets that provide or would accommodate the development and construction of advantaged logistics and distribution capabilities. We believe these factors are critical to our business model and are important characteristics for any potential acquisitions.

•
Maintaining financial flexibility and ample liquidity. We continue to pursue a disciplined financial policy and maintain liquidity aligned with our future financing needs and debt maturities. As of February 14, 2020, we had cash of $20.1 million and our senior secured revolving credit facility (the "ABL Credit Facility") had $43.9 million pursuant to available borrowings ($64.9 million, net of $21.0 million letter of credit commitments), resulting in total liquidity of $64.0 million. The ABL Credit Facility is available to fund working capital and general corporate purposes, including the making of certain restricted payments permitted therein. Borrowings under our ABL Credit Facility are secured by substantially all of our assets. On August 1, 2018, the Company completed the private placement of $450.0 million aggregate principal amount of its 9.50% senior unsecured notes due 2026 (the "Senior Notes"). We believe that our borrowing capacity and ability to access debt and equity capital markets provides us with the financial flexibility necessary to achieve our organic expansion and acquisition strategy.

Our Industry
The oil and natural gas proppant industry is comprised of businesses involved in the delivery, mining and manufacturing of the propping agents used in the completion of oil and natural gas wells. Hydraulic fracturing is the most widely used method for stimulating increased production from wells. The process consists of pumping fluids, mixed with granular proppants, into the geologic formation at pressures sufficient to create fractures in the hydrocarbon-bearing rock. Proppant-filled fractures create conductive channels through which the hydrocarbons can flow more freely from the formation into the wellbore and then to the surface.
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
Raw frac sand is generally mined from the surface or underground, and in some cases crushed, and then cleaned, dried and sorted into consistent mesh sizes. The American Petroleum Institute ("API") has a range of guidelines it uses to evaluate frac sand grades and mesh sizes. In order to meet API specifications, frac sand must meet certain thresholds related to crush strength (ability to withstand high pressures), roundness and sphericity (facilitates hydrocarbon flow, or conductivity), particle size distribution, turbidity (low levels of contaminants), acid solubility and percent quartz (mineralogy). Oil and natural gas producers generally require that frac sand used in their drilling and completion processes meet API specifications.
Raw frac sand can be further delineated into three main types: Northern White, Brady Brown and what is commonly referred to as "in-basin" frac sand. The term "Northern White" is a commonly-used designation for premium white sand produced in Wisconsin and other limited parts of the upper Midwest region of the United States. Northern White, which is the type of frac sand we produce at our Wisconsin facilities, is known for its high crush strength, low turbidity, roundness and sphericity and monocrystalline grain structure. Northern White frac sand has historically commanded premium prices relative to Brady Brown. Brady Brown, or regional sand, had been preferred due to its proximity to the Permian Basin and Eagle Ford shale plays, and, therefore, its lower cost due to reduced logistics costs compared to Northern White frac sand. in-basin frac sand began to be developed and produced in 2017 in the Permian Basin and is also being developed and produced in the Eagle Ford, Haynesville and Mid-Con basins and has been adopted quickly due to its proximity to wellsites and reduced logistics costs. We produce Northern White and in-basin frac sand at our production facilities.
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
Demand fundamentals are expected to improve in 2020 compared to the latter part of 2019, particularly as some of the factors limiting demand in the back half of 2019, including E&P capex budget exhaustion, are alleviated. Additionally, an increase in the number of drilled but uncompleted wells represents pent up demand for completion services and frac sand that will provide further support for overall demand in 2020 and beyond, regardless of rig count activity. As E&Ps adjust annual spending cadence to adhere to the call from investors for capital discipline, demand for frac sand and logistics services may see greater stabilization throughout the year as opposed to the cyclical trend seen in 2018 and 2019. Demand for logistics services associated with frac sand has been directly correlated with the demand for frac sand, and is expected to grow throughout the first half of 2020. The increase in demand for frac sand logistics is expected to expand further driven by major E&P customers increasing adoption of an integrated frac sand supply and logistics sourcing strategy.

Supply Trends
In 2017 and 2018, the industry developed additional frac sand production capacity, with the majority of this development in the Permian Basin, as well as mines in the Eagle Ford and other basins, to meet growing demand for lower cost in-basin supply. As a result of the rapid expansion of capacity, frac sand supply currently exceeds demand, however, we believe that supply and demand will be in balance over time as demand continues to grow and higher cost production is idled or permanently shut down over the coming years. While stated frac sand capacity may exceed near-term demand, available industry capacity is constrained due to several factors, including availability of the grades of frac sand that are most in demand in certain regions or well completion environments, general operating conditions and normal downtime, and logistics constraints.
The advent of in-basin sand supply available closer to the wellsite has resulted in a rapid shift away from Northern White sand supply to in-basin sand supply since 2017, specifically to finer mesh sizes of sand, particularly 100 mesh which is the principal grade produced in-basin. With the general trend towards use of finer mesh sizes of sand in all basins, Northern White fine mesh supply is increasingly logistically challenged and coarse grade sand supply greatly exceeds demand. Over time, we believe frac sand facilities producing Northern White at a higher cost are likely to be idled or permanently shut down due to increased competition within these regions resulting in realized sales pricing below the level at which such facilities can profitably operate. At this time, we are unable to determine which facilities will be idled or shut down, or the exact timeframe in which such actions might be taken.
The onset of reduced completion activity beginning in the third quarter of 2018 has caused frac sand demand growth to lag the increase in supply, and has resulted in a significant reduction in pricing, particularly for Northern White sand, that is impacting sand pricing in all basins. These factors continued to impact the market throughout 2019, particularly as E&Ps have been more conscious of managing spending over the course of the year. This has led to a steady decline in market pricing from the second half of 2018 into 2019, slowing in the second half of 2019. In response to the price decline, we and many of our competitors have reduced available capacity through the temporary idling of facilities. In September 2018, the Company temporarily idled dry plant operations at the Whitehall facility and resumed production in January 2019. Beginning in August 2019, the Company reduced the hours of operations at the Whitehall facility. Our Augusta facility was idled in January 2019.
Logistics services are provided in various combinations of service components including railcar fleet management, truck dispatching and dedicated wellsite operation.  Supply of last mile logistics services broadly fall in the categories of traditional pneumatic trucking operations, silo systems supported by belly dump trucking operations and container solutions.  There are a number of small and large competitors in the three broad categories with new technologies being developed and tested.  We believe a differentiating factor among the various competitors will be the reliability of the service and the execution on a day-to-day basis and, over time, we expect consolidation of the service offerings in the industry.
Pricing
Frac sand pricing has been volatile, rising from the latter half of 2016 through the first half of 2018. During the latter half of 2018, frac sand pricing reversed trend and rapidly declined due to the combined impact of increasing supplies of in-basin sand and reduced completions activity. Spot pricing continued to fall during 2019, as oversupply of frac sand, particularly in the Permian Basin, persisted. We believe pricing could improve during 2020, as higher cost production facilities curtail production or opt to idle or shut down operations.
There are numerous grades and sizes of proppant which sell at various prices, dependent primarily upon the delivery point, and also quality, grade of proppant and many other factors.  Pricing of proppant sold at the terminal is higher than pricing of proppant sold FOB plant as a result of the associated transportation and handling costs to bring the sand from the mine to the terminal. No reliable publicized pricing information for raw frac sand exists. However, it is believed that the overall pricing trends tend to be consistent across the various sizes and within regions with some variation due to transportation costs, resulting from distance from the source.  We believe a significant amount of proppant is sold under long-term contracts with varying pricing mechanisms, with the remainder being sold under short-term pricing arrangements or the spot market.
Pricing for logistics services is generally based on a fixed component for labor and equipment and a variable component based on transportation costs.  Pricing for logistics services has been less volatile than proppant pricing over the past few years, but is becoming more competitive given the increasing number of companies and technologies offering certain services or combinations thereof. However, we believe that as major E&Ps expand their share of activity in the North American shale industry, the associated move to more efficient, factory style completions will drive emphasis on efficiency, safety, flexibility and service quality versus strict price competition.

Customers and Contracts
Our current customer base includes major oil and natural gas exploration and production companies and pressure pumping service providers. For the year ended December 31, 2019, sales to Chevron USA Inc. ("Chevron"), Chesapeake Operating, LLC and Anadarko Petroleum Corporation each accounted for greater than 10% of our total revenues. For the year ended December 31, 2018, sales to each of Chevron and Halliburton Company ("Halliburton") accounted for greater than 10% of our total revenues. For the year ended December 31, 2017, sales to each of Halliburton and Liberty Oilfield Services Inc. accounted for greater than 10% of our total revenues.
A substantial portion of our frac sand is sold to customers with whom we have long-term contracts. For the year ended December 31, 2019, we generated 72% of our revenues from sales of frac sand to customers with whom we had long-term contracts. We expect to continue selling a majority of our sand to our customers with long-term contracts in 2020 and future years. As of January 1, 2020, our long-term contracts have an average remaining contractual term of 1.7 years with remaining terms ranging from 3 to 60 months.
Our contracts define, among other commitments, the volume of product that the Company must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are in many cases subject to certain contractual adjustments and consist of a combination of negotiated pricing and fixed pricing. These arrangements may undergo negotiations regarding pricing and volume requirements, which may occur in volatile market conditions. We also sell sand on the spot market, at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer.
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
Suppliers
Although the majority of the frac sand that we sell is produced from our production facilities, we can purchase, and have purchased in the past, a certain amount of frac sand and other proppant from various third parties for sale to our customers. During the years ended December 31, 2019, 2018 and 2017, the Company purchased 226,528, 267,628 and 142,019 tons, respectively, from third parties.
Our Operations
Frac Sand Excavation Operations
Raw frac sand is a naturally occurring mineral that is mined and processed. While the specific extraction method utilized depends primarily on the geologic setting, most raw frac sand is mined using conventional open-pit bench extraction methods. The composition, depth and chemical purity of the sand also dictate the processing method and equipment utilized. For example, broken rock from a sandstone deposit may require one, two or three stages of crushing to produce sand grains required to meet API specifications. In contrast, unconsolidated deposits (loosely bound sediments of sand), like those found at our Wyeville and Kermit facilities, may require little or no crushing during the excavation process.
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
A track excavator and articulated trucks are utilized for excavating the sand at several different elevation levels of the active pit. The pit is generally dry mined and mined material is loaded and hauled from different areas of the pit and different elevations within the pit to the primary loading facility at our mines' on-site wet processing facilities. We pay a fixed fee per ton of sand excavated, subject to a diesel fuel surcharge.
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
The wet processed sand stockpile is fed into the dry plant hopper using a front end loader. The material is processed in a natural gas fired vibratory fluid bed dryer contained in an enclosed building. After drying, the sand is screened through gyratory screens and separated into industry standard product sizes. The finished product is then conveyed to multiple on-site storage silos for each size specification and our railcar or truck loads are tested to ensure that the delivery meets API specifications.
Logistics Capabilities
Most frac sand is shipped in bulk from the processing facility to terminal facilities, or directly to the customers by truck, rail or barge. For bulk raw frac sand, transportation costs often represent a significant portion of the customer’s overall product cost. Consequently, shipping in large quantities, particularly by unit train when shipping over long distances, may provide a significant cost advantage to the customer, emphasizing the importance of rail or barge access for low cost delivery. As a result, facility location and logistics capabilities are among the most important considerations for producers, distributors and customers.
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
Logistics and Wellsite Operations
Our logistics and wellsite operations, named Pronghorn Energy Services, utilize silo systems and/or containers, and maintain strict proppant quality control from the mine to the blender, while also addressing environmental concerns through reduction of particulate matter emissions. We handle the full spectrum of logistics management, from railcar fleet management to truck dispatching and dedicated wellsite operation, structurally reducing costs for customers by eliminating inefficiencies throughout the proppant delivery process. Pronghorn Energy Services provide increased transportation efficiency and reduces supply chain related congestion at the wellsite, decreasing the number of trucks required per job and decreasing or eliminating trucking demurrage costs. Our logistics and wellsite operations are designed to meet or exceed the federal Occupational Safety and Health Act ("OSH Act") respirable crystalline silica standards that became effective in June 2018 for most aspects of hydraulic fracturing, as well as the engineering control obligations in connection with hydraulic fracturing that are set to become effective in 2021. Pronghorn Energy Services help eliminate supply risk and improve efficiency with the industry’s only fully integrated solution offering both silo systems and containers.

Silos: Our silo systems optimize the well pad with more proppant tons per square foot. The silos manage large sand quantities or high rates of pumping in a small footprint. The customizable wellsite configurations meet most space requirements. With a variety of silo configurations and sizes, and crane-free hydraulic lift and transport, our silo systems provide maximum flexibility and improve safety. Our silo systems provide flexible, high capacity proppant delivery options using hopper bottom and pneumatic trailers. An innovative conveyor system, the Atlas, speeds unloading while a state-of-the-art telescopic discharge tube top-fills silos in significantly less the time of traditional pneumatic systems. We believe the silo systems are the ideal choice for multi-well operations and high proppant intensity well completions.
Containers: Our container service involves loading proppant into containers before being transported by truck to the wellsite. The containers utilize intermodal container chassis or standard flatbeds for transportation, resulting in significant savings in terms of up-front and ongoing operations costs versus widely used pneumatic equipment. Our container service also provides flexible and scalable storage at the wellsite compared to silo solutions and more precise delivery of proppant into the blender hopper. Individual, coded containers reduce the risk of product contamination and stranded product, and preserve proppant integrity and mix flexibility at the blender. On single-well locations and when pad access is difficult or limited, we believe our containers are a compact, flexible logistics solution that optimizes delivery and wellsite footprint.
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
Competition
There are numerous large and small producers in all sand producing regions of the United States with which we compete. Our main public and private competitors, including logistics only providers, include:

•	Atlas Sand Company, LLC;

•	Black Mountain Sand Holdings, LLC;

•	Covia Holdings Corporation (NYSE: CVIA);

•	Smart Sand, Inc. (NASDAQ: SND);

•	Solaris Oilfield Infrastructure, Inc. (NYSE: SOI);

•	Total Sand Solutions;

•	U.S. Silica Holdings, Inc. (NYSE: SLCA); and

•	Vista Proppants and Logistics, LLC.
The most important factors on which we compete are price, reliability of supply, transportation capabilities, product quality, performance and sand characteristics. Demand for frac sand and related logistics, as well as the prices that we will be able to obtain for our products and services are closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns are influenced by numerous factors, including the price for hydrocarbons, the drilling rig count and hydraulic fracturing activity, including the number of stages completed and the mesh size and amount of proppant used per stage. Further, these consumption patterns are also influenced by the location, quality, price and availability of proppant.
Environmental and Occupational Safety and Health Regulation
Mining and Workplace Safety
Federal Regulation
Our frac sand mining operations are subject to the oversight of the U.S. Mine Safety and Health Administration ("MSHA"), which is the primary regulatory agency with jurisdiction over the commercial silica industry. MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The MSHA administers and enforces the provisions of the Federal Mine Safety and Health Act of 1977 ("MSH Act") to substantiate compliance with mandatory miner safety and health standards. As part of MSHA’s oversight, its representatives must perform at least two unannounced inspections annually for each surface mining facility in its jurisdiction. To date, these inspections have not resulted in any citations for material violations of MSHA standards at our mining facilities.

We also are subject to the requirements of the OSH Act and comparable state statutes that regulate the protection of the health and safety of workers with federal oversight provided primarily by the U.S. Occupational Safety and Health Administration ("OSHA"). OSHA has adopted and implemented a Hazard Communication Standard that requires information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities, and the public. OSHA regulates the users of commercial silica and provides detailed regulations requiring employers to protect employees from overexposure to silica through the enforcement of permissible exposure limits and it's Hazard Communication Standard. In 2016, OSHA published a final rule that established a more stringent permissible exposure limit for exposure to respirable crystalline silica and provided other provisions protective of employees involved in hydraulic fracturing activities including handling of frac sand. See Risk Factors under Item 1A of this Form 10-K for further discussion on mining safety and health standards, financial assurance requirements relating to reclamation and restoration of mining property; respirable crystalline silica-related regulatory standards and other legal requirements relating to miner protection.
Health and Safety Programs
We adhere to a strict occupational health program aimed at controlling employee exposure to silica dust, which includes a silicosis prevention program comprised of routine dust sampling, medical surveillance, training and other components. Our safety program is designed to ensure compliance with MSHA and OSHA regulations. For health and safety standards, hazard and risk assessment tools and critical task specific awareness, extensive training is provided to employees. We have daily pre-task meetings and safety toolbox meetings at all our plants with personnel and conduct monthly focus fatality hazard prevention assessments as well as quarterly corporate health and safety compliance audits. Additionally, we perform annual internal health and safety system audits and conduct random crisis management drills to test our abilities to respond to various situations. Health and safety programs are administered by our corporate health and safety department with the assistance of plant Environmental, Health and Safety Coordinators.
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
The federal Clean Air Act ("CAA") and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. These regulatory programs may require us to install expensive emissions abatement equipment, modify operational practices, and obtain permits for existing or new operations. Before commencing construction on a new or modified source of air emissions, such laws may require us to reduce emissions at existing facilities. As a result, we may be required to incur increased capital and operating costs to comply with these regulations. We could be subject to administrative, civil and criminal penalties as well as injunctive relief for noncompliance with air permits or other requirements of the CAA and comparable state laws and regulations. Furthermore, regulatory bodies at the federal, tribal, regional, state and local levels in the United States, as well as internationally, and certain non-governmental organizations have been increasingly focused on climate change issues including GHG emissions. The EPA has adopted regulations under authority of the existing CAA that impose reporting obligations with respect to GHG emissions, including methane and restrictions on various regulated entities including our E&P customers, which obligations and restrictions may increase our customers' costs of conducting operations and adversely affect demand for the oil and natural gas they produce, which could reduce demand for the fracturing sand that we mine, process and sell.

As part of our operations, we utilize or store petroleum products and other substances such as diesel fuel, lubricating oils and hydraulic fluid. We are subject to regulatory programs pertaining to the storage, use, transportation and disposal of these substances. Spills or releases may occur in the course of our operations, and we could incur substantial costs and liabilities as a result of such spills or releases, including claims for injuries to persons or damages to natural resources and properties. The federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the Superfund law, and comparable state laws may impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed of or arranged for disposal, including offsite disposal, of a hazardous substance generated or released at the site. Under CERCLA, such persons may be subject to liability for the costs of cleaning up the hazardous substances, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
We are also subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes that regulate the generation, transportation, treatment, storage, disposal and clean-up of hazardous and non-hazardous wastes. Under the authority of the EPA, most states, including the WDNR in Wisconsin and the TCEQ in Texas, administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. In the course of our operations, we generate ordinary industrial wastes that may be regulated as hazardous wastes. RCRA currently exempts certain drilling fluids, produced waters and other wastes associated with exploration, development and production of crude oil and natural gas from regulation as hazardous wastes. These wastes, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and gas exploration and production wastes now classified as non-hazardous wastes could be classified as hazardous wastes in the future. Repeal or modification of the current RCRA exclusion or similar exemptions under state law could increase the amount of hazardous waste we are required to manage and dispose of and could cause us or our customers to incur increased operating costs, which could significantly reduce demand for our products and services.
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
State and Local Regulation
We are also subject to a variety of state and local environmental review and permitting requirements. Some states, including Wisconsin and Texas where our production facilities are located, have state laws similar to NEPA; thus our development of a new site or the expansion of an existing site may be subject to comprehensive state environmental reviews even if it is not subject to NEPA. In some cases, the state environmental review may be more stringent than the federal review. Our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations and scenic areas. Wisconsin, Texas and some other states also have specific permitting and review processes for commercial silica mining operations, and state agencies may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building and transportation requirements.

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
Costs of Compliance
We may incur significant costs and liabilities as a result of environmental and worker health and safety requirements applicable to our activities. Failure to comply with environmental laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; imposition of investigatory, clean-up, and site restoration costs and liens or the incurrence of capital expenditures; the restriction, delay, denial or revocation of permits or other authorizations; and the issuance of injunctions to limit or cease some or all of our operations in a particular area. Compliance with these laws and regulations may also increase the cost of the development, construction and operation of our projects and may prevent or delay the commencement, continuance or expansion of a given project. In addition, claims for injuries to persons or damages to natural resources and properties may result from environmental and other impacts of our activities.
The process for performing environmental impact studies and reviews for federal, state and local permits required for our operations involves a significant investment of time and capital. We cannot control the permit approval process. We cannot predict whether all permits required for a given project will be granted or whether such permits will be the subject of significant opposition. The denial of a permit essential to a project or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop, continue or expand a project. Significant opposition and delay in the environmental review and permitting process also could impair or delay our ability to develop, continue or expand a project. Additionally, the passage of more stringent environmental laws could impair our ability to develop new operations and have an adverse effect on our business, financial condition and results of operations.
Permits
We operate our facilities under a number of federal, state and local authorizations. We are required to have obtained permits, approvals and/or agreements in order to construct and operate our mining, processing, transloading and material handling facilities and operations in several states. These authorizations address environmental and worker health and safety conditions, and serve to protect public health and welfare. Historically, our properties allocated for mining, and associated operational facilities and equipment, have obtained significant approvals necessary for excavation, extraction and distribution of quality reserves; however, there can be no assurance that such new or renewed approvals will be obtained in the future or that such future new or renewed approvals will not require increased costs or operating restrictions that could have a material adverse effect on our business, financial condition or results of operation.
New laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that relate to environmental requirements may result in increased compliance costs or additional operating restrictions, delays or cancellations that could have a material adverse effect on our business.
See Risk Factors under Item 1A of this Form 10-K for further discussion on environmental and mining-related permits and approvals.
Employees
As of December 31, 2019, the Company had 747 employees. In addition, we contract our excavation and trucking operations to third parties and accordingly have no employees directly involved in those operations.
Availability of Reports; Website Access; Other Information
Our internet address is http://www.hicrushinc.com. Through "Investors" — "SEC Filings" on our home page, we make available free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Reports, proxy statements and other information regarding Hi-Crush filed with the SEC are also made available on its website at www.sec.gov.

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
Industry conditions that impact the activity levels of oil and natural gas producers are influenced by numerous factors over which we have no control, including:

•	commodity prices;

•	future economic returns and the cost of producing and delivering oil and natural gas;

•	worldwide political, military and economic conditions;

•	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	global weather conditions and natural disasters;

•	development of alternative energy sources; and

•	stockholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas.
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
Our operations are subject to risks normally encountered in the oil field services and commercial silica industries, some of which are beyond our control including the following:

•	the pace of adoption of our integrated logistics solutions;

•	demand and pricing for our integrated logistics solutions;

•	the volume of frac sand we are able to buy and sell;

•	the price at which we are able to buy and sell frac sand;

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

•	changes in the price and availability of natural gas or electricity;

•	inability to obtain necessary equipment or replacement parts;

•	changes in railroad infrastructure, price, capacity and availability, including the potential for rail line disruptions;

•	changes in road infrastructure, including the potential for trucking and other transportation disruptions;

•	changes in the price and availability of transportation;

•	extensive regulation of trucking services;

•	changes in, and volatility of, fuel prices;

•	availability of or failure of our contractors, partners and service providers to provide services at the agreed-upon levels or times;

•	failure to maintain safe work sites at our facilities or by third parties at their work sites;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards, such as leaks and spills as well as unauthorized discharges of fluids or other pollutants into the surface and subsurface environment;

•	industrial and transportation related accidents;

•	fires, explosions or other accidents;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	changes in the product specifications requested by customers and the regional destinations for such product;

•	difficulty or inability in obtaining, maintaining and renewing permits, including environmental permits or other licenses and approvals such as mining or water rights;

•	facility shutdowns or restrictions in operations in response to environmental regulatory actions including but not limited to actions related to endangered species;

•	systemic design or engineering flaws in the equipment we use to produce product and provide logistics services;

•	changes in laws and regulations (or the interpretation or enforcement thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	the outcome of litigation, claims or assessments, including unasserted claims;

•	challenges to or infringement upon our intellectual property rights;

•	labor disputes and disputes with our third-party contractors;

•	inability to attract and retain key personnel;

•	cyber security breaches of our systems and information technology;

•	our ability to borrow funds and access capital markets;

•	changes in the foreign currency exchange rates in the countries that we conduct business;

•	changes in income tax rates, changes in income tax laws or unfavorable resolution of tax matters; and

•	changes in the political environment of the geographical areas in which we and our customers operate.
Our future performance will depend on our ability to succeed in competitive markets, and on our ability to appropriately react to potential fluctuations in the demand for logistics and wellsite services, as well as the supply of frac sand.
We operate in a highly competitive market that is characterized by a small number of large, national companies and a larger number of small, regional or local companies in the production, distribution and logistics of frac sand. Competition in the industry is based on price, reliability of supply, transportation capabilities, product quality, performance and sand characteristics.
We compete with large, national companies such as U.S. Silica Holdings, Inc., Covia Holdings Corporation, Solaris Oilfield Infrastructure, Inc. and others. Our competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production and distribution facilities or last mile delivery solutions that are significantly advantaged over ours. Should the demand for hydraulic fracturing services decrease, prices in the frac sand market could materially decrease as competitors may sell frac sand at below market prices. In addition, E&Ps and other providers of hydraulic fracturing services could compete directly with us, which may negatively impact pricing and demand for our frac sand and related services. Because the markets for our products and logistics services are typically local, we also compete with smaller regional or local companies. If demand for hydraulic fracturing services decreases and the supply of frac sand available in the market increases, prices in the frac sand market could continue to materially decrease. Furthermore, our competitors may choose to consolidate, which could provide them with greater financial and other resources than us. We may not be able to compete successfully against our competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
As of January 1, 2020, we have contracted to sell raw frac sand under long-term supply agreements to customers with remaining terms ranging from 3 to 60 months. For the year ended December 31, 2019, we generated 72% of our revenues from sales of frac sand to customers with whom we had long-term contracts. A substantial portion of our logistics services are provided to customers with whom we have long-term agreements as defined in a MSA and related work orders.
Some of our customers have exited or could exit the business, or have been or could be acquired by other companies that purchase frac sand or logistics services we provide from other third-party providers. Our current customers also may seek to acquire frac sand or logistics services from other providers that offer more competitive pricing or capture and develop their own sources of frac sand or logistics services. The loss of a customer or contract, or a reduction in the amount of frac sand or logistics services purchased by any customer, could have an adverse effect on our business, financial condition and results of operations.
Our customers may fail to comply with the terms of their existing contracts. Our enforcement of specific contract terms may be limited by market dynamics and other factors. A customer's failure to comply with contract terms or our limited enforcement thereof could have an adverse effect on our business, financial condition and results of operations.
Upon the expiration of our current contracts, our customers may not continue to purchase the same levels of frac sand or logistics services due to a variety of reasons. In addition, we may choose to renegotiate our existing contracts on less favorable terms or at reduced volumes in order to preserve relationships with our customers. Upon the expiration of our current contract terms, we may be unable to renew our existing contracts or enter into new contracts on terms favorable to us, or at all. Any renegotiation of our contracts on less favorable terms, or inability to enter into new contracts on economically acceptable terms upon the expiration of our current contracts, could have an adverse effect on our business, financial condition and results of operations.
Our long-term contracts may preclude us from mitigating the effect of increased operational costs during the term of our long-term contracts, even though certain volumes under certain of our long-term contracts are subject to annual fixed price escalators or other pricing adjustment mechanisms.
The pricing arrangements under our long-term supply contracts we have may negatively impact our results of operations. If our operational costs increase during the terms of our long-term supply contracts, we may not be able to pass any of those increased costs to our customers. If we are unable to otherwise mitigate these increased operational costs, our net income could decline. Additionally, in periods with increasing prices, our sales may not keep pace with market prices.
We are subject to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our financial results.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, whose operations are concentrated in a single industry, the global oil and natural gas industry. In particular, as a result of volatility in oil and natural gas prices and ongoing uncertainty in the global economic environment our customers may not be able to fulfill their existing commitments or access financing necessary to fund their current or future obligations. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise sell the volumes could have a material adverse effect on our business, financial condition and results of operations.

We have outstanding Senior Notes and have entered into an ABL Credit Facility, which contain restrictions that may restrict our business and financing activities.
Our Senior Notes and ABL Credit Facility place financial restrictions and operating restrictions on our business, which may limit our flexibility to respond to opportunities and may harm our business, financial condition and results of operations.
The operating and financial restrictions and covenants in our Senior Notes and ABL Credit Facility restrict, and any other future financing agreements that we may enter into could restrict, our ability to finance future operations or capital needs, to engage in, expand or pursue our business activities. Additionally, our Senior Notes and ABL Credit Facility restrict our ability to, among other things:

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
Our ability to comply with any such restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these restrictions or covenants may be impaired. If we violate any of the restrictions or covenants in the Senior Notes or ABL Credit Facility, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We may not have, or be able to obtain, sufficient funds to make these accelerated payments. Even if we could obtain alternative financing, that financing may not be on terms that are favorable or acceptable to us. If we are unable to repay amounts borrowed, the holders of the debt could initiate a bankruptcy proceeding or liquidation proceeding against the collateral. In addition, our obligations under our ABL Credit Facility are secured by substantially all of our assets and if we are unable to repay our indebtedness as required under the ABL Credit Facility, or under our Senior Notes, the lenders to our ABL Credit Facility could seek to foreclose on these assets.
Our long-term Senior Notes debt is currently rated by Moody's Investors Service Inc. ("Moody's") and Standard and Poor’s ("S&P"). As of February 14, 2020, the credit rating of the Company’s Senior Notes was Caa1 from Moody’s and CCC+ from S&P. Any future downgrades in our credit ratings could negatively impact the cost of raising capital, and a downgrade could also adversely affect our ability to effectively execute aspects of our strategy and to access capital in the public markets.
Increases in interest rates could adversely affect our business and results of operations.
We have exposure to increases in interest rates under our ABL Credit Facility. As of December 31, 2019, we had no borrowings outstanding under our ABL Credit Facility. To the extent there are any outstanding borrowings under the ABL Credit Facility, changes in applicable interest rates would not affect the ABL Credit Facility’s fair market value, but could adversely affect our future results of operations and cash flows.
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

Even if we are able to obtain financing or access the capital markets, incurring additional debt may significantly increase our interest expense and financial leverage, and our level of indebtedness could restrict our ability to fund future development and acquisition activities. In addition, the issuance of additional equity interests may result in dilution to our existing stockholders.
Our expansion or modification of existing assets, or the construction of new assets, may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.
The construction of new facilities, additions or modifications to our existing facilities, or equipment may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at the budgeted cost or at all. Moreover, upon the expenditure of future funds on a particular project, our revenues may not increase immediately, or as anticipated, or at all. For instance, we may construct new facilities or equipment over an extended period of time and will not receive any material increases in revenues until the projects are completed. Moreover, we may expend capital to capture anticipated future growth in a location in which such growth does not materialize. Since we are not engaged in the hydraulic fracturing process, we may be unable to accurately predict the extent of well completion activity to take place in future periods. To the extent we rely on estimates of future levels of well completion activity in any decision to construct facilities or equipment, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in forecasting levels of well completion activity. In addition, our assets may be subject to numerous regulatory, environmental, political and legal uncertainties which could negatively impact our ability to capture anticipated economic benefits. Our expansion or modification of existing or new assets may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our business, financial condition and results of operations.
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
Any adverse developments at our production facilities or which impact our logistics and wellsite operations could have an adverse effect on our financial condition and results of operations.
Any adverse development at our production facilities or which impact our logistics and wellsite operations, due to catastrophic events, weather or any other event that would cause us to curtail, suspend or terminate operations, could result in us being unable to meet our contracted sand deliveries or other service commitments to our customers. If we are unable to deliver contracted volumes within the required time frame we could be required to pay make-whole payments to our customers that could have an adverse effect on our financial condition and results of operations. If we are unable to provide supply from our production facilities or unable to fulfill logistics service commitments there could be an adverse effect on our business, financial condition and results of operations.
Inaccuracies in estimates of volumes and qualities of our sand reserves could result in lower than expected sales and higher than expected production costs.
John T. Boyd Company ("John T. Boyd"), our independent reserve engineers, prepared estimates of our reserves based on engineering, economic and geological data assembled and analyzed by our engineers and geologists. However, frac sand reserve estimates are by nature imprecise and depend to some extent on statistical inferences drawn from available data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of reserves and non-reserve frac sand deposits and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable frac sand reserves necessarily depend on a number of factors and assumptions, all of which may vary considerably from actual results, such as:

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
We hold and will seek numerous governmental, environmental, mining and other permits, water rights, and approvals authorizing operations. For our extraction and processing, the permitting process is subject to federal, state and local authority. For example, on the federal level, a Mine Identification Request (MSHA Form 7000-51) must be filed and obtained before mining commences. If wetlands are implicated, a Corps Wetland Permit is required. At the state level, a series of permits and approvals are required related to air quality, wetlands, water quality (waste water, stormwater), grading permits, endangered species, archaeological assessments, and high capacity wells in addition to others depending upon site-specific factors and operational detail. At the local level, zoning, building, stormwater, erosion control, wellhead protection, road usage and access, among other matters may be regulated and require permitting or approval to some degree. Additionally a non-metallic mining reclamation permit is required for our Wisconsin production facilities while an Aggregate Production Operations permit is required for our Texas production facilities. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to commence or continue related operations.
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
In some instances, we have received access rights or easements from third parties, which allow for a more efficient operation than would exist without the access or easement. Such third party could take legal action to restrict or suspend the access or easement or could refuse to renew such rights of access or easements upon their contractual expiration, and any such action could be materially adverse to our business, results of operations or financial condition.
Laws and regulations relating to hydraulic fracturing could increase our costs of doing business and result in additional operating restrictions, delays or cancellations in completion of new oil and natural gas wells by our customers, which could cause a decline in the demand for our frac sand and have a material adverse effect on our business, financial condition and results of operations.
Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing activities. Hydraulic fracturing is currently generally exempt from regulation under the federal Safe Drinking Water Act ("SDWA") Underground Injection Control ("UIC") program and is typically regulated by state oil and natural gas commissions or similar agencies. However, the practice of hydraulic fracturing continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the fracturing process, including by federal agencies that have asserted regulatory authority or pursued investigations over certain aspects of the hydraulic fracturing process. For example, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities as well as published an Advanced Notice of Proposed Rulemaking regarding reporting of the chemical substances and mixtures used in hydraulic fracturing under the federal Toxic Substance Control Act. Additionally, the EPA has published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The federal Bureau of Land Management published a final rule in 2015 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands but the bureau rescinded the 2015 rule in late 2017; however, litigation challenging the bureau’s decision to rescind the 2015 rule remains pending in federal district court. Also, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.

From time to time, Congress has considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process but no comprehensive hydraulic fracturing legislation at the federal level has been implemented to date. However, concern over the threat of climate change has resulted in the making of pledges by certain candidates seeking the office of the President of the United States in 2020 to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters.
In addition, some state and local governments have adopted, and other governmental entities are considering adopting, increased regulatory oversight of hydraulic fracturing through additional restrictions on hydraulic fracturing, including states where we or our customers operate. For example, Texas, New Mexico, Oklahoma, Pennsylvania and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. Also, in April 2019, the Governor of Colorado signed Senate Bill 19-181 into law, which legislation, among other things, revises the mission of the state oil and gas agency from fostering energy development in the state to instead focusing on regulating the oil and natural gas industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and natural gas operations within their jurisdiction as they do other developments. Among other things, the Colorado oil and gas agency will consider enhanced safety and environmental protections during well development operations, including drilling and hydraulic fracturing activities. States could also elect to place certain prohibitions on hydraulic fracturing, following the approach taken by the States of Maryland, New York and Vermont. Local governments also may seek to adopt ordinances to regulate or severely restrict the time, place and manner of hydraulic fracturing activities within their jurisdictions. Moreover, non-governmental organizations may seek to restrict hydraulic fracturing. For example, notwithstanding the adoption of Colorado Senate Bill 19-181 in 2019, one or more interest groups in Colorado have already filed new ballot initiatives with the state in January 2020, in hopes of extending drilling setbacks from oil and gas development.
Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and natural gas production activities using hydraulic fracturing techniques. The adoption of new or more stringent laws or regulations at the federal, state and local levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells, increase our customers’ costs of compliance and doing business and otherwise adversely affect the hydraulic oil and natural gas fracturing services they perform, which could negatively impact demand for our frac sand. Also, presidential executive orders could be issued seeking to further restrict or ban hydraulic fracturing activities or new leases for production of minerals on federal properties and heightened political, regulatory, and public scrutiny of hydraulic fracturing practices could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our frac sand, have a material adverse effect on our business, financial condition and results of operations.
A facility closure or long-term idling entails substantial costs, and if we close our production facilities sooner than anticipated, our results of operations may be adversely affected.
In September 2018, the Company temporarily idled dry plant operations at the Whitehall facility and resumed production in January 2019. Beginning in August 2019, the Company reduced the hours of operations at the Whitehall facility. In January 2019, the Augusta facility was idled.
The closure or long-term idling of a production facility could involve significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. We accrue for the costs of reclaiming open pits, stockpiles, non-saleable sand, ponds, roads and other mining support areas over the estimated mining life of our property. We base our assumptions regarding the life of our production facilities on detailed studies that we perform from time to time, but our studies and assumptions may not prove to be accurate. If we were to reduce the estimated life of our production facilities, the fixed facility closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could materially and adversely affect our results of operations and financial condition.
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
Our business involves significant risks and hazards, including environmental hazards, industrial accidents and breakdowns of equipment and machinery. Our business is exposed to hazards associated with frac sand mining, processing and the related storage, handling and transportation of raw materials, products and wastes. Furthermore, during operational breakdowns, the relevant facility may not be fully operational within the anticipated timeframe, which could result in further business losses. The occurrence of any of these or other hazards could delay production, suspend operations, increase repair, maintenance or medical costs and, due to the integration of our facilities, could have an adverse effect on the productivity and profitability of a particular facility or on our business as a whole. Incidents of this nature have occurred in the past and may happen again in the future. We have insurance policies for industrial, environmental and other accidents, but such policies are limited by their terms and may not cover certain risks in their entirety or at all.
Our production process consumes large amounts of natural gas and electricity. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our financial condition or results of operations.
Energy costs, primarily natural gas and electricity, represented 2% of our total sales and 12% of our total production costs during the year ended December 31, 2019. Natural gas is the primary fuel source used for drying in the frac sand production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. Because we have not contracted for the provision of natural gas on a fixed-price basis, our costs and profitability will be impacted by fluctuations in prices for natural gas. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. The price of natural gas has been extremely volatile over the last several years. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
Seasonal and severe weather conditions could have a material adverse impact on our business.
Our business could be materially adversely affected by seasonal and severe weather conditions. Severe weather conditions may affect our customers’ operations, thus reducing their need for our products or ability to take delivery of our product at the terminal or the wellsite, or impact our operations by resulting in weather-related damage to our facilities and equipment and impact our customers’ ability to take delivery of our products at our plant site. For example, severe winter weather conditions impact our Wisconsin operations by causing us to halt our excavation and wet-plant-related production activities during the winter months. During non-winter months, we excavate and process excess sand to build a sufficient washed sand stockpile that feeds the dry plant. Unexpected winter conditions (e.g., if winter conditions come earlier than expected or last longer than expected) may result in us not having a sufficient sand stockpile to supply feedstock for our dry plant during winter months, which could result in us being unable to meet our contracted sand deliveries during such time and lead to a material adverse effect on our business, financial condition, results of operations and reputation.
Additionally, some scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climate events. Any weather-related interference with our operations could force us to delay or curtail services and potentially breach our contractual obligations to deliver minimum volumes or result in a loss of productivity and an increase in our operating costs.
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
The excavation and processing activities in which we engage require significant amounts of water, of which we seek to recycle a significant percentage in our operating process. As a result, securing water rights and water access to sufficient volumes of water is necessary for the operation of our processing facilities. If future excavation and processing activities are located in an area that is water-constrained, there may be additional costs associated with securing sufficient water access. We have obtained water rights that we currently use to service the activities on our properties, and we plan to obtain all required water rights to service other properties we may develop or acquire in the future. However, the amount of water that we are entitled to use pursuant to our water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we operate. Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights or eliminate our current water rights, and we may be unable to retain all or a portion of such water rights. These new regulations, which could also affect local municipalities and other industrial operations, could have a material adverse effect on our operating costs if implemented. Such changes in laws, regulations or government policy and related interpretations pertaining to water rights may alter the environment in which we do business, which may have an adverse effect on our financial condition and results of operations. Additionally, one or more water discharge permits may be required to properly dispose of water, including wastewater and stormwater at our processing sites. The water discharge permitting process is also subject to regulatory discretion, and any inability or delay in obtaining the necessary permits could have an adverse effect on our business, financial condition and results of operations.
Failure to maintain effective quality control systems at our facilities and operations could have a material adverse effect on our business and operations.
The performance and quality of our products and logistics services are critical to the success of our business. These factors depend significantly on the effectiveness of our quality control systems, which, in turn, depends on a number of factors, including the design of our quality control systems, our quality-training program and our ability to ensure that our employees adhere to our quality control policies and guidelines. Any significant failure or deterioration of our quality control systems or adherence to our training in implementing such systems could have a material adverse effect on our business, financial condition, results of operations and reputation.
If we are unable to make acquisitions on economically acceptable terms or unable to successfully integrate the businesses we acquire, our future growth could be limited.
A portion of our strategy to grow our business is dependent on our ability to make acquisitions. If we are unable to make acquisitions because we are unable to identify attractive acquisition candidates or negotiate acceptable acquisition agreements, we are unable to obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth may be limited. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:

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
If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and stockholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.
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
Disruption of transportation services or fluctuations in transportation costs could reduce revenues by impeding our ability to deliver product or services to our customers.
Transportation costs represent a significant portion of the total delivered cost of frac sand for our customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Disruption of transportation services due to shortages of rail cars or trucks, weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks or other events could temporarily impair our ability to supply our customers through our logistics network of rail-based terminals or our last mile operations or, if our customers are not using our transportation services, the ability of our customers to take delivery of frac sand. Accordingly, if there are disruptions of the rail transportation or trucking services utilized by ourselves or our customers, our business could be adversely affected.
Our logistics and wellsite operations are subject to motor vehicle-related risks.
Our logistics and wellsite operations rely on third-party trucking services.  Trucking services can be adversely impacted by traffic congestion and weather delays which could hinder our service levels.  Motor vehicle accidents could also impact our service levels, as well as lead to materially adverse litigation claims and unfavorable publicity.  The trucking industry can face challenges in attracting and retaining qualified drivers, which could impact our service levels.  Additionally, changes to vehicle engine emissions regulations and insurance rates could impose substantial costs on us. Accordingly, these motor vehicle-related risks could have an adverse effect our business, financial condition and results of operations.
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
We believe we carry adequate insurance, but we may not be fully insured against all risks incident to our business, including the risk of our operations being interrupted due to severe weather and natural disasters. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase. In addition, sub-limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial condition and results of operations.

An epidemic or public health crisis could disrupt our operations.
An epidemic or public health crisis could disrupt our operations in several ways.  A widespread disease outbreak could reduce the demand for oil and gas, thus reducing demand for frac sand.  Additionally, a public health crisis could impede the ability of our workforce to conduct operations.  Moreover, a health crisis could hinder our supply chain and logistics operations.
A terrorist attack or armed conflict could harm our business.
Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States could adversely affect the United States and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payers or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants or refineries are direct targets or indirect casualties of an act of terror or war. Additionally, destructive forms of protest and opposition by extremists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development and production activities could potentially result in damage or injury to persons, property or the environment or lead to extended interruptions of our or our clients’ operations. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our frac sand. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.
We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. In addition, in the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and personally identifiable information of our employees in our data centers and on our networks. The secure processing, maintenance and transmission of this information is important to our operations. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. The audit committee is responsible for cyber oversight.
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
Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent legal requirements that could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. If existing regulatory requirements or enforcement policies change or new regulatory or enforcement initiatives are developed and implemented in the future, we or our customers may be required to make significant, unanticipated capital and operating expenditures, which costs and expenditures could have a material adverse effect on us. Examples of recent environmental regulations include the following:

•
Ground-Level Ozone Standards. In 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. Since that time, the EPA issued area designations with respect to ground-level ozone and issued final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. State implementation of the revised standard could, among other things, require installation of new emission controls on some of our or our customers’ equipment, result in longer permitting timelines, and significantly increase our or our customers’ capital expenditures and operating costs.

•
Federal Jurisdiction over Waters of the United States. In 2015, the EPA and U.S. Army Corps of Engineers ("Corps") under the Obama Administration released a final rule outlining federal jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands. In 2017, the EPA and the Corps under the Trump Administration agreed to reconsider the 2015 rule and, thereafter, on October 22, 2019, the agencies published a final rule made effective on December 23, 2019, rescinding the 2015 rule. On January 23, 2019, the two agencies issued a final rule re-defining such jurisdiction, which redefinition is narrower than found in the 2015 rule. Upon being published in the Federal Register and the passage of 60 days thereafter, the January 23, 2020 final rule will become effective, at which point the United States will be covered under a single regulatory scheme as it relates to federal jurisdictional reach over waters of the United States. However, there remains the expectation that the January 23, 2020 final rule also will be legally challenged in federal district court. To the extent that any challenge to the January 23, 2020 final rule is successful and the 2015 rule or a revised rule expands the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, we or our customers could incur increased costs and delays or cancellations, which could reduce demand for our products and services.

We may not be able to comply with any new or amended environmental or worker health and safety laws and regulations, and any such new or amended laws and regulations could have a material adverse effect on our operating results by requiring us to modify our operations or equipment or shut down our facilities. Additionally, our customers may not be able to comply with new or amended environmental or worker health and safety laws and regulations, which could cause our customers to curtail or cease their operations, which could significantly reduce the demand for our products and services. We cannot at this time reasonably estimate our costs of compliance or the timing of any costs associated with any new or amended environmental or worker health and safety laws and regulations, or any material adverse effect that any such standards will have on our customers and, consequently, on our operations.
Silica-related legislation, health issues and litigation could have a material adverse effect on our business, reputation or results of operations.
We are subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including MSHA and OSHA, may continue to propose and implement changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. For example, in 2016, OSHA published a final rule that established a more stringent permissible exposure limit for respirable crystalline silica and provided other provisions to protect employees, such as requirements for exposure assessments, methods for controlling exposure, respiratory protection, medical surveillance, hazard communication, and recording. Compliance with most aspects of the 2016 rule relating to hydraulic fracturing was required by June 2018, and the 2016 rule further requires compliance with engineering control obligations to limit exposures to respirable crystalline silica in connection with hydraulic fracturing activities by June 2021. While compliance with the requirements of the 2016 rule may result in significant operating costs or capital expenditures, we do not expect such compliance will have a material adverse effect on our results of operations. In the event and to the extent that additional legal requirements with respect to limiting human exposure to crystalline silica are adopted in the future, we may not be able to comply with such new legal requirements, and any such new requirements could have a material adverse effect on our operating results by requiring us to modify or cease our operations.

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
Our operations are subject to the MSH Act, as amended by the Mine Improvement and New Emergency Response Act of 2006, as well as the OSH Act, including but not limited to the OSHA rule imposing more stringent requirements regarding respirable crystalline silica that was published in 2016 and most of which requirements became effective in June 2018. The MSH Act and the OSH Act impose stringent health and safety standards on numerous aspects of our operations inclusive of mineral extraction and processing operations, transportation and transloading of silica and delivery of silica sand to wellsites. These standards include the training of personnel, operating procedures, operating and safety equipment, and other matters. Our failure to comply with such standards or changes in such standards or the reinterpretation or more stringent enforcement thereof, could have a material adverse effect on our business and financial condition or otherwise impose significant restrictions on our ability to conduct operations.
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
Our customers' operations are subject to a number of risks arising out of the threat of climate change, including regulatory, political, litigation and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.
Climate change continues to attract considerable attention in the United States and in foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs, as well as to limit such future emissions. As a result, the operations of our customers are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level, to date. However, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement New Source Performance Standards directing the reduction of methane from certain new, modified or reconstructed facilities in the oil and natural gas sector, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs and restriction of emissions. At the international level, there exists the United Nations-sponsored "Paris Agreement," which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States in the form of pledges made by certain candidates seeking the office of the President of the United States in 2020. Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions to oil and natural gas production activities that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities, as well as the rescission of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers as stockholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
The adoption and implementation of any federal or state legislation or regulations or international agreements that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels. Moreover, such new legislation or regulatory programs could also materially and adversely affect demand for the oil and natural gas our customers produce, which may reduce demand for our frac sand products and services. Additionally, political, financial and litigation risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our products and services. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations. Finally, increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events. If any such climate changes were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers.

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
Risks Relating to our Structure
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.
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
Over time, our capital and other cash needs may change significantly from our current needs, which could affect whether the board of directors declares any dividends and the amount of any dividends we may pay in the future. Our level of indebtedness may also restrict us from paying cash dividends on the common stock under certain circumstances. A decline in the market price or liquidity, or both, of the common stock could result if the board of directors commits capital or establishes large reserves that reduce the amounts that could be paid as quarterly dividends paid or if the board of directors reduces or eliminates the payment of any dividends. This may in turn result in losses by holders of the common stock which could be substantial.
Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of the common stock.
Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to stockholders. Among other things, our certificate of incorporation and bylaws:

•
provide advance notice procedures with regard to stockholder nominations of candidates for election as directors or other stockholder proposals to be brought before meetings of stockholders, which may preclude stockholders from bringing certain matters before stockholders at an annual or special meeting;

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

•
provide that, subject to the rights of holders of any series of preferred stock to elect directors or fill vacancies in respect of such directors as specified in the related preferred stock designation, all vacancies, including newly created directorships, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, or by the sole remaining director, and will not be filled by stockholders;

•
provide that, subject to the rights of the holders of shares of any series of preferred stock, if any, to remove directors elected by such series of preferred stock pursuant to the certificate of incorporation (including any preferred stock designation thereunder), prior to the 2024 annual meeting of stockholders for the election of directors (the "Classified Board Expiration Time"), directors may be removed from office at any time, only for cause and by the holders of a majority of the voting power of all outstanding voting shares entitled to vote generally in the election of directors. Upon the Classified Board Expiration Time and thereafter, any director, or the entire board of directors, may be removed from office at any time, with or without cause, by the affirmative vote of at least a majority of the voting power of the stock outstanding and entitled to vote thereon;

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

We may from time to time undertake internal reorganizations that may adversely impact our business and results of operations.
On May 31, 2019, we converted from a Delaware limited partnership to a Delaware corporation. From time to time, we may undertake other internal reorganizations in an effort to simplify our organizational structure, streamline our operations or for other operational reasons. Such internal reorganization may involve, among other things, the combination or dissolution of certain of our existing subsidiaries and the creation of new subsidiaries. These transactions could be disruptive to our business, result in significant expense, require regulatory approvals, and fail to result in the intended or expected benefits, any of which could adversely impact our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
We lease office space for our principal executive offices in Houston, Texas and regional offices in Denver, Colorado, Odessa, Texas and Canonsburg, Pennsylvania. As of December 31, 2019, we owned six production facilities located in Wisconsin and Texas, and we own all associated land. In addition, we own or operate terminal locations and lease or own railcars used to transport sand from origin to the terminal. Our logistics and wellsite operations utilize silo systems and/or containers, and maintain strict proppant quality control from the mine to the blender. Substantially all of our owned assets are pledged as security under our ABL Credit Facility; please see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."
Production Facilities
Wyeville Facility
We completed construction of the Wyeville facility, located in Wyeville, Wisconsin, in June 2011 and expanded the facility in 2012 and 2019. The Wyeville facility has an annual processing capacity of approximately 2,700,000 tons of frac sand per year. During the year ended December 31, 2019, the Wyeville facility produced and delivered 2,472,529 tons of frac sand.
All of the product from the Wyeville facility is shipped by rail from approximately 32,000 feet of track that connects our facility to a Union Pacific Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of railcars, including unit trains.

The total cost of our Wyeville facility was $94.9 million and the facility is in good physical condition and includes modern equipment powered by natural gas and electricity. The following table summarizes certain of the key characteristics of our Wyeville facility that we believe allow us to efficiently provide our customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 973 contiguous acres, with on-site processing and rail loading facilities, located in Wyeville, Wisconsin.
Deposits	Sand pay zones of up to 80 feet; coarse grade mesh sizes from 20 to 100; few impurities such as clay or other contaminants.
Excavation Technique	Dredging and shallow overburden allowing for surface excavation.
Sand Processing	Sands are unconsolidated; do not require crushing.
Logistics Capabilities	On-site transportation infrastructure capable of accommodating unit trains connected to Union Pacific Railroad mainline.
Augusta Facility
We completed construction of the Augusta facility, located in Eau Claire County, Wisconsin, in June 2012 and expanded the facility in 2014. The Augusta facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. During the year ended December 31, 2019, the Augusta facility produced and delivered 56,121 tons of frac sand.
The Augusta facility was idled in January 2019. During 2019, we completed an impairment assessment of the Augusta facility based on current market conditions and the current and expected utilization of the facility. As a result, the Company recognized an impairment of $109.7 million related to the write-down of the Augusta facility, including work-in-process inventory, to its estimated fair value.
All of the product from the Augusta facility is shipped by rail from approximately 38,000 feet of track that connects our facility to a Union Pacific Railroad mainline. These rail spurs and the capacity of the associated product storage silos allow the accommodation of a large number of railcars, including unit trains.
The total cost of our Augusta facility was $140.1 million and the facility is in good physical condition and includes modern equipment powered by natural gas and electricity. The following table summarizes certain of the key characteristics of our Augusta facility that we believe allow us to efficiently provide our customers with high quality frac sand efficiently at competitive prices.

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
Whitehall Facility
We completed construction of the Whitehall facility, located in Independence, Wisconsin and Whitehall, Wisconsin, in September 2014. The Whitehall facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. During the year ended December 31, 2019, the Whitehall facility produced and delivered 594,128 tons of frac sand.
In September 2018, the Company temporarily idled dry plant operations at the Whitehall facility and resumed production in January 2019. Beginning in August 2019, the Company reduced the hours of operations at the Whitehall facility. During 2019, we completed an impairment assessment of the Whitehall facility based on current market conditions and the current and expected utilization of the facility. As a result, the Company recognized an impairment of $105.7 million related to the write-down of the Whitehall facility to its estimated fair value.
All of the product from the Whitehall facility is shipped by rail from approximately 38,000 feet of track that connects our facility to a Canadian National Railway mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains.

The total cost of our Whitehall facility was $134.3 million and the facility is in good physical condition and includes modern equipment powered by natural gas and electricity. The following table summarizes certain of the key characteristics of our Whitehall facility that we believe allow us to efficiently provide our customers with high quality frac sand efficiently at competitive prices.

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
Blair Facility
We completed construction of the Blair facility, located in Blair, Wisconsin, in March 2016. The Blair facility has an annual processing capacity of approximately 2,860,000 tons of frac sand per year. During the year ended December 31, 2019, the Blair facility produced and delivered 2,025,313 tons of frac sand.
All of the product from the Blair facility is shipped by rail from approximately 45,000 feet of track that connects our facility to a Canadian National Railway mainline. These rail spurs and the capacity of the associated product storage silos allow us to accommodate a large number of rail cars, including unit trains.
The total cost of our Blair facility was $104.3 million and the facility is in good physical condition and includes modern equipment powered by natural gas and electricity. The following table summarizes certain of the key characteristics of our Blair facility that we believe allow us to efficiently provide our customers with high quality frac sand efficiently at competitive prices.

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
Kermit Facilities
We completed construction of the first Kermit facility, located near Kermit, Texas, in July 2017 and the second Kermit facility in December 2018. The Kermit facilities have an annual processing capacity of approximately 6,000,000 tons of frac sand per year. During the year ended December 31, 2019, the Kermit facilities produced and delivered 4,519,452 tons of frac sand.
All of the product from our Kermit facilities is delivered by truck to the wellsite from 12 on-site silos with 36,000 tons of storage capacity.
The total cost of our Kermit facilities was $147.5 million and the facilities are in good physical condition and includes modern equipment powered by natural gas and electricity. The following table summarizes certain of the key characteristics of our Kermit facilities that we believe allow us to efficiently provide our customers with high quality frac sand efficiently at competitive prices.

Facility Characteristics	Description
Site Geography	Situated on 1,226 contiguous acres, with on-site processing and truck loading facilities, located near Kermit, Texas.
Deposits	Overlain by dune sand deposits, typically 50 feet deep on average; fine 100 mesh sand and 40/70.
Excavation Technique	No overburden allowing for surface excavation.
Sand Processing	Sands are unconsolidated; do not require crushing.
Logistics Capabilities	Twelve on-site silos with 36,000 tons of storage capacity and infrastructure capable of direct loading into trucks.

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
According to John T. Boyd Company ("John T. Boyd"), our proven reserves at our facilities consist of frac sand exceeding API specifications. Analysis of sand at our facilities by independent third-party testing companies indicates that they demonstrate characteristics exceeding API specifications with regard to crush strength, turbidity and roundness and sphericity. Based on third-party reserve reports by John T. Boyd, as of December 31, 2019, we have an implied average reserve life of 24 years, assuming production at the current rated capacity of 17,280,000 tons of frac sand per year.
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
The following table provides a summary of our facilities as of December 31, 2019:

Mine/Plant Location	Owned/Leased	Area (in acres)	Proven Reserves (in thousands of tons)	Implied Average Reserve Life (in years)	Primary End Markets Served
Wyeville, WI	Owned	973	70,025	26	Oil and natural gas proppants
Augusta, WI	Owned	1,187	42,135	15	Oil and natural gas proppants
Whitehall, WI	Owned	1,626	84,628	30	Oil and natural gas proppants
Blair, WI	Owned	1,285	109,853	38	Oil and natural gas proppants
Kermit facilities, TX	Owned	1,226	104,947	17	Oil and natural gas proppants
Surface and Mineral Rights
We acquired the Wisconsin acreage from separate land owners. In each transaction, we acquired surface and mineral rights, certain of which are subject to non-participating royalty interests per ton of frac sand sold. These royalties were negotiated by us or the sponsor in connection with the acquisition of the acreage. In addition, we entered into a purchase and sale agreement to acquire certain tracts of land and specific quantities of the underlying frac sand deposits, and have the option to acquire additional mineral rights underlying the acquired land. We acquired surface rights to the Kermit, Texas acreage, which is not subject to any royalty interest on sand produced and delivered.

Logistics
Terminal Facilities
As of December 31, 2019, we own or operate 11 terminal locations as summarized in the following table:

Location	Storage Capabilities	Railroad	Unit Train Capable
Big Spring, TX (a)	Rail	Big Spring Rail Systems
Binghamton, NY (a)	Rail	New York Susquehanna & Western Railway	☑
Dennison, OH (a)	Rail	Columbus and Ohio River Railroad
Evans, CO	Rail	Union Pacific Railroad
Kittanning, PA (a)	Rail	Buffalo and Pittsburgh Railroad
Minerva, OH (a)	Rail/Silo	Ohio-Rail Corp.	☑
Mingo Junction, OH	Rail/Silo	Norfolk Southern	☑
Odessa, TX	Rail/Silo	Union Pacific Railroad	☑
Pecos, TX	Rail/Silo	Union Pacific Railroad	☑
Smithfield, PA	Rail/Silo	Southwest Pennsylvania Railroad	☑
Wellsboro, PA	Rail/Silo	Wellsboro & Corning Railroad	☑

(a)	Terminal is idled.
Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our Wisconsin production facilities. As of December 31, 2019, we leased or owned 4,800 railcars used to transport sand from origin to destination and managed a fleet of approximately 596 additional railcars dedicated to our facilities by our customers or the Class I railroads.
During 2019, we completed impairment assessments of our terminal facilities based on current market conditions and the current and expected utilization of the terminals. As a result, the Company recognized impairments of $15.9 million related to the remaining book value of certain assets associated with idled terminal facilities.
Logistics and Wellsite Operations
Our logistics and wellsite operations, named Pronghorn Energy Services, utilize silo systems and/or containers, and maintain strict proppant quality control from the mine to the blender, while also addressing environmental concerns through reduction of particulate matter emissions. We handle the full spectrum of logistics management with the industry’s only fully integrated solution, from railcar fleet management to truck dispatching and dedicated wellsite operations, which structurally reduces costs for customers by eliminating inefficiencies throughout the proppant delivery process. Pronghorn Energy Services helps eliminate supply risk, provides increased transportation efficiency and reduces supply chain related congestion at the wellsite, decreasing the number of trucks required per job and decreasing or eliminating trucking demurrage costs. Our logistics and wellsite operations are designed to meet or exceed the new respirable crystalline silica standards adopted under the federal Occupational Safety and Health Act ("OSH Act") that became effective in June 2018 with respect to hydraulic fracturing, as well as the engineering control obligations to limit exposures to respirable crystalline silica that are set to become effective in June 2021 for hydraulic fracturing.
As of December 31, 2019, we owned or leased 50 PropBeast conveyors, leased 2,978 containers from Proppant Express Investments, LLC ("PropX"), owned 15 Atlas topfill conveyors and owned 35 silo systems, which consists of a 6-pack of silos, a conveyor for transporting sand from the silos to the blender hopper and trailers used to transport the silos.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On May 31, 2019, the Company completed its conversion (the "Conversion") from a Delaware limited partnership named Hi-Crush Partners LP to a Delaware corporation named Hi-Crush Inc. As a result of and at the effective date of the Conversion, each common unit representing limited partnership interests in Hi-Crush Partners LP issued and outstanding immediately prior to the Conversion was automatically converted into one share of common stock, par value $0.01 per share, of Hi-Crush Inc. As of the open of business on June 3, 2019, our shares of common stock commenced trading on the NYSE under the symbol "HCR."
Holders of Record
As of February 14, 2020, there were 100,870,221 shares of common stock outstanding held by approximately 114 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
Prior to the Conversion, the partnership agreement set forth the calculation to be used to determine the amount of cash distributions that our limited partner unitholders and the holder of our incentive distribution rights received prior to October 21, 2018. The incentive distribution rights were held by the sponsor and were canceled and extinguished on October 21, 2018 in connection with the Sponsor Contribution. Upon the Conversion on May 31, 2019, the partnership agreement was terminated.
On January 7, 2019, we announced the decision of the board of directors to suspend the quarterly distribution to common unitholders.
Upon the Conversion, the Company has not adopted a policy regarding payment of dividends. Dividends may be declared from time to time by the board of directors out of funds legally available for dividend payments. Any dividend policy adopted may be amended, revoked or suspended at any time, and while any dividend policy is in place, the actual amount of dividends on the common stock will depend on many factors, including the Company’s financial condition and results of operations, liquidity requirements, market opportunities, capital requirements, legal, regulatory and contractual constraints, tax laws and other factors.
Hi-Crush Inc. Comparative Stock Performance Graph
The information contained in this Hi-Crush Inc. Comparative Stock Performance Graph section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
The following performance graph provides a comparison of the cumulative total stockholder return on our common stock, the cumulative total return on the Russell 3000 Index and the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry Index, in each case assuming $100 was invested on December 31, 2014 and the reinvestment of all dividends.

Recent Sales of Unregistered Securities
On May 7, 2019, in connection with our acquisition of Proppant Logistics LLC, which owns Pronghorn Logistics, LLC, we issued 695,606 common units to the owners of Proppant Logistics LLC. The common units were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to repurchases of common stock made by the Company during the three months ended December 31, 2019 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Plans or Programs (a)
October 1, 2019 to October 31, 2019	—	$—	—	$21,849
November 1, 2019 to November 30, 2019	100,560	$0.76	100,560	$21,774
December 1, 2019 to December 31, 2019	248,093	$0.70	248,093	$21,600
	348,653		348,653

(a)
On June 8, 2019, the Company's board of directors approved a new stock repurchase program of up to $25 million, effective immediately and authorized through June 30, 2020. The stock repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. During the fourth quarter of 2019, the Company repurchased 348,653 shares of common stock for a cost of $0.2 million. As of February 14, 2020, the Company has repurchased a total of 1,526,384 common shares for a total cost of $3.4 million, with $21.6 million remaining under its approved stock repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans
See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans as of December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA
The Company's historical financial data has been recast to include the sponsor and general partner, Hi-Crush Augusta LLC ("Augusta"), Hi-Crush Blair LLC ("Blair"), Hi-Crush Whitehall LLC ("Whitehall") and PDQ Properties LLC ("PDQ Properties") for the periods leading up to their contribution into the Company.

(in thousands, except tons, per ton and per share amounts)	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenues	$636,370	$842,840	$602,623	$204,430	$339,640
Cost of goods sold	573,062	616,258	467,797	205,340	256,238
Gross profit (loss)	63,308	226,582	134,826	(910)	83,402
Income (loss) from operations	(346,785)	163,991	93,390	(72,172)	37,857
Income (loss) before income tax	(382,934)	137,595	76,162	(93,025)	21,754
Income tax expense	30,625	—	—	—	—
Net income (loss)	(413,559)	137,595	76,162	(93,025)	21,754
Earnings (loss) per common share:
Basic	$(4.10)	$1.46	$0.97	$(1.64)	$0.73
Diluted	$(4.10)	$1.42	$0.96	$(1.64)	$0.73
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$29,878	$237,303	$83,975	$(31,932)	$93,172
Investing activities	(74,656)	(188,137)	(325,120)	(52,153)	(125,663)
Financing activities	(11,934)	57,367	244,026	69,168	41,676
Capital expenditures	71,696	141,546	122,246	45,714	130,865
Operating Data:
Total sand sold (in tons)	9,865,706	10,407,296	8,938,713	4,253,746	5,003,702
Average price per ton sold	$43.84	$66.93	$66.94	$47.65	$62.05
Balance Sheet Data (at period end):
Cash	$57,559	$114,256	$7,724	$4,843	$19,760
Total assets	1,111,137	1,433,838	1,128,229	667,328	686,709
Long-term debt	445,339	443,283	194,462	247,939	338,770
Total liabilities	710,013	626,591	302,459	296,982	415,065
Equity	401,124	807,247	825,770	370,346	271,644

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the description of the business appearing in Part 1, Item 1, "Business," and the consolidated financial statements and the related notes in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Part I, Item 1A, "Risk Factors" and under "Forward-Looking Statements."
Discussions of our financial condition and results of operations pertaining to the year ended December 31, 2017 and year-to-year comparisons between the years ended December 31, 2018 and 2017 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2018 that was filed on February 20, 2019.
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
On May 31, 2019, the Company completed the Conversion from a Delaware limited partnership named Hi-Crush Partners LP to a Delaware corporation named Hi-Crush Inc. As a result of and at the effective date of the Conversion, each common unit representing limited partnership interests in Hi-Crush Partners LP ("common units") issued and outstanding immediately prior to the Conversion was automatically converted into one share of common stock, par value $0.01 per share, of Hi-Crush Inc. ("common stock"). As a result of the Conversion, the Company converted from an entity treated as a partnership for U.S. federal income tax purposes to an entity treated as a corporation for U.S. federal income tax purposes. As of the open of business on June 3, 2019, the common stock commenced trading on the NYSE under the ticker symbol "HCR."
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
In October 2018, the Company entered into a contribution agreement with the sponsor pursuant to which the Company acquired all of the then outstanding membership interests in the sponsor and the non-economic general partner interest of Hi-Crush GP LLC, its general partner (the "general partner") in the Company.
Our Assets and Operations
Production Facilities
We own six production facilities located in Wisconsin and Texas. Our four Wisconsin production facilities are equipped with on-site transportation infrastructure capable of accommodating unit trains connected to the Union Pacific Railroad mainline or the Canadian National Railway mainline. Our two Texas production facilities have on-site silo storage capacity and infrastructure capable of direct loading into trucks.
According to John T. Boyd Company ("John T. Boyd"), our proven reserves at our facilities consist of frac sand exceeding American Petroleum Institute ("API") specifications. Analysis of sand at our facilities by independent third-party testing companies indicates that they demonstrate characteristics exceeding API specifications with regard to crush strength, turbidity and roundness and sphericity. Based on third-party reserve reports by John T. Boyd, as of December 31, 2019, we have an implied average reserve life of 24 years, assuming production at the current rated capacity of 17,280,000 tons of frac sand per year.

Terminal Facilities
As of December 31, 2019, we own or operate 11 terminal locations throughout Pennsylvania, Ohio, Texas, Colorado and New York, of which five are idled and seven are capable of accommodating unit trains. Our terminals include approximately 135,000 tons of rail storage capacity and approximately 140,000 tons of silo storage capacity.
Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of December 31, 2019, we leased or owned 4,800 railcars used to transport sand from origin to destination and managed a fleet of 596 additional railcars dedicated to our facilities by our customers or the Class I railroads.
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
As of December 31, 2019, we owned or leased 50 PropBeast conveyors, leased 2,978 containers from Proppant Express Investments, LLC ("PropX"), owned 15 Atlas topfill conveyors and owned 35 silo systems, which consists of a 6-pack of silos, a conveyor for transporting sand from the silos to the blender hopper and trailers used to transport the silos.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts. As of January 1, 2020, the average remaining contract term of our long-term contracts was 1.7 years with remaining terms ranging from 3 to 60 months. Each contract defines the minimum volume of frac sand that the customer is required to purchase, the volume that we are required to make available, the technical specifications of the product and the price per ton. Our contracts for sand sourced from our Wisconsin facilities are periodically negotiated to generally be reflective of market conditions and prices within certain parameters. Our contracts for sand sourced from our Kermit facilities are generally fixed price for the life of the contract. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. Delivery of sand to our customers may occur at the production facility, rail origin, terminal or wellsite.
We generate other revenues through the performance of our logistics and wellsite operations and services, which includes transportation, equipment rental and labor services, and through activities performed at our in-basin terminals, including transloading sand for counterparties, lease of storage space and other services performed on behalf of our customers.
A substantial portion of our logistics services are provided to customers with whom we have long-term agreements as defined in a master services agreements ("MSA") and related work orders.  The MSA typically outlines the general terms and conditions for work performed by us relating to invoicing, insurance, indemnity, taxes and similar terms.  The work orders typically define the commercial terms including the type of equipment and services to be provided, with pricing that is generally determined on a job-by-job basis due to the variability in the specific requirements of each wellsite.
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
Logistics Costs
The principal expenses involved in distribution of processed sand are rail freight and fuel surcharges, railcar lease expense, and trucking charges. These logistics costs are capitalized as a component of finished goods inventory held in-basin and are reflected in cost of goods sold when the inventory is eventually sold in-basin or at the wellsite. Other logistics cost components, including transload fees, storage fees and terminal operational costs, such as labor and facility rent, are charged to costs of goods sold in the period in which they are incurred. We utilize multiple railroads to transport our sand and such transportation costs are typically negotiated through long-term working relationships.
The principal expenses involved in delivering sand to the wellsite are costs associated with third party trucking vendors, container rent, labor and other operating expenses associated with handling the product at the wellsite. These logistics costs are charged to costs of goods sold in the period in which they are incurred.
Other Costs of Sales
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
Free Cash Flow
We define free cash flow as net cash provided by operating activities less maintenance and growth capital expenditures. Free cash flow is a supplemental measure utilized by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess our ability to generate cash from operations for mandatory obligations, including debt repayment and discretionary investment opportunities.

Note Regarding Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA and free cash flow are not financial measures presented in accordance with generally accepted accounting principles in the United States ("GAAP"). We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA, Adjusted EBITDA or free cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA, Adjusted EBITDA and free cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net income (loss)	$(413,559)	$137,595	$76,162
Depreciation, depletion and amortization expense	58,071	42,149	31,553
Interest expense	45,774	25,347	12,971
Income tax expense	30,625	—	—
EBITDA	(279,089)	205,091	120,686
Non-cash impairment of assets	357,494	—	—
Change in estimated fair value of contingent consideration	(8,027)	—	—
Earnings from equity method investments	(6,013)	(5,184)	(75)
Gain on remeasurement of equity method investment	(3,612)	—	—
Loss on extinguishment of debt	—	6,233	4,332
Non-recurring business development costs and other items (a)	6,627	6,495	3,261
Adjusted EBITDA	$67,380	$212,635	$128,204

(a)
During the year ended December 31, 2019, non-recurring business development costs and other items are primarily associated with the Conversion, business acquisitions and severance costs. During the year ended December 31, 2018, non-recurring business development costs and other items are primarily associated with business development and legal costs associated with the Sponsor Contribution and lease termination costs associated with the relocation of our corporate offices. During the year ended December 31, 2017, non-recurring business development costs and other items are primarily associated with legal, professional and marketing costs associated with the Whitehall Contribution and the development of our Kermit facility and Pecos terminal.

The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure, as applicable, for the year ended December 31, 2019 (in thousands):

Net cash provided by operating activities	$29,878
Less: Maintenance capital expenditures	(12,941)
Less: Growth capital expenditures (a)	(27,536)
Free cash flow	$(10,599)

(a)
We have excluded growth capital expenditures of $31,219 spent during the year ended December 31, 2019, related to construction projects associated with completion of our second Kermit facility and expansion at our Wyeville facility, both of which were fully-funded in 2018. All other growth capital expenditures related to investments in our logistics and wellsite operations are included in the above.

Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows may not be comparable between periods for the following reasons:

•
On May 7, 2019, we completed the acquisition of Proppant Logistics, which owns Pronghorn. On May 7, 2019, the Company completed the acquisition of Proppant Logistics, which owns Pronghorn, a provider of end-to-end proppant logistics services. Accordingly, our financial statements reflect increased services revenues, operating costs and general and administrative expenses associated with the Pronghorn operations during 2019 as compared to 2018 and 2017.

•
On August 1, 2018, we completed the acquisition of FB Industries Inc. On August 1, 2018, the Company purchased FB Industries, a company engaged in the engineering, design and marketing of silo-based frac sand management systems. Accordingly, our financial statements reflect increased sales of equipment, costs of goods sold, related operating costs and general and administrative expenses associated with the FB Industries operations during 2019 as compared to 2018 and 2017. In connection with the acquisition of FB Industries, the purchase and sale agreement contained certain contingent consideration arrangements from the date of closing to December 31, 2021, dependent upon leases or sales of certain silo equipment. Subsequent changes in fair value of the contingent consideration after the measurement period are recognized in earnings in the period identified. During the year ended December 31, 2019, the Company recorded adjustments to the fair value of contingent consideration associated with the FB Industries acquisition in the amount of $8,027.

•
We commenced operations at our first Kermit production facility in July 2017 and our second Kermit production facility in December 2018. The first Kermit facility commenced operations and sales of frac sand during the third quarter of 2017. The second Kermit facility commenced operations and sales of frac sand at the end of 2018, which contributed to an increase in in-basin sand volumes produced and delivered during 2019 as compared to 2018 and 2017.

•
Our Augusta production facility was idled in January 2019. In January 2019, we idled our Augusta facility, which contributed to a decrease in volumes produced and delivered during 2019 as compared to 2018 and 2017.

•
We reduced the hours of operation at our Whitehall production facility beginning in August 2019. The Company temporarily idled dry plant operations at the Whitehall facility in September 2018 and resumed production in January 2019. Beginning in August 2019, the Company reduced the hours of operations at the Whitehall facility.

•
We realized asset impairments during the year ended December 31, 2019. During 2019, we completed impairment assessments of goodwill and long-lived assets, including property, plant and equipment, right-of-use assets and intangible assets based on current market conditions and the current and expected utilization of the assets. Asset impairments for the year ended December 31, 2019 totaled $357,494.

•
We terminated our Revolving Credit Agreement and Term Loan Credit Facility in August 2018. On August 1, 2018, the Company completed the private placement of $450,000 aggregate principal amount of its 9.50% senior unsecured notes due 2026 (the "Senior Notes") and entered into a senior secured revolving credit facility (the "ABL Credit Facility"). Upon closing on the Senior Notes and ABL Credit Facility, the Company terminated its Revolving Credit Agreement and Term Loan Credit Facility. In connection with the terminations, the Company recognized a $6,233 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.

•
We refinanced our Prior Revolving Credit Agreement and Prior Term Loan Credit Facility in December 2017. In December 2017, the Company refinanced its senior secured revolving credit agreement (the "Prior Revolving Credit Agreement") and senior secured term loan credit facility (the "Prior Term Loan Credit Facility") by entering into a second amended and restated credit agreement (the "Revolving Credit Agreement") and a senior secured term loan credit facility (the "Term Loan Credit Facility"). In connection with the refinancing, the Company recognized a $4,332 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.

Market Conditions
Challenges facing demand for frac sand and related logistics services increased during the latter part of 2019, driven principally by reduced well completions activity. Demand levels for the entirety of 2019 tracked a similar pattern to that experienced over the course of 2018, as exploration and production companies ("E&Ps") remain focused on capital discipline, and factoring in normal seasonality. As a result, well completion activity declined beginning in the latter part of the third quarter of 2019 and further declined in the fourth quarter of 2019 as E&Ps came to the end of their capex budgets for the year. Well completion activity is forecasted by market experts to increase steadily over the first half of 2020, in line with the past several years.

Logistics and wellsite management services for frac sand remain a critical component of the overall frac sand supply chain, with demand drivers similar to that of frac sand. New competitors and solutions have entered the market on the supply side of logistics and wellsite management services, principally replacing first generation frac sand delivery and storage mechanisms, along with the less efficient delivery mechanisms represented by pneumatic trucking. While competition for logistics and wellsite management services exists in the form of equipment suppliers or service providers, pricing for equipment and services has remained relatively stable, as customers remain focused on reliable and cost-efficient delivery systems, wellsite storage solutions, and sand supply.
Industry experts currently estimate total frac sand demand in 2019 was approximately 117 million tons, up slightly as compared to total frac sand demand in 2018, and significantly higher than historical levels. Demand for frac sand in 2019 followed the same trajectory as in 2018, increasing through the first half of the year as E&P budgets reset, and then reducing throughout the second half of the year. While some experts currently estimate total frac sand demand in 2020 will exceed 2019 levels, the pace and timing of any potential improvement remains uncertain.
Due to challenging market conditions for frac sand, production capacity continues to be rationalized through reduced hours of operations as well as idling or permanent shutdown of both in-basin and Northern White production facilities. Despite this reduction of supply, nameplate and available frac sand capacity remained in excess of near-term demand at year-end 2019 and continuing into the first quarter of 2020. Over the intermediate and long-term, we believe frac sand facilities producing Northern White or in-basin sand at a higher cost will remain idled or permanently shut down due to unprofitable production economics. At this time it is not possible to determine if additional facilities will be idled, shut down, or reduce hours of operations, or the exact timeframe in which such actions would be taken. We do not believe that any significant new-build or expansion capacity is being contemplated by the industry at this time.
The oversupply of frac sand has resulted in a significant reduction in pricing for Northern White and in-basin sand. A significant decline in demand began in late 2018, resulting in pricing weakness that continued into the first quarter of 2019. Pricing conditions improved somewhat exiting the first quarter of 2019, and remained roughly flat in the second quarter of 2019, as E&Ps reset annual capital budgets and invested in new drilling and completion activity. Weakness began to emerge again during the latter part of the third quarter of 2019 and continued into the fourth quarter of 2019. The pricing environment, particularly in the Permian Basin, is unsustainable for many facilities with elevated production costs, a lack of deep customer relationships and/or a lack of additional service capabilities beyond the sale of frac sand at spot pricing.
The following table presents sales, volume and pricing comparisons for the fourth quarter of 2019, as compared to the third quarter of 2019:

	Three Months Ended
	December 31,	September 30,		Percentage
	2019	2019	Change	Change
Frac sand sales revenues	$77,331	$114,160	$(36,829)	(32)%
Other revenues	$48,156	$58,812	$(10,656)	(18)%
Tons sold	2,106,622	2,685,736	(579,114)	(22)%
Average price per ton sold	$37	$43	$(6)	(14)%
Revenues generated from the sale of frac sand decreased by 32% from the third quarter of 2019 as completion activity declined and continued pricing pressure was seen for both Northern White and in-basin sand during the fourth quarter of 2019. Average sales price was $37 per ton for the fourth quarter of 2019 compared to $43 per ton in the third quarter of 2019, with the decrease being attributable to pricing pressures, greater percentage of in-basin volumes and change in final delivery points.
Other revenues are related to logistics and wellsite operations and equipment sales. The 18% decrease in other revenues over the third quarter of 2019 was due primarily to decreased demand for logistics services as a result of a decline in completion activity.

Results of Operations
The following table presents consolidated revenues and expenses for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Revenues	$636,370	$842,840	$602,623
Costs of goods sold
Production costs	113,899	154,778	133,769
Logistics costs	399,905	413,680	304,579
Other costs of sales	7,942	9,516	—
Depreciation, depletion and amortization	51,316	38,284	29,449
Gross profit	63,308	226,582	134,826
Operating costs and expenses	410,093	62,591	41,436
Income (loss) from operations	(346,785)	163,991	93,390
Other income (expense)
Earnings from equity investment methods	6,013	5,184	75
Gain on remeasurement of equity method investment	3,612	—	—
Interest expense	(45,774)	(25,347)	(12,971)
Loss on extinguishment of debt	—	(6,233)	(4,332)
Income (loss) before income tax	(382,934)	137,595	76,162
Income tax expense	30,625	—	—
Net income (loss)	$(413,559)	$137,595	$76,162
The following table presents sales, volume and pricing comparisons for the periods indicated:

	Year Ended December 31,			2019 vs 2018 % Change	2018 vs 2017 % Change
	2019	2018	2017
Frac sand sales revenues	$432,466	$696,603	$598,355	(38)%	16%
Other revenues	$203,904	$146,237	$4,268	39%	3,326%
Tons sold	9,865,706	10,407,296	8,938,713	(5)%	16%
Average price per ton sold	$44	$67	$67	(34)%	—%
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues
Revenues generated from the sale of frac sand were $432,466 and $696,603 for the years ended December 31, 2019 and 2018, respectively, during which we sold 9,865,706 and 10,407,296 tons of frac sand, respectively. The volume decrease is primarily driven by an increase in the available supply of locally produced in-basin sand, particularly in the Permian Basin, year over year, which has resulted in reduced levels of demand for Northern White sand, and led to the idling of the Augusta facility in first quarter of 2019. Offsetting the decreased Northern White volumes sold was a 48% increase in volumes produced and sold from our in-basin Kermit facilities. Average sales price per ton was $44 and $67 for the years ended December 31, 2019 and 2018, respectively, with the decrease generally being attributable to the increased percentage of our total volumes coming from our in-basin Kermit facilities as 46% of volumes sold for the year ended December 31, 2019 compared to 29% in 2018, as well as the aforementioned pricing pressures coming to bear in the overall market for frac sand during the latter half of 2018 and continuing throughout 2019.
Other revenues related principally to our integrated logistics and wellsite operations were $194,577 and $135,985 for the years ended December 31, 2019 and 2018, respectively. Other revenues generated from the sales of silo and related logistics equipment were $9,327 and $10,252 for the years ended December 31, 2019 and 2018, respectively. The increase in total other revenues is attributable to year-over-year growth of our integrated logistics and wellsite services, including the acquisitions of FB Industries in August 2018 and Proppant Logistics in May 2019.

Costs of Goods Sold – Production Costs
We incurred production costs of $113,899 and $154,778 for the years ended December 31, 2019 and 2018, respectively. The decrease in production costs between the comparable periods was driven by a change in the mix of where the volumes were produced.  In the comparable periods, volumes produced and delivered from our Wisconsin facilities declined 28%, primarily due to the displacement of Northern White sand in the Permian Basin, while volumes produced at our in-basin production facilities increased 48%, primarily due to the completion of our second Kermit facility in December 2018.  The costs of production at our in-basin Kermit facilities are generally lower than the average production costs of our Wisconsin facilities. For the years ended December 31, 2019 and 2018, we purchased $4,144 and $16,724, respectively, of sand from third-party suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $399,905 and $413,680 for the years ended December 31, 2019 and 2018, respectively. The slight decrease in logistics costs reflects the change which has taken place in our industry over the past year, as in the comparable periods volumes sold through our in-basin terminal network decreased 23% during 2019, resulting in a decrease in rail freight costs. The higher percentage decrease in rail freight costs than total in-basin sand sales reflects the continued displacement of Northern White sand from the Permian Basin, which generally has higher freight rates from our Wisconsin production facilities than tariffs to other basins.  This decrease in rail freight costs was offset by increased trucking costs from the growth of our logistics and wellsite operations in the comparable periods, coupled with additional headcount and staffing for those operations.
Costs of Goods Sold - Other Costs of Sales
We incurred other costs of sales $7,942 and $9,516 for the years ended December 31, 2019 and 2018, respectively. Other costs of sales was primarily related to the costs of manufacturing, assembling and delivery of silo systems, conveyors and other equipment sold to our customers, subsequent to the acquisition of FB Industries in August 2018.
Costs of Goods Sold – Depreciation, Depletion and Amortization
For the years ended December 31, 2019 and 2018, we incurred $51,316 and $38,284, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation. The increase was primarily attributable to increased mining and depletion of our in-basin reserves upon completion of our second Kermit facility in December 2018, offset by a decline in depletion at our idled Augusta and Whitehall facilities.  Also contributing to the increase was depreciation on last mile equipment as we continued to grow our logistics and wellsite operations.
Gross Profit
Gross profit was $63,308 and $226,582 for the years ended December 31, 2019 and 2018, respectively. Gross profit percentage decreased to 9.9% for the year ended December 31, 2019 compared to 26.9% for the year ended December 31, 2018. The decline was primarily driven by decreased prices and volumes during 2019 compared to 2018 as increased sand supply from the proliferation of in-basin production, specifically in the Permian Basin, drove down the price of proppant in basins across the U.S.
Operating Costs and Expenses
General and administrative expenses were $51,584 and $55,032 for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, the Company had $4,763 of non-recurring business development and legal costs primarily associated with the Conversion and business acquisitions. For the year ended December 31, 2018, the Company had $5,595 of non-recurring business development and legal cost associated with the Sponsor Contribution and lease termination costs associated with the relocation of our corporate offices. Absent the non-recurring costs, the general and administrative expenses for the year ended December 31, 2019 decreased compared to 2018 due to increased focus on cost reductions and decreased headcount and related compensation expense.
Depreciation and amortization was $6,755 and $3,865 for the years ended December 31, 2019 and 2018, respectively. The increase was primarily attributable to increased amortization expense associated with intangible assets related to the acquisition of FB Industries.
During the year ended December 31, 2019, the Company recorded asset impairments of $357,494 related to $231,417 of impairments on the write-down of property, plant and equipment, primarily the Augusta facility, including the work-in-process inventory, and the Whitehall facility to their estimated fair value, $77,447 of impairments on operating lease right-of-use assets, $35,657 of goodwill impairment and $12,973 of impairments on certain intangible assets.
During the year ended December 31, 2019, the Company recorded a decrease to the fair value of contingent consideration associated with the FB Industries acquisition resulting in a gain in the amount of $8,027.
During the year ended December 31, 2019, the Company incurred $1,793 of other operating expenses primarily associated with staffing reductions. During the year ended December 31, 2018, the Company incurred $3,196 of other operating expenses primarily related to the settlement of a contract dispute as well as environmental restoration efforts and road repairs in the communities in which we operate.

Earnings from Equity Method Investments
During the years ended December 31, 2019 and 2018, the Company recognized earnings of $6,013 and $5,184, respectively, from its equity method investments, comprised primarily of our investment in PropX.
Gain on Remeasurement of Equity Method Investment
During the year ended December 31, 2019, the Company recognized a gain of $3,612 on the remeasurement of our equity method investment in connection with acquiring the remaining 34% ownership interest in Proppant Logistics on May 7, 2019.
Interest Expense
Interest expense was $45,774 and $25,347 for the years ended December 31, 2019 and 2018, respectively, principally associated with the interest on our Senior Notes in 2019 and our previous Term Loan Credit Facility in 2018. The increase in interest expense during 2019 was driven by the issuance of $450,000 of 9.50% Senior Notes in August 2018 compared to the $199,000 outstanding through August 1, 2018 on the Term Loan Credit Facility, which carried an interest rate of 6.10% as of August 1, 2018.
Loss on Extinguishment of Debt
During the year ended December 31, 2018, the Company terminated our Revolving Credit Agreement and our Term Loan Credit Facility. In connection with the terminations, the Company recognized a $6,233 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.
Income Tax
During the year ended December 31, 2019, the Company recognized an income tax expense of $30,625, primarily associated with the initial deferred tax liability of $115,488 recorded on May 31, 2019, as a result of the Conversion, offset by the tax benefit on the loss before income taxes resulting principally from the asset impairments. Prior to the Conversion, the Company was not subject to income tax on an entity level.
Net Income
Net loss was $413,559 for the year ended December 31, 2019, compared to net income of $137,595 for the year ended December 31, 2018.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be available cash, cash generated by our operations, and if needed, supplemented by borrowings under our ABL Credit Facility, as available. We believe that cash from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and debt service obligations, including interest payments. As of February 14, 2020, our sources of liquidity consisted of $20,128 of available cash and $43,903 pursuant to available borrowings under our ABL Credit Facility ($64,917, net of $21,014 letter of credit commitments).
We expect that our future principal uses of cash will be for capital expenditures, funding debt service obligations and working capital, as well as any repurchases of common stock or debt.
Senior Notes and ABL Credit Facility
As of February 14, 2020, we have $450,000 of 9.50% Senior Notes which mature on August 1, 2026 and had $43,903 of undrawn borrowing capacity ($64,917, net of $21,014 letter of credit commitments) under our ABL Credit Facility. The ABL Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets. As of December 31, 2019, we are in compliance with the covenants contained in the ABL Credit Facility.
Borrowings under our ABL Credit Facility are secured by substantially all of our assets. In addition, our subsidiaries have guaranteed our obligations under both credit agreements and have granted the lenders security interests in substantially all our their respective assets. For additional information regarding our Senior Notes and ABL Credit Facility, see Note 10 - Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 15. "Exhibits, Financial Statement Schedules" of this Annual Report on Form 10-K.
Credit Ratings
As of February 14, 2020, the credit rating of the Company’s Senior Notes was Caa1 from Moody’s Investors Service Inc. and CCC+ from Standard and Poor’s.

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
Off-Balance Sheet Arrangements
As of December 31, 2019, there were $36,211 in surety bonds outstanding related to various performance obligations. These were issued in the ordinary course of our business and are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement, and our management believes these surety bonds will expire without being funded.
Stock Repurchase Program
On June 8, 2019, the Company's board of directors approved a new stock repurchase program of up to $25,000, effective immediately and authorized through June 30, 2020. The stock repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. As of February 14, 2020, the Company has repurchased a total of 1,526,384 common shares for a total cost of $3,400, with $21,600 remaining under its approved stock repurchase program.
Capital Requirements
During the year ended December 31, 2019, capital expenditures totaled $71,696. Maintenance capex for the year ended December 31, 2019 was $12,941. Growth capex for the year ended December 31, 2019 was $27,536, primarily related to spending on logistics assets, including new topfill conveyor systems and trailers. Carryover growth capex from 2018 for construction projects associated with completion of our second Kermit facility and expansion at our Wyeville facility totaled $31,219. These expansion initiatives were fully-funded in 2018.
Capital expenditures for the full year 2020 for maintenance and growth capital expenditures are expected to be in the range of $45,000 to $60,000.
Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Company's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Company closely manages, or (3) major structural changes in the Company's asset base or business operations, such as any acquisition, divestitures or organic capital expenditures. As of December 31, 2019, we had a working capital balance of $27,608, as compared to $19,041 at December 31, 2018.
The following table summarizes our working capital as of the dates indicated.

	Year Ended December 31,
	2019	2018
Current assets:
Accounts receivable, net	$71,824	$101,029
Inventories	39,974	57,089
Prepaid expenses and other current assets	9,818	13,239
Total current assets	121,616	171,357
Current liabilities:
Accounts payable	40,592	71,039
Accrued and other current liabilities	42,818	61,337
Current portion of deferred revenues	10,598	19,940
Total current liabilities	94,008	152,316
Working capital	$27,608	$19,041
Accounts receivable decreased by $29,205 during the year ended December 31, 2019, primarily driven by a decrease of $21 in the average sales price per ton sold in the fourth quarter of 2019 compared to the fourth quarter of 2018, offset partially by a 7% increase in volumes sold during the fourth quarter of 2019 compared to the fourth quarter of 2018.

Our inventory consists primarily of sand that has been excavated and processed through the wet plant and finished goods sand located at our terminals or at the wellsite. The decrease in our inventory of $17,115 was primarily driven by a decrease in the work-in-process inventory, including the impairment at our Augusta production facility during 2019, and a decrease in finished goods inventory due to reduced volumes through our terminal network in 2019..
Accounts payable and accrued liabilities decreased by $48,966 on a combined basis, resulting primarily from the payment of construction costs related to our second Kermit facility and the expansion of our Wyeville facility.
Current portion of deferred revenues represent prepayments from customers for future deliveries of frac sand estimated to be made within the next twelve months.
The following table provides a summary of our cash flows for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$29,878	$237,303	$83,975
Investing activities	(74,656)	(188,137)	(325,120)
Financing activities	(11,934)	57,367	244,026
Cash Flows - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Operating Activities
Net cash provided by operating activities was $29,878 and $237,303 for the years ended December 31, 2019 and 2018, respectively. Operating cash flows include net loss of $413,559 and net income $137,595 during the years ended December 31, 2019 and 2018, respectively, adjusted for non-cash operating expenses and changes in working capital described above. The decrease in cash flows from operations was primarily attributable to decreased average sales pricing per ton with decreased sales volumes, which reduced gross profit margins. Also contributing was a greater reduction in working capital in 2018 as compared to 2019.
Investing Activities
Net cash used in investing activities was $74,656 for the year ended December 31, 2019, and was comprised primarily of $71,696 of capital expenditures and $4,229 of net cash paid for business acquisitions, offset by $1,764 of proceeds from the sale of property, plant and equipment.
Capital expenditures for the year ended December 31, 2019 consisted of $12,941 of maintenance capex, $27,536 of growth capex primarily related to spending on logistics assets and $31,219 of 2018 carryover growth capex associated with construction projects associated with completion of our second Kermit facility and expansion at our Wyeville facility. These expansion initiatives were fully-funded in 2018.
Net cash used in investing activities was $188,137 for the year ended December 31, 2018, and consisted of the $34,960 of net cash paid for the FB Industries acquisition, $14,695 of equity method investments and $141,546 of capital expenditures, offset by $3,064 of proceeds from the sale of property, plant and equipment.
Capital expenditures for the year ended December 31, 2018 were primarily associated with the development of our second Kermit facility, various projects at our production facilities and terminals, equipment purchases for our logistics and wellsite operations and equipment builds to further expand market penetration of our silo solution.
Financing Activities
Net cash used in financing activities was $11,934 for the year ended December 31, 2019, and was comprised primarily of $3,400 of repurchases of common stock under the stock repurchase program, $3,237 for the repayment of an acquired credit facility and $4,288 of repayments on long-term debt.
Net cash provided by financing activities was $57,367 for the year ended December 31, 2018, and was primarily comprised of $450,000 from the issuance of the Senior Notes, offset by $9,426 of repurchases of common units under the unit buyback program, $127,645 of distributions paid to our unitholders, $39,516 of distributions paid to members of the sponsor, $12,067 of loan origination costs and $203,378 of repayments on long-term debt, including the balance of our Term Loan Credit Facility. The repayment of our Term Loan Credit Facility was financed through the issuance of the Senior Notes.

Contractual Obligations
The following table presents our contractual obligations and other commitments as of December 31, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repayment of Senior Notes	$450,000	$—	$—	$—	$450,000
Interest payments on Senior Notes (a)	299,250	42,750	85,500	85,500	85,500
Repayment of other notes payable	6,105	2,628	3,090	387	—
Asset retirement obligations (b)	10,964	—	—	—	10,964
Minimum royalty payments	7,806	572	1,000	1,000	5,234
Operating lease obligations	135,730	39,022	58,311	19,746	18,651
Finance lease obligations	2,242	472	944	826	—
Minimum purchase commitments (c)	36,950	14,240	18,165	4,274	271
Total contractual obligations	$949,047	$99,684	$167,010	$111,733	$570,620

(a)	Estimated interest payments on our Senior Notes are calculated using the interest rate of 9.50%.

(b)	The asset retirement obligations represent the fair value of the post closure reclamation and site restoration commitments for our property and processing facilities located in Wisconsin.

(c)
We have entered into service agreements with transload service providers which requires us to purchase minimum amounts of services over specific periods of time at specific locations. Our failure to purchase the minimum level of services would require us to pay shortfall fees. We have also entered into purchase commitments for the construction of certain equipment.

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
Recent Accounting Pronouncements
Refer to Note 2 - Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 15. "Exhibits, Financial Statement Schedules" of this Annual Report on Form 10-K for a description of recent accounting pronouncements.
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
Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, and that we believe are critical to the understanding of our operations. For additional information on all our significant accounting policies, refer to Note 2 - Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 15. "Exhibits, Financial Statement Schedules" of this Annual Report on Form 10-K.
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

Impairment of Long-lived Assets
Recoverability of investments in long-lived assets, including property, plant and equipment is evaluated if events or circumstances indicate the impairment of an asset may exist, based on reporting units, which management has defined as the mine and terminal operations and the logistics and wellsite operations. Estimated future undiscounted net cash flows are calculated using estimates, including but not limited to estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors), operating costs and anticipated capital expenditures. Reductions in the carrying value of our long-lived assets are only recorded if the undiscounted cash flows are less than our book basis in the applicable assets.
Impairment losses are recognized based on the extent to which the remaining carrying value of our long-lived assets exceeds the fair value, which is determined based upon the estimated future discounted net cash flows to be generated by the property, plant and equipment and other long-lived assets.
Management’s estimates of future sales prices, recoverable proven and probable reserves, asset utilization and operating and capital costs, among other estimates, are subject to certain risks and uncertainties which may affect the recoverability of our investments in long-lived assets. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term, which could adversely affect management’s estimate of the net cash flows expected to be generated from its operating assets.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company performs an assessment of the recoverability of goodwill as of September 30th of each fiscal year, or more often if events or circumstances indicate the impairment of an asset may exist. Our assessment of goodwill is based on qualitative factors to determine whether the fair value of the reporting unit is more likely than not less than the carrying value. An additional quantitative impairment analysis is completed if the qualitative analysis indicates that the fair value is not substantially in excess of the carrying value. The quantitative analysis determines the fair value of the reporting unit based on the discounted cash flow method and relative market-based approaches.
The Company amortizes the cost of other intangible assets on a straight line basis over their estimated useful lives, ranging from 1 to 15 years. An impairment assessment is performed if events or circumstances occur and may result in the change of the useful lives of the intangible assets.
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
Income Taxes
As a result of the Conversion completed on May 31, 2019, the Company converted from an entity treated as a partnership for U.S. federal income tax purposes to an entity treated as a corporation for U.S. federal income tax purposes and is therefore subject to U.S. federal, foreign and state and local corporate income tax. The Conversion resulted in the Company recording a partial step-down in the tax basis of certain assets. On the date of the Conversion, we recorded an estimated net tax expense and estimated net deferred tax liability of $115,488 relating to the Conversion as well as this partial step-down in tax basis.

Our overall tax provision is based on, among other things, an estimate of the amount of such partial step-down in tax basis that is derived from an analysis of the basis of our unitholders in their ownership of Hi-Crush common units at December 31, 2018, and estimated asset values at the time of the Conversion. While this information does not completely reflect the actual basis of our unitholders at May 31, 2019, our estimate is based on our best estimate of the individual asset valuations and the most recent unitholder basis information available to us. The amount of partial step-down in tax basis cannot be finally determined until complete trading information with respect to Hi-Crush common units for the five months ended May 31, 2019, becomes available. The Company does not currently expect such information to become available until the first quarter of 2020 and the timing and the availability of this information is not within the Company’s control. Since the unitholder basis information currently available to us does not completely reflect the actual basis of our unitholders at May 31, 2019, the amount of the partial step-down in tax basis as finally determined is expected to differ, possibly materially, from the current estimate, which in turn is expected to cause the Company’s income tax provision and effective tax rate under GAAP to differ, possibly to a material extent, from the current estimate described herein. If the amount of the partial step-down in tax basis as finally determined is lower than the current estimate, the Company would record a lower net tax expense and an incrementally lower deferred tax liability, which would have the effect of decreasing the amount of taxes payable by the Company in the future. If the amount of partial step-down in tax basis as finally determined is higher than the current estimate, the Company would record a higher net tax expense and an incrementally higher deferred tax liability, which would have the effect of increasing the amount of taxes payable by the Company in the future.
Excluding day one deferred taxes related to the Conversion and the Company's pre-tax loss for the five months ended May 31, 2019, the Canadian operations income for the five months ended May 31, 2019 and the consolidated income for the months of June through December 2019 were subject to corporate tax at an estimated effective tax rate of approximately 22.2%. The effective tax rate differs from the statutory rate primarily due to the following: (i) the tax expense recognized as a result of the partial step-down in tax basis of certain assets as a result of the Conversion as described above, (ii) the tax expense recognized that relates to the post-conversion book income, (iii) state income taxes, (iv) the impact of current year acquisitions, (v) certain compensation charges attributable to the Company that are not deductible for tax purposes, and (vi) certain book expenses that are not deductible for tax purposes.
Prior to the Conversion, the Company was a pass-through entity and was not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes for U.S. federal or certain other state jurisdictions in the accompanying Consolidated Financial Statements prior to May 31, 2019.
Related Party Transactions
Refer to Note 17 - Related Party Transactions of the Notes to Consolidated Financial Statements in Item 15. "Exhibits, Financial Statement Schedules" of this Annual Report on Form 10-K for additional information regarding related party transactions.

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

Interest Rate Risk
Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) a base rate plus an applicable margin ranging between 0.75% per annum and 1.50% per annum, based upon the Company’s leverage ratio, or (2) a LIBOR rate plus an applicable margin ranging between 1.75% per annum and 2.50% per annum, based upon the Company’s leverage ratio. As of December 31, 2019, we had no borrowings outstanding under the ABL Credit Facility. To the extent there are any outstanding borrowings under the ABL Credit Facility, changes in applicable interest rates would not affect the ABL Credit Facility’s fair market value, but would impact our future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our Senior Notes, but can impact the fair market values. As of December 31, 2019, our Senior Notes had a carrying value of $450,000. Refer to Note 2 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 15. "Exhibits, Financial Statement Schedules" of this Annual Report on Form 10-K for additional discussion on the fair value of our Senior Notes.
Foreign Currency Translation Risk
Our consolidated financial statements are expressed in U.S. dollars, but a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company's foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary's financial statements are reported in other comprehensive income (loss). For the years ended December 31, 2019 and 2018, the Company recorded foreign currency translation adjustments to net income (loss) of $3,530 and $(4,230), respectively.
Credit Risk – Customer Concentration
During the year ended December 31, 2019, sales to Chevron USA Inc., Chesapeake Operating, LLC and Anadarko Petroleum Corporation each accounted for greater than 10% of our total revenues. Our customers are generally oil and natural gas exploration and production companies and pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their audit report which appears herein.
Changes in Internal Controls Over Financial Reporting
During the quarter ended December 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Hi-Crush Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hi-Crush Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 19, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 19, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors, executive officers and corporate governance will be set forth in the Definitive Proxy Statement for the Annual Meeting of Stockholders of Hi-Crush Inc. to be held on May 20, 2020 (the "Proxy Statement") to be filed with the SEC prior to April 10, 2020, and is incorporated herein by reference.
The Company’s Code of Business Conduct and Ethics for the Chief Executive Officer and Chief Financial Officer (the "Code of Ethics") can be found on the Company’s website located at ir.hicrush.com/corporate-documents. Any stockholder may request a printed copy of the Code of Ethics by submitting a written request to the Company’s Secretary.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be set forth in the Proxy Statement and is incorporated herein by reference.
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

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
2.1***
Membership Interest Purchase Agreement, dated May 13, 2013, by and among the Hi-Crush Partners LP, the members of D & I Silica, LLC, and their respective owners (incorporated by reference to Exhibit 1.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2013; File No. 001-35630).

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

2.3***
Purchase and Sale Agreement, dated as of July 19, 2018, by and among Hi-Crush Canada Inc., Hi-Crush Canada Distribution Corp., and for the limited purposes set forth in Section 9.15, Hi-Crush Partners LP, and FB Industries Inc., 6446508 Manitoba Inc., The Henry and Gloria Friesen Family Trust (2013), Tyler Friesen, Mavis Doell, Tracy Friesen, Henry Friesen, Gloria Friesen and Jonathan Doell, and Jonathan Doell, in his capacity as Sellers’ representative. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 23, 2018; File No. 001-35630).

3.1
Certificate of Conversion of Hi-Crush Partners LP, dated May 31, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 31, 2019; File No. 001-35630).

3.2
Certificate of Incorporation of Hi-Crush Inc., dated May 31, 2019 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 31, 2019; File No. 001-35630).

3.3	Bylaws of Hi-Crush Inc., dated May 31, 2019 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 31, 2019; File No. 001-35630).
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

4.5
Lockup and Registration Rights Agreement, dated March 3, 2017, by and among Hi-Crush Partners LP, Platte River Equity III, L.P., Platte River Equity III-A, L.P., Platte River Equity III-Affiliates, L.P., PBS PRE III-B Holdings, LLC, Platte River Equity III-B, Steven Herron, Peter Melcher, and Mark Smiens (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2017; File No. 001-35630).

4.6
Indenture, dated as of August 1, 2018, by and among Hi-Crush Partners LP, the subsidiary-guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 2, 2018; File No. 001-35630).

Exhibit Number	Description
4.7
Supplemental Indenture, dated as of July 15, 2019, by and among Hi-Crush Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2019; File No. 001-35630).

4.8	Form of 9.500% Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 2, 2018; File No. 001-35630).
4.9	Description of Hi-Crush Inc.’s Common Stock.
10.1
Credit Agreement, dated as of August 1, 2018, among Hi-Crush Partners LP as borrower, JPMorgan Chase Bank, N.A. as administrative agent, ZB N.A. DBA Amegy Bank, as an issuing lender and the lenders party thereto from time to time named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 2, 2018; File No. 001-35630).

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

10.5
Contribution Agreement by and among Hi-Crush Partners LP, Hi-Crush Augusta LLC and Hi-Crush Proppants LLC, dated January 31, 2013 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013; File No. 001-35630).

10.6
Omnibus Agreement by and among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated August 20, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2012; File No. 001-35630).

10.7
First Amendment to Omnibus Agreement, among Hi-Crush Partners LP, Hi-Crush GP LLC and Hi-Crush Proppants LLC, dated January 31, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2013; File No. 001-35630).

10.8
Contribution Agreement by and among Hi-Crush Proppants LLC, Hi-Crush Augusta Acquisition Co. LLC and Hi-Crush Partners LP, dated April 8, 2014 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 29, 2014; File No. 001-35630).

10.9
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

10.11
Contribution Agreement by and among Hi-Crush Partners LP, Hi-Crush Proppants LLC, Hi-Crush Augusta Acquisition Co. LLC and the other parties thereto, dated October 21, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 23, 2018; File No. 001-35630).

10.12†
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

10.15†
Hi-Crush Inc. Long Term Incentive Plan, effective as of May 31, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 31, 2019; File No. 001-35630).

10.16†
Letter to Phantom Unitholders under the Hi-Crush Partners LP First Amended and Restated Long Term Incentive Plan regarding the Phantom Unit Exchange (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2019; File No. 001-35630).

Exhibit Number	Description
10.17†
Form of Hi-Crush Inc. Long Term Incentive Plan Performance Share Unit Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2019; File No. 001-35630).

10.18†
Form of Hi-Crush Inc. Long Term Incentive Plan Restricted Stock Unit Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2019; File No. 001-35630).

10.19†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 31, 2019; File No. 001-35630).
10.20†
Separation Agreement and Release, dated December 12, 2018, by and between Hi-Crush Services LLC, Hi-Crush Partners LP, Hi-Crush Proppants LLC, and Scott J. Preston (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 20, 2019; File No. 001-35630).

10.21†
Employment Agreement, dated May 21, 2019, by and between Hi-Crush Services LLC and Michael Alan Oehlert (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 22, 2019; File No. 001-35630).

10.22†
Amended and Restated Employment Agreement, dated September 19, 2019, by and between Hi-Crush Services LLC, Hi-Crush Inc. and Robert E. Rasmus (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 20, 2019; File No. 001-35630).

10.23†
Amended and Restated Employment Agreement, dated September 19, 2019, by and between Hi-Crush Services LLC, Hi-Crush Inc. and Laura C. Fulton (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 20, 2019; File No. 001-35630).

10.24†
Amended and Restated Employment Agreement, dated September 19, 2019, by and between Hi-Crush Services LLC, Hi-Crush Inc. and Mark C. Skolos (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 20, 2019; File No. 001-35630).

10.25†
Employment Agreement, dated December 5, 2019, by and between Hi-Crush Services LLC, Hi-Crush Inc. and James Philip McCormick (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 6, 2019; File No. 001-35630).

10.26†
Separation and Release Agreement between Laura C. Fulton, Hi-Crush Services LLC and Hi-Crush Inc. dated January 3, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 7, 2020; File No. 001-35630).

21.1	List of Subsidiaries of Hi-Crush Inc.
23.1	Consent of Deloitte & Touche, LLP.
23.2	Consent of John T. Boyd Company.
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

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)
32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Financial Officer, filed herewith. (1)
95.1	Mine Safety Disclosure Exhibit.
101
The following financial information from Hi-Crush Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

†	Compensatory plan or arrangement.
***    Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 19, 2020.

Hi-Crush Inc.

By:	/s/ J. Philip McCormick, Jr.
J. Philip McCormick, Jr.
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 19, 2020.
Hi-Crush Inc. (Registrant)

Name	Capacity

/s/ Robert E. Rasmus	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Robert E. Rasmus

/s/ J. Philip McCormick, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)
J. Philip McCormick, Jr.

/s/ John F. Affleck-Graves	Director
John F. Affleck-Graves

/s/ John Kevin Poorman	Director
John Kevin Poorman

/s/ Joseph C. Winkler III	Director
Joseph C. Winkler III

HI-CRUSH INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Hi-Crush Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hi-Crush Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, cash flows and statement of changes in equity for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases (Topic 842), using the modified retrospective method.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
DELOITTE & TOUCHE LLP
Houston, Texas
February 19, 2020

We have served as the Company’s auditor since 2017.

HI-CRUSH INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$57,559	$114,256
Accounts receivable, net (Note 2)	71,824	101,029
Inventories (Note 4)	39,974	57,089
Prepaid expenses and other current assets	9,818	13,239
Total current assets	179,175	285,613
Property, plant and equipment, net (Note 5)	810,906	1,031,188
Operating lease right-of-use assets (Note 6)	44,086	—
Goodwill and intangible assets, net (Note 7)	38,141	71,575
Equity method investments (Note 8)	37,173	37,354
Other assets	1,656	8,108
Total assets	$1,111,137	$1,433,838
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$40,592	$71,039
Accrued and other current liabilities (Note 9)	42,818	61,337
Current portion of deferred revenues (Note 16)	10,598	19,940
Current portion of long-term debt (Note 10)	2,628	2,194
Current portion of operating lease liabilities (Note 6)	30,191	—
Total current liabilities	126,827	154,510
Deferred revenues (Note 16)	15,430	9,845
Long-term debt (Note 10)	445,339	443,283
Operating lease liabilities (Note 6)	79,924	—
Asset retirement obligations (Note 11)	10,964	10,677
Deferred tax liabilities (Note 19)	29,997	—
Other liabilities	1,532	8,276
Total liabilities	710,013	626,591
Commitments and contingencies (Note 12)
Stockholders' equity:
Limited partners interest, 100,874,988 units issued and outstanding at December 31, 2018	—	811,477
Preferred stock, $0.01 par value, 100,000,000 shares authorized; zero issued and outstanding at December 31, 2019	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 100,711,015 issued and outstanding at December 31, 2019	1,007	—
Additional paid-in-capital	804,218	—
Retained deficit	(403,401)	—
Accumulated other comprehensive loss	(700)	(4,230)
Total stockholders' equity	401,124	807,247
Total liabilities and stockholders' equity	$1,111,137	$1,433,838

See Notes to Consolidated Financial Statements.

HI-CRUSH INC.
Consolidated Statements of Operations
(In thousands, except shares and per share amounts)

	Year Ended December 31,
	2019	2018	2017 (a)
Revenues (Note 16)	$636,370	$842,840	$602,623
Cost of goods sold (excluding depreciation, depletion and amortization)	521,746	577,974	438,348
Depreciation, depletion and amortization	51,316	38,284	29,449
Gross profit	63,308	226,582	134,826
Operating costs and expenses:
General and administrative expenses	51,584	55,032	41,471
Depreciation and amortization	6,755	3,865	2,104
Accretion of asset retirement obligations (Note 11)	494	498	458
Asset impairments (Note 18)	357,494	—	—
Change in estimated fair value of contingent consideration	(8,027)	—	—
Other operating (income) expenses, net	1,793	3,196	(2,597)
Income (loss) from operations	(346,785)	163,991	93,390
Other income (expense):
Earnings from equity method investments (Note 8)	6,013	5,184	75
Gain on remeasurement of equity method investment (Note 3)	3,612	—	—
Interest expense	(45,774)	(25,347)	(12,971)
Loss on extinguishment of debt	—	(6,233)	(4,332)
Income (loss) before income tax	(382,934)	137,595	76,162
Income tax expense (benefit):
Current tax expense	1,057	—	—
Deferred tax benefit	(85,920)	—	—
Deferred tax resulting from conversion to a corporation	115,488	—	—
Income tax expense (Note 19)	30,625	—	—
Net income (loss)	$(413,559)	$137,595	$76,162
Earnings (loss) per common share:
Basic	$(4.10)	$1.46	$0.97
Diluted	$(4.10)	$1.42	$0.96
Weighted average common stock outstanding:
Basic	100,974,770	91,248,042	86,518,249
Diluted	100,974,770	93,638,180	87,900,982

(a)	Financial information has been recast to include the results attributable to the sponsor and general partner. See Note 3.

See Notes to Consolidated Financial Statements.

HI-CRUSH INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017 (a)
Net income (loss)	$(413,559)	$137,595	$76,162
Foreign currency translation adjustment	3,530	(4,230)	—
Comprehensive income (loss)	$(410,029)	$133,365	$76,162

(a)	Financial information has been recast to include the results attributable to the sponsor and general partner. See Note 3.

See Notes to Consolidated Financial Statements.

HI-CRUSH INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017 (a)
Operating activities:
Net income (loss)	$(413,559)	$137,595	$76,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	58,071	42,149	31,553
Deferred income taxes	29,568	—	—
Stock-based compensation to directors and employees	4,626	7,439	5,714
Amortization of loan origination costs into interest expense	1,631	1,164	2,022
Accretion of asset retirement obligations	494	498	458
Asset impairments	357,494	—	—
Accrued interest converted to debt	—	—	528
(Gain) loss on disposal of property, plant and equipment	(68)	369	92
Amortization of right-of-use assets	893	—	—
Change in estimated fair value of contingent consideration	(8,027)	—	—
Earnings from equity method investments	(6,013)	(5,184)	(75)
Gain on remeasurement of equity method investment	(3,612)	—	—
Loss on extinguishment of debt	—	6,233	4,332
Changes in operating assets and liabilities:
Accounts receivable	36,183	41,237	(86,652)
Inventories	10,204	1,556	(14,529)
Prepaid expenses and other current assets	2,268	(6,670)	(542)
Accounts payable and accrued liabilities	(32,848)	5,873	51,070
Other noncurrent assets and liabilities	(7,427)	5,044	13,842
Net cash provided by operating activities	29,878	237,303	83,975
Investing activities:
Capital expenditures for property, plant and equipment	(71,696)	(141,546)	(122,246)
Proceeds from sale of property, plant and equipment	1,764	3,064	8
Business acquisitions, net of cash acquired	(4,229)	(34,960)	—
Asset acquisition	—	—	(200,830)
Equity method investments	(495)	(14,695)	(7,168)
Restricted cash, net	—	—	5,116
Net cash used in investing activities	(74,656)	(188,137)	(325,120)
Financing activities:
Proceeds from equity issuances, net	—	—	412,577
Proceeds from issuance of long-term debt	—	450,000	198,000
Repayment of long-term debt	(4,288)	(203,378)	(259,791)
Repayment of acquired credit facility	(3,237)	—	—
Proceeds from insurance premium notes	4,277	4,153	3,156
Repayment of premium financing notes	(4,222)	(3,836)	(2,713)
Payments on financing lease liabilities	(329)	—	—
Refund (payment) of loan origination costs	146	(12,067)	(4,731)
Contributions (withdrawals) from unit purchase program participants	—	(438)	438
Repurchase of common stock	(3,400)	(9,426)	(20,000)
Common stock tendered for tax withholding obligations	(21)	(70)	—
Payment of accrued distribution equivalent rights	(860)	(410)	(39)
Distributions paid to members of Hi-Crush Proppants LLC	—	(39,516)	(69,215)
Distributions paid to limited partner unitholders	—	(127,645)	(13,656)
Net cash provided by (used in) financing activities	(11,934)	57,367	244,026
Effects of exchange rate on cash	15	(1)	—
Net increase (decrease) in cash	(56,697)	106,532	2,881
Cash at beginning of period	114,256	7,724	4,843
Cash at end of period	$57,559	$114,256	$7,724

	Year Ended December 31,
	2019	2018	2017 (a)
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities for additions to property, plant and equipment	$(24,270)	$26,333	$2,253
Increase (decrease) in property, plant and equipment for asset retirement obligations	$(207)	$—	$207
Debt financed capital expenditures	$5,487	$3,676	$—
Change in original fair value of contingent consideration	$276	$8,147	$—
Issuance of common units for acquisitions	$2,504	$19,190	$62,242
Issuance of common units under unit purchase programs	$—	$—	$1,576
Increase (decrease) in accrued distribution equivalent rights	$(197)	$1,860	$45
Cash paid for:
Interest, net of capitalized interest	$44,419	$6,224	$10,950
Income taxes, net	$558	$—	$—

(a)	Financial information has been recast to include the results attributable to the sponsor and general partner. See Note 3.

See Notes to Consolidated Financial Statements.

HI-CRUSH INC.
Consolidated Statements of Changes in Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Limited Partner Capital	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity
	Shares	Par Value
Balance at December 31, 2016	—	$—	$—	$—	$439,418	$—	$(69,072)	$370,346
Issuance of 23,575,000 common units, net	—	—	—	—	412,577	—	—	412,577
Issuance of 3,438,789 common units for asset acquisition	—	—	—	—	62,242	—	—	62,242
Issuance of 329,238 common units to directors and employees	—	—	—	—	2,144	—	—	2,144
Repurchase of 2,030,163 common units	—	—	—	—	(20,000)	—	—	(20,000)
Unit-based compensation expense	—	—	—	—	5,215	—	—	5,215
Distribution of 20,693,643 HCLP common units to members (a)	—	—	—	—	275,225	—	(275,225)	—
Distributions to members of Hi-Crush Proppants LLC (a)	—	—	—	—	—	—	(69,215)	(69,215)
Distributions, including distribution equivalent rights ($0.15 per unit)	—	—	—	—	(13,701)	—	—	(13,701)
Net income (a)	—	—	—	—	76,162	—	—	76,162
Balance at December 31, 2017	—	—	—	—	1,239,282	—	(413,512)	825,770
Issuance of 1,279,328 common units for business acquisition	—	—	—	—	19,190	—	—	19,190
Issuance of 36,109 common units to directors	—	—	—	—	474	—	—	474
Repurchase of 753,090 common units	—	—	—	—	(9,426)	—	—	(9,426)
5,799 common units tendered for tax withholding obligations	—	—	—	—	(70)	—	—	(70)
Unit-based compensation expense	—	—	—	—	6,965	—	—	6,965
Distributions to members of Hi-Crush Proppants LLC (a)	—	—	—	—	—	—	(39,516)	(39,516)
Distributions, including distribution equivalent rights ($1.40 per unit)	—	—	—	—	(129,505)	—	—	(129,505)
Acquisition of Hi-Crush Proppants LLC and Hi-Crush GP LLC	—	—	—	—	(453,028)	—	453,028	—
Other comprehensive loss	—	—	—	—	—	(4,230)	—	(4,230)
Net income	—	—	—	—	137,595	—	—	137,595
Balance at December 31, 2018	—	—	—	—	811,477	(4,230)	—	807,247
Issuance of 695,606 common unites for business acquisition	—	—	—	—	2,504	—	—	2,504
Issuance of 62,184 common units to directors	—	—	—	—	246	—	—	246
Repurchase of common stock	(1,526,384)	(15)	(3,385)	—	—	—	—	(3,400)
Stock-based compensation expense	—	—	1,635	—	2,741	—	—	4,376
Shares vested under stock-based compensation plan	454,367	4	—	—	—	—	—	4
Shares tendered for tax withholding obligations	(18,340)	—	(21)	—	—	—	—	(21)
Forfeiture of distribution equivalent rights	—	—	103	—	94	—	—	197
Reclassifications resulting from conversion to a corporation	101,801,372	1,018	805,886	—	(806,904)	—	—	—
Other comprehensive income	—	—	—	—	—	3,530	—	3,530
Net loss	—	—	—	(403,401)	(10,158)	—	—	(413,559)
Balance at December 31, 2019	100,711,015	$1,007	$804,218	$(403,401)	$—	$(700)	$—	$401,124

(a)	Financial information has been recast to include the results attributable to the sponsor and general partner. See Note 3.

See Notes to Consolidated Financial Statements.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
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
Because the Conversion became effective on May 31, 2019, the current year through May 31, 2019 and prior period amounts in the accompanying Consolidated Financial Statements as of December 31, 2018 and for the year ended December 31, 2018 and 2017, reflect Hi-Crush as a limited partnership, not a corporation. In this report, references to "Hi-Crush," the "Company," "we," "us" or "our" refer to (i) Hi-Crush Inc. and its subsidiaries for periods following the Conversion and (ii) Hi-Crush Partners LP and its subsidiaries for periods prior to the Conversion, in each case, except where the context otherwise requires. References to common units for periods prior to the Conversion refer to common units of Hi-Crush Partners LP, and references to common stock for periods following the Conversion refer to shares of common stock of Hi-Crush Inc. As a result of the Conversion, the financial impact to the Consolidated Financial Statements contained herein consisted of (i) reclassification of partnership equity accounts to equity accounts reflective of a corporation and (ii) income tax effects. Refer to Note 2 - Significant Accounting Policies and Note 19 - Income Taxes for the income tax effects of the Conversion and refer to Note 13 - Equity for the impact of the Conversion on Hi-Crush's equity.
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
On March 15, 2017, the Company acquired from its sponsor all of the outstanding membership interests in Hi-Crush Whitehall LLC ("Whitehall"), the entity that owned our sponsor’s Whitehall facility, the remaining 2.0% equity interest in Hi-Crush Augusta LLC ("Augusta"), and all of the outstanding membership interests in PDQ Properties LLC (together, the "Other Assets") (the "Whitehall Contribution").
On March 3, 2017, the Company completed an acquisition of Permian Basin Sand Company, LLC ("Permian Basin Sand"). With the acquisition of Permian Basin Sand, we acquired a 1,226-acre frac sand reserve, located near Kermit, Texas, strategically positioned in the Permian Basin.
Refer to Note 3 - Acquisitions for additional disclosure regarding recent acquisitions.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Basis of Presentation
The accompanying Consolidated Financial Statements ("financial statements") of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-K of Regulation S-X, Article 3 issued by the Securities and Exchange Commission ("SEC"). In the opinion of management, all normal and recurring adjustments and disclosures necessary for a fair statement are reflected in the periods presented.
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements as it relates to the reclassification of depreciation and amortization separately from general and administrative expenses on the Consolidated Statements of Operations. These reclassifications had no effect on the previously reported results of operations.
The Sponsor Contribution and Whitehall Contribution were accounted for as transactions between entities under common control whereby the net assets of the sponsor and general partner, Whitehall and Other Assets were recorded at their historical cost. Therefore, the Company's historical financial information has been recast to combine the sponsor and general partner, Whitehall and Other Assets with the Company as if the combination had been in effect since inception of the common control. Refer to Note 3 - Acquisitions for additional disclosure regarding the Sponsor Contribution and Whitehall Contribution.
These financial statements have been prepared assuming the Company will continue to operate as a going concern. On a quarterly basis, the Company assesses whether conditions have emerged which may cast substantial doubt about the Company's ability to continue as a going concern for the next twelve months following the issuance of the financial statements.

2. Significant Accounting Policies
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The more significant estimates relate to purchase accounting allocations and valuations, estimates and assumptions for our mineral reserves and their impact on calculating our depreciation and depletion expense under the units-of-production depreciation method, estimates of fair value for reporting units and asset impairments (including impairments of goodwill and other long-lived assets), estimating potential loss contingencies, inventory valuation, valuation of stock-based compensation, valuation of right-of-use assets (including potential impairments) and lease liabilities, estimated fair value of contingent consideration in the future, the determination of income tax provisions and the estimated cost of future asset retirement obligations. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.
Accounts Receivable
Trade receivables, which relate to sales of frac sand, related services and the sale of logistics equipment for which credit is extended based on the customer’s credit history, are recorded at the invoiced amount and do not bear interest. The Company regularly reviews the collectability of accounts receivable. When it is probable that all or part of an outstanding balance will not be collected, the Company establishes or adjusts an allowance as necessary, generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote. As of each of December 31, 2019 and 2018, the Company maintained an allowance for doubtful accounts of $1,060.
Revenues recognized in advance of invoice issuance create assets referred to as "unbilled receivables." Any portion of our unbilled receivables for which our right to consideration is conditional on a factor other than the passage of time is considered a contract asset. Unbilled receivables are presented on a combined basis with accounts receivable and are converted to trade receivables once billed.
Debt Issuance Costs
Certain direct costs incurred in connection with debt financing have been capitalized and are being amortized using the straight-line method, which approximates the effective interest method, over the life of the debt. Amortization expense is included in interest expense and was $1,631, $1,164 and $2,022 for the years ended December 31, 2019, 2018 and 2017, respectively.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Debt issuance costs associated with a revolving credit facility are maintained in other assets. During 2018, in connection with the private placement of $450,000 aggregate principal amount of its 9.50% senior unsecured notes due 2026 (the "Senior Notes") and a senior secured revolving credit facility (the "ABL Credit Facility"), the Company incurred debt issuance costs of $12,067 that were capitalized. As of December 31, 2019 and 2018, the Company maintained unamortized debt issuance costs of $8,138 and $9,375 within long-term debt, respectively and $1,412 and $1,953 within other assets, respectively. Refer to Note 10 - Long-Term Debt for additional disclosure on our debt.
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

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Fixed assets other than plant facilities and buildings associated with productive, depletable properties are carried at historical cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Rail spurs and asset retirement obligations	17-35 years
Rail and rail equipment	7-20 years
Equipment	5-10 years
Computer equipment	3-5 years
Furniture and fixtures	7 years
Vehicles	5-7 years
Transload facilities and equipment	5-25 years
Last mile equipment	5-10 years

Plant facilities and buildings associated with productive, depletable properties that contain frac sand reserves are carried at historical cost and are depreciated using the units-of-production method. Units-of-production rates are based on the amount of proved developed frac sand reserves that are estimated to be recoverable from existing facilities using current operating methods.
Impairment of Long-lived Assets
Recoverability of investments in long-lived assets, including property, plant and equipment is evaluated if events or circumstances indicate the impairment of an asset may exist, based on reporting units, which management has defined as the mine and terminal operations and the logistics and wellsite operations. Estimated future undiscounted net cash flows are calculated using estimates, including but not limited to estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors), operating costs and anticipated capital expenditures. Reductions in the carrying value of our long-lived assets are only recorded if the undiscounted cash flows are less than our book basis in the applicable assets.
Impairment losses are recognized based on the extent to which the remaining carrying value of our long-lived assets exceeds the fair value, which is determined based upon the estimated future discounted net cash flows to be generated by the property, plant and equipment and other long-lived assets.
Management’s estimates of future sales prices, recoverable proven and probable reserves, asset utilization and operating and capital costs, among other estimates, are subject to certain risks and uncertainties which may affect the recoverability of our investments in long-lived assets. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term, which could adversely affect management’s estimate of the net cash flows expected to be generated from its operating assets.
During 2019, we saw a significant decrease in the price of our common stock resulting in an overall reduction in our market capitalization, and our recorded net book value exceeded our market capitalization.  We therefore updated our internal business outlook for the Company to consider the current economic environment that affects our operations. We allocated the enterprise fair value to the reporting units and determined that the fair value of our net assets in the logistics and wellsite operations reporting unit exceeded its carrying value and therefore there was no impairment of long-lived assets in the logistics and wellsite operations reporting unit. Utilizing the allocation of the enterprise fair value to the mine and terminal operations reporting unit, we assessed qualitative factors and determined that we could not conclude that it was more likely than not that the fair value of our net assets exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the mine and terminal operations assets, and determined there was not sufficient undiscounted cash flows to recover the value of the long-lived assets. Upon completion of the valuation exercise, it was determined that there were impairments of certain long-lived assets. Refer to Note 5 - Property, Plant and Equipment and Note 18 - Asset Impairments for additional disclosure regarding long-lived asset impairments.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
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
At inception of a contract, the Company determines if it includes a lease. The Company evaluates the lease against the lease classification criteria within Topic 842. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease. All other leases are accounted for as operating leases. When a lease is identified, a right-of-use asset and the corresponding lease liability are recorded on the Consolidated Balance Sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. In the event a lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease right-of-use assets also include any lease prepayments made, initial direct costs incurred and excludes lease incentives received. We generally do not include renewal or termination options in our assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. For all leases with a term of 12 months or less, we elected the practical expedient to not recognize lease assets and liabilities. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
As a result of the allocation of the enterprise fair value to the mine and terminal operations reporting unit, we assessed qualitative factors and determined that we could not conclude that it was more likely than not that the fair value of our net assets exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the right-of-use assets during 2019, and determined there was not sufficient undiscounted cash flows to recover the value of certain right-of-use assets. Upon completion of the valuation exercise, it was determined that there were impairments of certain right-of-use assets. Refer to Note 6 - Leases and Note 18 - Asset Impairments for additional disclosure regarding leases and right-of-use asset impairments.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company performs an assessment of the recoverability of goodwill as of September 30th of each fiscal year, or more often if events or circumstances indicate the impairment of an asset may exist. Our assessment of goodwill is based on qualitative factors to determine whether the fair value of the reporting unit is more likely than not less than the carrying value. An additional quantitative impairment analysis is completed if the qualitative analysis indicates that the fair value is not substantially in excess of the carrying value. The quantitative analysis determines the fair value of the reporting unit based on the discounted cash flow method and relative market-based approaches. Our annual assessment of goodwill performed as of September 30, 2019 was prepared in accordance with ASU 2017-14, Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test.
The Company amortizes the cost of other intangible assets on a straight line basis over their estimated useful lives, ranging from 1 to 15 years. An impairment assessment is performed if events or circumstances occur and may result in the change of the useful lives of the intangible assets. During 2019, we completed an impairment assessment of the intangible assets associated with the customer relationships, the trade name and trademarks acquired with the FB Industries acquisition.
Upon completion of the annual assessment of goodwill and impairment assessment of intangible assets in 2019, it was determined that there were impairments. Refer to Note 7 - Goodwill and Intangible Assets and Note 18 - Asset Impairments for additional disclosure regarding our goodwill and intangible asset impairment assessments.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Equity Method Investments
The Company accounts for investments that it does not control but has the ability to exercise significant influence, using the equity method of accounting. Under this method, the investment is carried originally at cost, increased by any allocated share of the Company's net income and contributions made, and decreased by any allocated share of the Company's net losses and distributions received. The Company's allocated share of income and losses are based on the rights and priorities outlined in the equity investment agreement.
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
Revenue Recognition
We generate frac sand revenues from the sale of raw frac sand that our customers purchase for use in the oil and natural gas industry. A substantial portion of our frac sand is sold to customers with whom we have long-term supply agreements, the current terms of which expire between 2020 and 2024. The agreements define, among other commitments, the volume of product that the Company must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are in many cases subject to certain contractual adjustments and consist of a combination of negotiated pricing and fixed pricing. These arrangements may undergo negotiations regarding pricing and volume requirements, which may occur in volatile market conditions. We also sell sand through individual purchase orders executed on the spot market, at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. We typically invoice our frac sand customers as the product is delivered and title transfers to the customer, with standard collection terms of net 30 days.
Frac sand sales revenues are recognized at the point in time following the transfer of control to the customer when legal title passes, which may occur at the production facility, rail origin, terminal or wellsite. Revenue recognition is driven by the execution and delivery of frac sand by the Company to the customer, which is initiated by the customer placing an order for frac sand, the Company accepting and processing the order, and the physical delivery of sand at the location specified by the customer. At that point in time, delivery has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured.
Revenue from make-whole provisions in our customer contracts is recognized as other revenue at the end of the defined period when collectability is certain. Customer prepayments in excess of customer obligations remaining on account upon the expiration or termination of a contract are recognized as other operating income during the period in which the expiration or termination occurs. During the year ended December 31, 2017, the Company recognized $3,554 related to a contract dispute that was subsequently resolved, which is included in other operating expenses, net on our Consolidated Statements of Operations.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

We generate other revenues primarily through the performance of our logistics and wellsite operations and services, which includes transportation, equipment rental, and labor services, as well as through activities performed at our in-basin terminals, including transloading sand for counterparties, and lease of storage space. Transportation services typically consist of transporting proppant from storage facilities to the wellsite and are contracted through work orders executed under established pricing agreements. The amount invoiced reflects the transportation services rendered. Equipment rental services provide customers with use of our fleet equipment for either contractual periods defined through formal agreements or for work orders under established pricing agreements. The amounts invoiced reflect either the contractual monthly minimum, or the length of time the equipment was utilized in the billing period. Labor services provide customers with supervisory, logistics, or field personnel through formal agreements or work orders executed under established pricing agreements. The amounts invoiced reflect either the contractual monthly minimum, or the amount of time our labor services were utilized in the billing period.
We typically invoice our customers as product is delivered and services are rendered, with standard collection terms of net 30 days. We recognize revenue for our logistics and wellsite operations and services and other revenues as title of the product transfers and the services have been rendered and completed. At that point in time, delivery of service has occurred, evidence of a contractual arrangement exists and collectability is reasonably assured.
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
The fair value of the Senior Notes approximated $209,250 as of December 31, 2019, based on the market price quoted from external sources, compared with a carrying value of $450,000. If the Senior Notes were measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
We measure the contingent consideration liability recognized in connection with the acquisition of FB Industries at fair value on a recurring basis using unobservable inputs and it would be classified as Level 3 in the fair value hierarchy. Refer to Note 12 - Commitments and Contingencies for additional disclosure regarding contingent consideration.
Goodwill, other intangible assets and long-lived assets, including right-of-use assets, are subject to nonrecurring fair value measurement for the assessment of impairment or as part of the purchase price allocation process for business acquisitions. During the third quarter of 2019, the long-lived assets, including right-of-use assets, goodwill and other intangible assets were measured at fair value on a nonrecurring basis using unobservable inputs, which are categorized as Level 3 in the fair value hierarchy. Refer to Note 18 - Asset Impairments for additional disclosure regarding asset impairments.
Income Taxes
As a result of the Conversion completed on May 31, 2019, the Company converted from an entity treated as a partnership for U.S. federal income tax purposes to an entity treated as a corporation for U.S. federal income tax purposes and is therefore subject to U.S. federal, foreign and state and local corporate income tax. The Conversion resulted in the Company recording a partial step-down in the tax basis of certain assets. On the date of the Conversion, we recorded an estimated net tax expense and estimated net deferred tax liability of $115,488 relating to the Conversion as well as this partial step-down in tax basis.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Our overall tax provision is based on, among other things, an estimate of the amount of such partial step-down in tax basis that is derived from an analysis of the basis of our unitholders in their ownership of Hi-Crush common units at December 31, 2018, and estimated asset values at the time of the Conversion. While this information does not completely reflect the actual basis of our unitholders at May 31, 2019, our estimate is based on our best estimate of the individual asset valuations and the most recent unitholder basis information available to us. The amount of partial step-down in tax basis cannot be finally determined until complete trading information with respect to Hi-Crush common units for the five months ended May 31, 2019 becomes available. The Company does not currently expect such information to become available until the first quarter of 2020 and the timing and the availability of this information is not within the Company’s control. Since the unitholder basis information currently available to us does not completely reflect the actual basis of our unitholders at May 31, 2019, the amount of the partial step-down in tax basis as finally determined is expected to differ, possibly materially, from the current estimate, which in turn is expected to cause the Company’s income tax provision and effective tax rate under GAAP to differ, possibly to a material extent, from the current estimate described herein. If the amount of the partial step-down in tax basis as finally determined is lower than the current estimate, the Company would record a lower net tax expense and an incrementally lower deferred tax liability, which would have the effect of decreasing the amount of taxes payable by the Company in the future. If the amount of partial step-down in tax basis as finally determined is higher than the current estimate, the Company would record a higher net tax expense and an incrementally higher deferred tax liability, which would have the effect of increasing the amount of taxes payable by the Company in the future.
Excluding day one deferred taxes related to the Conversion and the Company's pre-tax loss for the five months ended May 31, 2019, the Canadian operations income for the five months ended May 31, 2019 and the consolidated income for the months of June through December 2019 were subject to corporate tax at an estimated effective tax rate of approximately 22.2%. The effective tax rate differs from the statutory rate primarily due to the following: (i) the tax expense recognized as a result of the partial step-down in tax basis of certain assets as a result of the Conversion as described above, (ii) the tax expense recognized that relates to the post-conversion book income, (iii) state income taxes, (iv) the impact of current year acquisitions, (v) certain compensation charges attributable to the Company that are not deductible for tax purposes, and (vi) certain book expenses that are not deductible for tax purposes.
Prior to the Conversion, the Company was a pass-through entity and was not considered a taxable entity for federal tax purposes. Therefore, there is not a provision for income taxes for U.S. federal or certain other state jurisdictions in the accompanying Consolidated Financial Statements prior to May 31, 2019.
Deferred Income Taxes
Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period when the change is enacted.
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

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740), which affects general principles within Topic 740, and are meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. The changes are effective for annual periods beginning after December 15, 2020. The Company is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies disclosure requirements for fair value measurements by removing the disclosure of the valuation process for Level 3 fair value measurements, among other disclosure modifications. The guidance is effective for the Company beginning after December 15, 2019, although early adoption is permitted. Companies are permitted to remove or modify disclosures upon issuance while delaying adoption of the additional disclosures. The Company adopted ASU 2018-13 on January 1, 2020 and it did not have a material impact on our Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), which simplifies the test for goodwill impairment. To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted this standard on July 1, 2019 and has applied the new accounting standard to its annual goodwill impairment test as of September 30, 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.  This ASU requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods. The Company adopted ASU 2016-13 on January 1, 2020 and it did not have a material impact on our Consolidated Financial Statements.

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

HI-CRUSH INC.
Notes to Consolidated Financial Statements
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

The excess of the purchase consideration over the fair value of net assets acquired was recorded as goodwill. The recognition of goodwill is attributable to strategic benefits and expected synergies of our combined operations. Through the completion of acquiring 100% of the ownership interests in Proppant Logistics, the Company began to consolidate the operations of Proppant Logistics prospectively from May 7, 2019. In connection with this acquisition, the Company incurred $312 of acquisition related costs during the year ended December 31, 2019, included in general and administrative expenses. Pro forma results of operations for Proppant Logistics have not been presented because the acquisition was not material to the consolidated results of operations.
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

The operations of BulkTracer have been included in the statements prospectively from January 18, 2019. In connection with this acquisition, the Company incurred $100 of acquisition related costs during the year ended December 31, 2019, included in general and administrative expenses. Pro forma results of operations for BulkTracer have not been presented because the acquisition was not material to the consolidated results of operations.
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

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

In connection with this acquisition, the Company incurred $3,810 of acquisition related costs during the year ended December 31, 2018, included in general and administrative expenses.
As a result of this transaction, the Company's historical financial information has been recast to combine the Consolidated Statements of Operations and the Consolidated Balance Sheets of the Company with those of the sponsor and general partner as if the combination had been in effect since inception of common control on October 28, 2010. All transactions between the Company, the sponsor and general partner have been eliminated. Except for the combination of the Consolidated Statements of Operations and the respective allocation of recast net income (loss), distributions paid by the sponsor to its members prior to October 21, 2018 have not been allocated on a recast basis to the Company’s unitholders. Such transactions were presented within the non-controlling interest column in the Consolidated Statement of Changes in Equity as the Company and its unitholders would not have participated in these transactions.
The following table summarizes the carrying value of the sponsor and general partner's net assets as of October 21, 2018, and the allocation of the purchase price:

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

Acquisition of FB Industries Inc.
On August 1, 2018, the Company acquired FB Industries, a company engaged in the engineering, design and marketing of silo-based frac sand management systems for $45,000 in cash and 1,279,328 of newly issued common units valued at $19,190. The final purchase price is $74,292 and is comprised of cash consideration of $55,102 which includes valuation of cash acquired, a working capital adjustment of $10,102 and the value of common units issued. The terms also include the potential for additional future consideration payments based on the achievement of established performance benchmarks through 2021. The acquisition was accounted for under the acquisition method of accounting whereby management assessed the net assets acquired and recognized amounts for the identified assets acquired and liabilities assumed. Refer to Note 12 - Commitments and Contingencies for additional disclosure regarding contingent consideration.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
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
Asset Acquisition of Permian Basin Sand Reserves
On March 3, 2017, the Company completed an acquisition of Permian Basin Sand for total consideration of $200,000 in cash and 3,438,789 newly issued common units to the sellers, valued at $62,242 based on the closing price as of March 3, 2017. Permian Basin Sand owns a 1,226-acre frac sand reserve strategically positioned in the Permian Basin, located within 75 miles of significant Delaware and Midland Basin activity.
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

Acquisition of Hi-Crush Whitehall LLC and Other Assets
On February 23, 2017, the Company entered into a contribution agreement with the sponsor to acquire all of the outstanding membership interests in Whitehall and Other Assets, for $140,000 in cash and up to $65,000 of contingent consideration. The Company completed this acquisition on March 15, 2017. In connection with this acquisition, the Company incurred $588 of acquisition related costs during the year ended December 31, 2017, included in general and administrative expenses.
The contingent consideration was based on the Company's adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") exceeding certain thresholds for each of the fiscal years ending December 31, 2017 and 2018. As of March 15, 2017, the estimated fair value of the contingent consideration liability based on available information at the time of the acquisition was $14,000. During the first quarter of 2018, the Company paid $20,000 of contingent consideration with respect to the 2017 measurement period. In October 2018, the Company completed the acquisition of its sponsor and general partner and the remaining contingent consideration arrangements were terminated.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

As a result of this transaction, the Company's historical financial information has been recast to combine the Consolidated Statements of Operations and the Consolidated Balance Sheets of the Company with those of Whitehall and Other Assets as if the combination had been in effect since inception of common control on August 16, 2012. All transactions between the Company, Whitehall and Other Assets have been eliminated.
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
Recast Financial Results
The following tables present, on a supplemental basis, our recast revenues, net income, net income attributable to Hi-Crush and net income per limited partner unit giving effect to the Sponsor Contribution and Whitehall Contribution, as reconciled to the revenues, net income, net income attributable to Hi-Crush and net income per limited partner unit of the Company.

	Year Ended December 31, 2018
	Company Historical	Sponsor and General Partner through October 21, 2018	Eliminations	Company Recast (Supplemental)
Revenues	$842,840	$—	$—	$842,840
Net income (loss)	$140,790	$(3,195)	$—	$137,595
Net income (loss) attributable to Hi-Crush	$140,790	$(3,195)	$—	$137,595
Net income per limited partner unit - basic	$1.46			$1.42

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

	Year Ended December 31, 2017
	Company Historical	Sponsor and General Partner	Whitehall and Other Assets through March 15, 2017	Eliminations	Company Recast (Supplemental)
Revenues	$602,623	$—	$—	$—	$602,623
Net income (loss)	$83,979	$(6,372)	$(1,366)	$(79)	$76,162
Net income (loss) attributable to Hi-Crush	$84,005	$(6,372)	$(1,392)	$(79)	$76,162
Net income per limited partner unit - basic	$0.97				$0.88

4. Inventories
Inventories consisted of the following:

	December 31,
	2019	2018
Raw material	$273	$512
Work-in-process	17,541	29,180
Finished goods	18,341	24,872
Spare parts	3,819	2,525
Inventories	$39,974	$57,089

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
	2019	2018
Buildings	$28,178	$32,751
Mining property and mine development	352,661	390,296
Plant and equipment	325,625	472,892
Rail and rail equipment	31,886	55,913
Transload facilities and equipment	101,395	118,982
Last mile equipment (a)	86,922	66,083
Construction-in-progress	13,590	21,796
Property, plant and equipment	940,257	1,158,713
Less: Accumulated depreciation and depletion	(129,351)	(127,525)
Property, plant and equipment, net	$810,906	$1,031,188

(a) Includes finance lease right-of-use assets.
Depreciation and depletion expense was $52,415, $38,775 and $29,872 for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company recognized a (gain) loss on the disposal of fixed assets of $(68), $369 and $92 during the years ended December 31, 2019, 2018 and 2017, respectively, which is included in other operating expenses, net on our Consolidated Statements of Operations.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
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
During the year ended December 31, 2019, we completed impairment assessments of our long-lived assets, including property, plant and equipment, based on current market conditions and the current and expected utilization of the assets. As a result, the Company recognized impairments of $109,747 and $105,727 related to the write-down of the Augusta facility, including $6,858 of work-in-process inventory, and the Whitehall facility, respectively, to their estimated fair value. We recognized impairments of $15,943 related to the remaining book value of certain assets associated with idled terminal facilities. These expenses are included in asset impairments on the Consolidated Statement of Operations. Refer to Note 18 - Asset Impairments for additional disclosure regarding long-lived asset impairments.

6. Leases
As described in Note 2 - Significant Accounting Policies, on January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). Prior periods presented have not been adjusted and continue to be reported in accordance with the legacy guidance in Topic 840.
Lessee
The Company has long-term operating and finance leases, comprised primarily of railcars and container lease arrangements, equipment, office space and terminals. Our operating leases have remaining lease terms of 0.3 years to 8.6 years, and our finance leases have remaining lease terms of 4.7 years, some of which include automatic renewal options, options to extend the leases and options to terminate the leases.
During the year ended December 31, 2019, we completed impairment assessments of the right-of-use assets based on current market conditions and the current and expected utilization of the assets. As a result, the Company recognized impairments of $77,447 related to the write-down of value of certain operating lease right-of-use assets, primarily the railcars, to their estimated fair value. Refer to Note 18 - Asset Impairments for additional disclosure regarding asset impairments.
As of December 31, 2019, the balance sheet information related to leases are as follows:

	Classification	December 31, 2019
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$44,086
Finance leases	Property, plant and equipment, net	2,090
Total right-of-use assets		$46,176
Lease liabilities
Current
Operating leases	Current portion of operating lease liabilities	$30,191
Finance leases	Accrued and other current liabilities	339
Non-current
Operating leases	Operating lease liabilities	79,924
Finance leases	Other liabilities	1,532
Total lease liabilities		$111,986

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the lease liability and the present value of lease payments, we used our incremental borrowing rate based on the information available at the lease commencement date. The weighted average remaining lease term and discount rate as of December 31, 2019 related to leases are as follows:

	Operating leases	Finance leases
Weighted average remaining lease term	4.6 years	4.7 years
Weighted average discount rate	9.50%	7.75%

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The lease cost components on our Consolidated Statement of Operations for the year ended December 31, 2019 are as follows:

		Year Ended
	Classification	December 31, 2019
Operating leases
Operating lease cost	Cost of goods sold	$38,831
Short-term lease cost	Cost of goods sold	2,614
Operating lease cost	General and administrative expenses	515
Short-term lease cost	General and administrative expenses	510
Right-of-use asset impairments	Asset impairments	77,447
Total operating lease costs		$119,917
Finance leases
Amortization of finance lease assets	Cost of goods sold	110
Interest on lease liabilities	Interest expense	39
Total finance lease costs		$149

Supplemental cash flow information related to our leases for the year ended December 31, 2019 is as follows:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$40,609
Financing cash flow used for finance leases	$329
Right-of-use assets obtained in exchange for operating lease liabilities (a)	$151,853
Right-of-use assets obtained in exchange for finance lease liabilities	$2,200

(a)	Excludes the $77,447 of impairments on operating right-of-use assets incurred during 2019.
As of December 31, 2019, the maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases	Total
2020	$39,022	$472	$39,494
2021	33,239	472	33,711
2022	25,072	472	25,544
2023	12,027	472	12,499
2024	7,719	354	8,073
Thereafter	18,651	—	18,651
Total lease payments	135,730	2,242	137,972
Less: interest	(25,615)	(371)	(25,986)
Total lease liabilities	$110,115	$1,871	$111,986

HI-CRUSH INC.
Notes to Consolidated Financial Statements
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

7. Goodwill and Intangible Assets
Changes in goodwill and intangible assets consisted of the following:

	Goodwill	Intangible Assets
Balance at December 31, 2017	$—	$8,416
FB Industries acquisition additions	22,876	46,767
Impact of foreign currency translation	(995)	(2,115)
Amortization expense	—	(3,374)
Balance at December 31, 2018	21,881	49,694
FB Industries acquisition measurement period adjustment	2,080	—
Proppant Logistics acquisition additions	10,701	4,961
Impact of foreign currency translation	995	2,115
Asset impairments (Note 18)	(35,657)	(12,973)
Amortization expense	—	(5,656)
Balance at December 31, 2019	$—	$38,141

Goodwill
Goodwill represented the excess purchase over the fair value of net assets acquired in the acquisitions of FB Industries and Proppant Logistics and is allocated to the logistics and wellsite operations reporting unit. During the third quarter of 2019, the Company performed its annual assessment of goodwill and as a result recognized an impairment of $35,657 included in asset impairments on the Consolidated Statement of Operations. Refer to Note 18 - Asset Impairments for additional disclosure regarding our goodwill impairment assessment.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Intangible Assets
Intangible assets arising from the acquisitions of Proppant Logistics in 2019, FB Industries in 2018 and D&I Silica, LLC in 2013 consisted of the following:

		December 31,
	Useful life	2019	2018
Patents	15 years	$31,042	$29,620
Customer contracts and relationships	1-10 years	23,093	28,724
Supplier agreements	1 year	784	784
Other intangible assets	1-5 years	1,961	5,888
Intangible assets		56,880	65,016
Less: Accumulated amortization		(18,739)	(15,322)
Intangible assets, net		$38,141	$49,694

Amortization expense was $5,656 and $3,374 for the years ended December 31, 2019 and 2018, respectively. The weighted average remaining life of intangible assets was 11.6 years as of December 31, 2019.
During the year ended December 31, 2019, we completed an impairment assessment of the intangible assets associated with the customer relationships, the trade name and trademarks acquired with the FB Industries acquisition. As a result, we determined that the fair value of the intangibles was less than their carrying value, resulting in an impairment of $12,973, included in asset impairments on the Consolidated Statement of Operations. Refer to Note 18 - Asset Impairments for additional disclosure regarding intangible asset impairments.
As of December 31, 2019, future amortization is as follows:

Fiscal Year	Amortization
2020	$4,345
2021	4,345
2022	4,345
2023	2,628
2024	2,566
Thereafter	19,912
$38,141

8. Equity Method Investments
The following table provides our net investments and the proportionate share of our equity method investments operating results:

	Investment		Earnings (loss) from Equity Method Investments
	December 31,		Year Ended December 31,
	2019	2018	2019	2018	2017
Proppant Express Investments, LLC	$37,173	$30,870	$6,014	$5,300	$75
Proppant Logistics LLC (through May 6, 2019)	—	6,484	(1)	(116)	—
Total	$37,173	$37,354	$6,013	$5,184	$75

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Investment in Proppant Express Investments, LLC
On September 8, 2016, the Company entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop last mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the wellsite. During the year ended December 31, 2019, the Company made no capital contribution to PropX. During the years ended December 31, 2018 and 2017, the Company made capital contributions of $8,095 and $7,168 to PropX, respectively. During the year ended December 31, 2019, the Company acquired additional ownership interests in PropX through the BulkTracer acquisition valued at $289.
Investment in Proppant Logistics LLC
On October 31, 2018, the Company invested $6,600 for an equity interest in Proppant Logistics, which owns Pronghorn, a logistics company which provides frac sand services in North America. During the year ended December 31, 2019, the Company made capital contributions of $495 to Proppant Logistics. The Company acquired the remaining 34% ownership interest in Proppant Logistics and therefore began to consolidate the operations of Proppant Logistics prospectively from May 7, 2019. Refer to Note 3 - Acquisitions for additional disclosure.

9. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2019	2018
Accrued royalty payments	$2,358	$6,429
Accrued logistics costs	8,478	10,422
Accrued compensation and benefits	6,529	12,144
Accrued taxes payable	3,915	10,917
Accrued interest payable	18,188	18,464
Current portion of contingent consideration	400	—
Other current liabilities	2,950	2,961
Accrued and other current liabilities	$42,818	$61,337

10. Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2019	2018
Senior Notes due 2026	$450,000	$450,000
ABL Credit Facility	—	—
Other notes payable	6,105	4,852
Less: Unamortized debt issuance costs	(8,138)	(9,375)
Total debt	447,967	445,477
Less: Current portion of long-term debt	(2,628)	(2,194)
Long-term debt	$445,339	$443,283

HI-CRUSH INC.
Notes to Consolidated Financial Statements
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
At any time prior to August 1, 2021, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 109.50% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with an amount of cash not greater than the net proceeds from certain equity offerings. At any time prior to August 1, 2021, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes plus a "make-whole" premium plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem all or a part of the Senior Notes at any time on or after August 1, 2021, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences a change of control, the Company may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.
The Senior Notes and the Guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior indebtedness, effectively junior to all of the Company’s existing and future secured indebtedness, including borrowings under the ABL Credit Facility, to the extent of the value of the assets securing such indebtedness, structurally junior to any indebtedness of the Company’s subsidiaries that do not guarantee the Senior Notes (including trade payables), and senior to all of the Company’s and the Guarantors’ future subordinated indebtedness.
As of December 31, 2019, we had $441,862 of indebtedness ($450,000, net of $8,138 of debt issuance costs) under our Senior Notes.
ABL Credit Facility
On August 1, 2018, the Company, entered into a senior secured revolving credit facility (the "ABL Credit Facility"), which matures on August 1, 2023, among the Company, as borrower, the lenders party thereto from time to time, and JP Morgan Chase Bank, N.A., as administrative agent and an issuing lender, and each other issuing lender party thereto. The ABL Credit Facility permits aggregate borrowings of up to $200,000, including a $50,000 sublimit for letters of credit, with the ability to increase the amount of permitted aggregate borrowings up to $300,000 subject to certain conditions.
As of December 31, 2019, we had $43,903 of available borrowing capacity ($64,917, net of $21,014 letter of credit commitments) and no indebtedness under our ABL Credit Facility.
The obligations of the Company under the ABL Credit Facility are secured by substantially all assets of the Company (other than real estate and other customary exclusions). In addition, the Company’s subsidiaries guarantee the Company’s obligations under the ABL Credit Facility and grant to the administrative agent security interests in substantially all of their respective assets (other than real estate and other customary exclusions).
Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) a base rate plus an applicable margin ranging between 0.75% per annum and 1.50% per annum, based upon the Company’s leverage ratio, or (2) a LIBOR rate plus an applicable margin ranging between 1.75% per annum and 2.50% per annum, based upon the Company’s leverage ratio.
The ABL Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In certain limited circumstances, the ABL Credit Facility requires compliance with a fixed charge coverage ratio. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the ABL Credit Facility to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods) include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. As of December 31, 2019, the Company was in compliance with all covenants in the ABL Credit Facility.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Other Notes Payable
In 2014, the Company entered into a purchase and sales agreement to acquire land and underlying frac sand deposits. In connection with this agreement, during the years ended December 31, 2018 and 2016, the Company issued three-year promissory notes each in the amount of $3,676 due in August 2021 and December 2019, respectively, with interest rates of 2.42% and 0.74%, respectively. During the year ended December 31, 2019, the Company issued a three-year promissory note in the amount of $4,595 due in August 2022 with an interest rate of 1.91%. The promissory notes accrue interest at rates equal to the applicable short-term federal rates. All principal and accrued interest is due and payable at the end of the respective three-year promissory note terms. However, the promissory notes are prepaid on a quarterly basis during the three-year terms as sand is extracted, delivered, sold and paid for from the properties.
During the years ended December 31, 2019 and 2018, the Company made prepayments of $4,288 and $3,378, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. In January 2020, the Company made a prepayment of $917 based on the volume of sand extracted, delivered, sold and paid for through the fourth quarter of 2019. As of December 31, 2019, the Company had repaid in full the promissory notes due in December 2019 and August 2021 and had $3,658 outstanding on its remaining promissory note due in August 2022.
Other notes payable also includes short-term obligations, arising from insurance premium financing programs bearing interest ranging from approximately 5.54% to 6.29%, with outstanding balances of $1,555 as of December 31, 2019. Additionally, other notes payables includes equipment financing agreements with outstanding balances of $892 as of December 31, 2019.
Maturities
As of December 31, 2019, future minimum debt repayments, excluding debt issuance costs, are as follows:

Fiscal Year	Amount
2020	$2,628
2021	168
2022	2,922
2023	195
2024	192
Thereafter	450,000
$456,105

Debt Refinancing and Extinguishment
On December 22, 2017, the Company replaced our amended and restated credit agreement and our senior secured term loan credit facility by entering into the second amended and restated credit agreement (the "Revolving Credit Agreement") and an amended and restated credit agreement providing for a senior secured term loan credit facility (the "Term Loan Credit Facility"). During 2017, in connection with the refinancing, the Company recognized a $4,332 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.
On August 1, 2018, the Company completed the private placement of $450,000 aggregate principal amount of its 9.50% Senior Notes and entered into the ABL Credit Facility. Upon closing on the Senior Notes the Company repaid its outstanding debt, including accrued interest, under the Term Loan Credit Facility. The payment was made prior to the maturity date and no early payment penalties were incurred by the Company. Upon execution of the ABL Credit Facility, the Revolving Lenders commitments under the Revolving Credit Agreement were terminated and the outstanding liabilities of the Company with respect to its obligations under the Revolving Credit Agreement were released and discharged. During 2018, in connection with the terminations, the Company recognized a $6,233 loss on extinguishment of debt, which represents the write-off of all remaining unamortized debt issuance costs and unamortized original issuance discount.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

11. Asset Retirement Obligations
Although the ultimate amount of reclamation and closure costs to be incurred is uncertain, the Company maintained a post-closure reclamation and site restoration obligation as follows:

	December 31,
	2019	2018
Beginning balance	$10,677	$10,179
Additions and revisions to liabilities	(207)	—
Accretion expense	494	498
Ending balance	$10,964	$10,677

12. Commitments and Contingencies
Customer Contracts
The Company enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Company is required to make available to such customers under initial terms ranging from one to seven years. Through December 31, 2019, no payments for non-delivery of minimum annual sand volumes have been made by the Company to customers under these contracts.
Royalty Agreements
The Company has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Company has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $7,360, $15,478 and $19,091 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Property Value Guarantees
The Company entered into mining agreements and land use agreements with the Wisconsin municipalities of Bridge Creek, Lincoln, Springfield and Preston that contain property value guarantees ("PVG") for certain property owners in proximity to each mine. The respective PVGs establish a process whereby we guarantee fair market value to the owners of residential property specifically identified within the body of the PVG document. According to the terms of the PVGs, the property owner must notify us in the event they wish to sell the subject residence and additional acreage in certain instances. Upon such notice, the PVGs establish a process by which an appraisal is conducted and the subject property is appraised to establish fair market value and is listed with a real estate broker. In the event the property is sold within 180 days of listing, we agree to pay the owner any shortfall between the sales price and the established fair market value. In the event the property is not sold within the 180 days' time frame, we are obligated to purchase the property for fair market value.
As of December 31, 2019, we have not accrued a liability related to the PVGs because it is not possible to estimate how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. As of December 31, 2019, the Company has paid $3,085 under these guarantees since inception.
Purchase Commitments
We have entered into service agreements with certain transload service providers which requires us to purchase minimum amounts of services over specific periods of time at specific locations. Our failure to purchase the minimum level of services require us to pay shortfall fees. We have also entered into purchase commitments for the construction of certain equipment.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

As of December 31, 2019, future minimum purchase commitments are as follows:

Fiscal Year
2020	$14,240
2021	14,740
2022	3,425
2023	3,295
2024	979
Thereafter	271
$36,950

Contingent Consideration
In connection with the acquisition of FB Industries, the agreement contained certain contingent consideration arrangements from the date of closing to December 31, 2021, dependent upon leases or sales of certain silo equipment to be paid quarterly.
As of December 31, 2019, the total estimated fair value of the contingent consideration is $400 and is recorded in accrued and other current liabilities on the Consolidated Balance Sheet. Changes in fair value of the contingent consideration, for facts and circumstances that existed at the time of the acquisition, prior to finalizing the purchase price allocation were accounted for as an adjustment to goodwill. Subsequent changes in fair value of the contingent consideration after the measurement period are recognized in earnings in the period identified.
The estimated fair value assumes primarily leases are entered into during this period with minimal sales of silo equipment. A 10% increase in the assumed quantity of leases would result in an increase to $567 in the fair value of the contingent consideration. Conversely, a 50% shift in the assumed quantity of leases to sales of silo systems and conveyors would increase the contingent consideration to $895.
The following table provides a summary of changes in the fair value of the contingent consideration:

Balance at December 31, 2018	$8,147
Changes in estimated fair value of contingent consideration liability	(7,747)
Balance at December 31, 2019	$400

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

13. Equity
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

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

During the year ended December 31, 2017, the Company completed a public offering for a total of 23,575,000 common units representing limited partnership interests in the Company for aggregate net proceeds of approximately $412,577. The net proceeds from this offering were used to fund the cash portion of the Whitehall Contribution, the cash portion of the Permian Basin Sand asset acquisition and for general partnership purposes. In addition, the Company issued 3,438,789 common units as additional consideration for the Permian Basin Sand asset acquisition on March 3, 2017.
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
The following table presents information with respect to repurchases of common shares made by the Company during the periods presented, which were retired upon repurchase:

	Year Ended December 31,
	2019	2018	2017
Number of shares purchased	1,526,384	753,090	2,030,163
Average price paid per share including commission	$2.23	$12.52	$9.85
Total cost	$3,400	$9,426	$20,000

As of December 31, 2019, the Company has repurchased a total of 1,526,384 common shares under the new stock repurchase program for a total cost of $3,400, with $21,600 remaining under its approved stock repurchase program.
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
During the year ended December 31, 2018, $7,664 was allocated to the holder of our incentive distribution rights prior to the Sponsor Contribution. During the year ended December 31, 2017, no income was allocated to the holder of our incentive distribution rights.
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

HI-CRUSH INC.
Notes to Consolidated Financial Statements
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

Recast Equity Transactions
During the years ended December 31, 2018 and 2017, the sponsor paid cash distributions of $39,516 and $69,215, respectively, to its members. Such transactions are reflected within the non-controlling interest section of the Consolidated Statement of Changes in Equity.
During the year ended December 31, 2017, the sponsor distributed its 20,693,643 common units in the Company to its members.
On October 21, 2018, in connection with the closing on the Sponsor Contribution, $453,028 of non-controlling interest was converted to limited partner capital.

14. Earnings Per Share
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
Diluted earnings per share excludes any dilutive stock awards granted (see Note 15 - Stock-Based Compensation) if their effect is anti-dilutive. During year ended December 31, 2019, the Company incurred a net loss and, as a result, all 1,786,966 stock awards granted and outstanding were excluded from the diluted earnings per share calculation. Diluted earnings per unit for the years ended December 31, 2018 and 2017 includes the dilutive effect of all 2,390,138 and 1,382,733, respectively of stock awards granted and outstanding at the assumed number of shares which would have vested if the performance period had ended at the end of the respective periods.
The following table provides a reconciliation of net loss and the basic and diluted weighted average common shares outstanding for purposes of computing loss per share for the year ended December 31, 2019:

December 31, 2019
Net loss	$(413,559)

Basic weighted average common shares outstanding	100,974,770
Potentially dilutive common shares	—
Diluted weighted average common shares outstanding	100,974,770

Loss per share - basic	$(4.10)
Loss per share - diluted	$(4.10)

Prior to the Sponsor Contribution, for purposes of calculating the Company’s earnings per unit under the two-class method, common units were treated as participating preferred units and the incentive distribution rights were treated as participating securities.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
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
As described in Note 1 - Business and Organization, the Company's historical financial information has been recast to combine the sponsor and general partner and Whitehall and Other Assets for all periods presented. The amounts of incremental losses recast to periods prior to the Sponsor Contribution and Whitehall Contribution were excluded from the calculation of earnings per limited partner unit.
The following tables provide a reconciliation of net income, the assumed allocation of net income and the basic and diluted, weighted average limited partner units outstanding under the two-class method for purposes of computing earnings per limited partner unit for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$7,664	$109,836	$117,500
Assumed allocation of earnings in excess of distributions	—	20,095	20,095
Add back recast losses attributable to the sponsor and general partner through October 21, 2018	—	3,195	3,195
Assumed allocation of net income	$7,664	$133,126	$140,790

Basic weighted average common units outstanding		91,248,042
Potentially dilutive common units		2,390,138
Diluted weighted average common units outstanding		93,638,180

Earnings per limited partner unit - basic		$1.46
Earnings per limited partner unit - diluted		$1.42

	Year Ended December 31, 2017
	General Partner and IDRs	Limited Partner Units	Total
Declared distribution	$—	$31,457	$31,457
Assumed allocation of earnings in excess of distributions	—	44,705	44,705
Add back recast losses attributable to the sponsor and general partner	—	6,372	6,372
Add back recast losses attributable to Whitehall and Other Assets through March 15, 2017	—	1,471	1,471
Assumed allocation of net income	$—	$84,005	$84,005

Basic weighted average common units outstanding		86,518,249
Potentially dilutive common units		1,382,733
Diluted weighted average common units outstanding		87,900,982

Earnings per limited partner unit - basic		$0.97
Earnings per limited partner unit - diluted		$0.96

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

15. Stock-Based Compensation
Hi-Crush Inc. Long Term Incentive Plan
On May 31, 2019, in connection with the Conversion, the board of directors approved the Hi-Crush Inc. Long Term Incentive Plan (the "Plan") for the benefit of employees, directors and other service providers of the Company and its affiliates. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards. Under the Plan, 8,731,053 shares of common stock are reserved for issuance pursuant to awards under the Plan, which includes shares allocable to the phantom unit awards that were outstanding under the Hi-Crush Partners LP First Amended and Restated Long-Term Incentive Plan (the "HCLP Plan") immediately prior to the Conversion and were converted into awards of Performance Share Units ("PSUs") and Restricted Stock Units ("RSUs"), as applicable, under the Plan, effective at the time of the Conversion. The Plan is administered by the board of directors or a committee thereof.
The HCLP Plan was terminated effective at the time of the Conversion, and all common units previously registered by the Company with respect to the HCLP Plan have been deregistered with the SEC.
Performance Share Units
Pursuant to the Plan, the Company awards PSUs to certain employees. The number of PSUs that will vest will range from 0% to 200% of the number of target PSUs and is dependent on the Company's total shareholder return over a three-year performance period compared to the total shareholder return of a designated peer group. Each PSU represents the right to receive, upon vesting, one share of common stock in the Company. Each PSU is entitled to dividend equivalent rights ("DERs"), which accumulate during the performance period and are either paid in cash on the date of settlement or forfeited in the event the underlying PSU is forfeited. The fair value of each PSU is estimated using a fair value approach and is amortized into compensation expense, reduced for an estimate of expected forfeitures, over the period of service corresponding with the vesting period. Expected volatility is based on the historical market performance of our peer group.
The following table presents information relative to our PSUs:

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2018	747,920	$5.93
Vested	(97,865)	$16.63
Forfeited	(82,801)	$4.97
Outstanding at December 31, 2019	567,254	$4.56

As of December 31, 2019, total compensation expense not yet recognized related to unvested PSUs was $927, with a weighted average remaining service period of 1.4 years. The weighted average grant date fair value per unit for PSUs granted during the years ended December 31, 2018 and 2017 was $3.40 and $6.85, respectively. During the year ended December 31, 2019 there were no PSUs granted. The total fair value of units vested during the years ended December 31, 2019 and 2018 was $1,627 and $1,964, respectively. During the year ended December 31, 2017 no units vested.
Restricted Stock Units
Pursuant to the Plan, the Company awards RSUs to certain employees which automatically vest if the employee remains employed through the applicable vesting date. Vesting generally occurs over a three-year period subject to either cliff or graded vesting. Each RSU represents the right to receive, upon vesting, one share of common stock in the Company. Each RSU is entitled to DERs, which accumulate during the vesting period and are either paid in cash on the date of settlement or forfeited in the event the underlying RSU is forfeited. The fair value of each RSU is calculated based on the grant-date stock price and is amortized into compensation expense, reduced for an estimate of expected forfeitures, over the period of service corresponding with the vesting period.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The following table presents information relative to our RSUs:

	Units	Grant Date Weighted-Average Fair Value per Unit
Outstanding at December 31, 2018	1,642,218	$8.07
Vested	(525,096)	$10.93
Granted	538,968	$3.63
Forfeited	(436,378)	$6.45
Outstanding at December 31, 2019	1,219,712	$6.47
As of December 31, 2019, total compensation expense not yet recognized related to unvested RSUs was $3,222, with a weighted average remaining service period of 1.7 years. The weighted average grant date fair value per unit for RSUs granted during the years ended December 31, 2019, 2018 and 2017 was $3.63, $6.91 and $8.94, respectively. The total fair value of units vested during the years ended December 31, 2019, 2018 and 2017 was $5,742, $3,651 and $714, respectively.
Director Stock Grants
The Company issued 62,184, 36,109 and 29,148 shares of common stock to certain of its directors during the years ended December 31, 2019, 2018 and 2017, respectively.
Unit Purchase Programs
The Company previously offered unit purchase programs (each, a "UPP") under the HCLP Plan. The UPPs provided participating employees and members of our general partner's board of directors the opportunity to purchase common units representing limited partner interests of the Company at a discount. If the closing price of the Company's common units on the purchase date was greater than or equal to the discount applied to the closing market price of our common units on a participant's applicable election date (the "Election Price"), then the participant would receive a number of common units equal to the amount of accumulated payroll deductions or cash contributions, as applicable, (the "Contribution"), divided by the Election Price, capped at a specified number of common units. If the purchase date price was less than the Election Price, then the participant’s Contribution would be returned to the participant. On the date of election, the Company calculated the fair value of the discount, which was recognized as unit compensation expense on a straight-line basis during the period from election date through the date of purchase.
The offering period under the Company's UPP adopted in 2015 (the "2015 UPP") ended on February 28, 2017 with a 10% discount of the fair value of our common units on the applicable election date. The participants under the 2015 UPP purchased 300,090 common units at an average price of $5.49 on February 28, 2017.
On September 14, 2017, the offering period under the Second 2017 Unit Purchase Program (the "Second 2017 UPP") commenced, with a 15% discount of the fair value of our common units on the applicable election date and a purchase date of November 15, 2018. On September 14, 2017, the Company calculated the fair value of the discount, which was recognized as unit compensation expense on a straight-line basis during the offering period.  The offering period under the Second 2017 UPP ended on November 15, 2018, at which time the purchase date price was less than the Election Price. As a result, all contributions were returned to the participants and no common units were purchased under the Second 2017 UPP.
Compensation Expense
The following table presents total stock-based compensation expense:

	Year Ended December 31,
	2019	2018	2017
Performance Share Units	$976	$1,371	$1,549
Restricted Stock Units	3,404	5,261	3,149
Director stock grants	246	474	499
Unit Purchase Programs	—	333	517
Total compensation expense	$4,626	$7,439	$5,714

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

16. Revenues
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
Disaggregation of Revenues
The following table presents our revenues disaggregated by contractual relationships:

	Year Ended December 31,
	2019	2018	2017
Sales to contract customers	$310,374	$607,898	$438,547
Spot sales	122,092	88,705	159,808
Frac sand sales revenues	432,466	696,603	598,355
Other revenues	203,904	146,237	4,268
Total revenues	$636,370	$842,840	$602,623

Practical Expedients and Exemptions
We have elected to use the practical expedients, pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue. We have various long-term contracts with minimum purchase and supply requirements with terms expiring between 2020 and 2024. The remaining performance obligations are primarily comprised of unfulfilled product, transportation service, and labor service orders, some of which hold a remaining duration of less than one year. Our transaction price for volumes and services under these contracts is based on timing of customer orders, points of sale, mix of products sold, impact of market conditions and potential contract negotiations, which have not yet been determined and therefore the price is variable in nature. The long-term portion of deferred revenues represents customer prepayments for which related current performance obligations do not yet exist, but are expected to arise, before the expiration of the term.
Deferred Revenues
As of December 31, 2019, the Company has recorded a total liability of $26,028 for prepayments of future deliveries of frac sand and silo equipment. Some prepayments are refundable in the event that the Company is unable to meet the minimum requirements under certain contracts. We expect to recognize these revenues over the next 3.0 years.
The following table reflects the changes in our contract liabilities, which we classify as deferred revenues:

Balance at December 31, 2018	$29,785
Collection of prepayments	8,750
Revenues recognized	(12,651)
Customer prepayments acquired in business acquisitions	90
Impact of foreign currency translation	54
Balance at December 31, 2019	$26,028

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

17. Related Party Transactions
The following table summarizes our related party transactions from our equity method investment (see Note 8 - Equity Method Investments) for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Revenues - related parties	$220	$—	$—
Cost of goods sold - related parties (a)	$9,183	$5,306	$1,577
Equipment purchases - related parties (b)	$1,432	$4,646	$5,033

(a)	The Company incurs lease expense for the use of PropX equipment.

(b)	The Company purchases equipment from PropX, which is reflected in property, plant and equipment on our Consolidated Balance Sheet.
The following table summarizes our related party balance sheet components from our equity method investments as of the dates indicated:

	December 31,
	2019	2018
Accounts payable - related parties	$1,164	$1,070

Current portion of operating lease liabilities - related parties (a)	$8,273	$—
Operating lease liabilities - related parties (a)	11,130	—
	$19,403	$—

(a)	During the first quarter of 2019, the Company made a lease prepayment of $3,739 for the use of PropX equipment during the first half of 2019.
During the years ended December 31, 2018 and 2017, the Company engaged in multiple construction projects and purchased equipment, machinery and component parts from various vendors that were represented by Alston Environmental Company, Inc. or Alston Equipment Company (collectively, the "Alston Companies"), which regularly represent vendors in such transactions. The vendors in question paid a commission to the Alston Companies in an amount that is unknown to the Company. The sister of Mr. Alston, who was a director of the general partner until October 21, 2018, has an ownership interest in the Alston Companies. The Company has not paid any sum directly to the Alston Companies and Mr. Alston has represented to the Company that he received no compensation from the Alston Companies related to these transactions.

18. Asset Impairments
As a result of the current demand for frac sand and related logistics services and continued pricing pressure for both Northern White and in-basin sand during 2019, we completed an impairment assessment of certain long-lived assets, including right-of-use assets, based on current market conditions and the current and expected utilization of the assets.
Asset impairments for the year December 31, 2019 totaled $357,494 and was comprised of the following assets:

Augusta facility, including work-in-process inventory	$109,747
Whitehall facility	105,727
Terminal facilities	15,943
Operating lease right-of-use assets	77,447
Goodwill	35,657
Intangible assets associated with FB Industries acquisition	12,973
Asset impairments	$357,494

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Long-lived Assets
During the year ended December 31, 2019, we completed an impairment assessment of the Augusta and Whitehall facilities based on current market conditions and the current and expected utilization of the facilities. The fair value was determined utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models discounted at an appropriate weighted average cost of capital. As a result, the Company recognized impairments of $109,747 and $105,727 related to the write-down of the Augusta facility, including $6,858 of work-in-process inventory, and the Whitehall facility, respectively, to their estimated fair value.
During the year ended December 31, 2019, we evaluated our terminal facilities for impairment and as a result we recognized impairments of $15,943 related to the remaining book value of certain assets associated with idled terminal facilities.
Leases
During the year ended December 31, 2019, we completed an impairment assessment of the right-of-use assets based on current market conditions and the current and expected utilization of the assets. The fair value was determined utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models and quoted market prices, discounted at an appropriate weighted average cost of capital. As a result, the Company recognized impairments of $77,447 related to the write-down of value of certain operating lease right-of-use assets, primarily the railcars, to their estimated fair value.
Goodwill
As of September 30, 2019, we performed our annual assessment of the recoverability of goodwill. As part of the Company's annual assessment of goodwill, we updated our internal business outlook for the Company, including the logistics and wellsite operations reporting unit, to consider the current economic environment that affects our operations. As part of the first step of goodwill impairment testing, we prepared a quantitative analysis of the fair value of the goodwill, based on the weighted average valuation of the reporting unit across several income valuation approaches. The underlying results of the valuation were driven by our actual results since the acquisition dates, and the pricing, cost structures and market conditions existing as of September 30, 2019. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discount rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Specific uncertainties affecting our estimated fair value include the impact of competition, pricing for logistics and wellsite operations, future overall activity levels and demand for frac sand and related logistics services, activity levels of our significant customers and other factors affecting the rate of our future growth. As a result, we determined that the carrying value of goodwill exceeded its fair value and therefore we recognized an impairment of $35,657 associated with the goodwill that was allocated in the acquisitions of FB Industries and Proppant Logistics.
Intangible Assets
During the year ended December 31, 2019, we completed an impairment assessment of the intangible assets associated with the customer relationships, the trade name and trademarks acquired with the FB Industries acquisition. As a result, we determined that the fair value of the intangibles was less than their carrying value, resulting in an impairment of $12,973.

19. Income Taxes
As a result of the Conversion completed on May 31, 2019, the Company converted from an entity treated as a partnership for U.S. federal income tax purposes to an entity treated as a corporation for U.S. federal income tax purposes and is therefore subject to U.S. federal, foreign and state and local corporate income tax. The Conversion resulted in the Company recording a partial step-down in the tax basis of certain assets. On the date of the Conversion, we recorded an estimated net tax expense and estimated net deferred tax liability of $115,488 relating to the Conversion as well as this partial step-down in tax basis. Our overall tax provision is based on, among other things, an estimate of the amount of such partial step-down in tax basis that is derived from an analysis of the basis of our unitholders in their ownership of Hi-Crush common units at December 31, 2018.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Income (loss) before income taxes consists of the following:

2019
U.S.	$(376,163)
Foreign	5,374
Net loss not subject to federal income tax	(12,145)
Income (loss) before income tax	$(382,934)

Income tax expense (benefit) consists of the following:

2019
Current tax expense (benefit)
Foreign	$1,057
Total current tax expense	1,057
Deferred tax expense (benefit)
Federal	(77,932)
State	(8,514)
Foreign	526
Total deferred tax benefit	(85,920)
Deferred tax resulting from conversion to a corporation	115,488
Income tax expense (benefit)	$30,625

Reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate (excluding deferred taxes from conversion to a corporation) is as follows:

2019
Statutory federal rate	21.0%
Benefit on loss not subject to federal income tax	(0.6)%
State taxes (net)	2.2%
Other	(0.4)%
Effective tax rate	22.2%

Significant components of deferred tax assets and liabilities as of December 31, 2019 are as follows:

2019
Deferred tax assets
Federal NOL carryforward	$10,384
Disallowed business interest carryforward	6,235
Operating lease liabilities	25,783
Asset retirement obligations	2,615
Other	1,619
46,636
Deferred tax liabilities
Property, plant and equipment	63,651
Operating lease right-of-use assets	10,835
Other	2,147
76,633
Net deferred tax liabilities	$29,997

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

At December 31, 2019, we had federal net operating loss ("NOL") carryforwards of approximately $45,000. The associated deferred tax assets related to these NOL carryforwards were $10,384. As a result of the Tax Act, the 2019 federal NOL carryforward has no expiration and are limited to offset 80% of taxable income per year. Management believes it is more likely than not that the deferred tax asset will be fully utilized.
As of December 31, 2019, the Company does not have any unrecognized tax benefits and does not anticipate any unrecognized tax benefits during the next twelve months.
The tax years ended December 31, 2015 through 2018 remain open to examination under the applicable statute of limitations in the United States in which the Corporate entity (Hi-Crush Inc.) and the Partnership entity (Hi-Crush Partners LP) file their tax returns.

20. Concentration of Credit Risk
The Company is a fully-integrated provider of proppant and logistics services for hydraulic fracturing operations, offering frac sand production, advanced wellsite storage systems, flexible last mile services, and innovative software for real-time visibility and management mainly used by the oil and natural gas industry. The Company’s business is, therefore, dependent upon economic activity within this market.
The following table provides our significant customers that had sales greater than 10% for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Customer A	23%	22%	*
Customer B	*	16%	26%
Customer C	*	*	11%
Customer D	13%	*	*
Customer E	11%	*	*

*	Less than 10%
Throughout 2019, the Company has maintained cash balances in excess of federally insured amounts on deposit with financial institutions.

HI-CRUSH INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

21. Quarterly Financial Data (Unaudited)
As discussed in Note 1 - Business and Organization, the Sponsor Contribution was accounted for as a transaction between entities under common control. Therefore, the Company's historical financial information has been recast to include the sponsor and general partner for all periods presented.

2019	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter (a)	Total
Revenues	$159,910	$178,001	$172,972	$125,487	$636,370
Gross profit	18,116	22,667	15,192	7,333	63,308
Income (loss) from operations	3,267	5,833	(340,569)	(15,316)	(346,785)
Net loss	(6,207)	(117,484)	(268,497)	(21,371)	(413,559)
Loss per common share:
Basic	$(0.06)	$(1.16)	$(2.67)	$(0.21)	$(4.10)
2018
Revenues	$218,113	$248,520	$213,972	$162,235	$842,840
Gross profit	68,331	83,507	56,148	18,596	226,582
Income (loss) from operations	55,738	69,534	39,759	(1,040)	163,991
Net income (loss)	53,431	66,956	27,138	(9,930)	137,595
Earnings (loss) per limited partner unit:
Basic	$0.60	$0.68	$0.30	$(0.08)	$1.46

(a)	The third and fourth quarter of 2019 includes $346,384 and $11,110 of asset impairments, respectively. Refer to Note 18 - Asset Impairments for additional disclosure.

HI-CRUSH INC.
Schedule II - Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2019	$1,060	$—	$—	$1,060
Year Ended December 31, 2018	$1,060	$—	$—	$1,060
Year Ended December 31, 2017	$1,549	$—	$(489)	$1,060