Form 10-Q
period 2020-03-31
Hi-Crush Inc.
filed 2020-06-25
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-35630
Hi-Crush Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0840530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1330 Post Oak Blvd., Suite 600
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 22, 2020, there were 99,876,054 shares of common stock, par value $0.01 per share, of the registrant outstanding.

EXPLANATORY NOTE
On May 11, 2020, Hi-Crush Inc. (the "Company," "we" or "our") filed a Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") indicating its reliance on the SEC Order under Section 36 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), dated March 25, 2020 (Release No. 34-88465) (the "Order"), which allows a registrant to delay the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "Form 10-Q") up to 45 days after the original due date of such report due to circumstances related to the novel coronavirus 2019 ("COVID-19"). The original due date of this Form 10-Q was May 11, 2020 and this Form 10-Q is being filed within the 45-day extension period authorized by the Order.
As stated in the Form 8-K, the COVID-19 pandemic and government responses to the pandemic have impacted and continue to significantly impact the Company’s operations and business and among other things, has resulted in limited access to our facilities and disrupted normal interactions between key personnel required to assist in the preparation of the Form 10-Q.  Our management has devoted significant time and attention to assessing the potential impact of COVID-19 and related events on our operations and financial position and to developing plans to address those matters, which has diverted management resources from completing all of the tasks necessary to prepare and complete the Form 10-Q in a timely manner.

HI-CRUSH INC.

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH INC.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$59,976	$57,559
Accounts receivable, net (Note 2)	72,798	71,824
Inventories (Note 4)	29,105	39,974
Prepaid expenses and other current assets	7,465	9,818
Total current assets	169,344	179,175
Property, plant and equipment, net (Note 5)	665,678	810,906
Operating lease right-of-use assets (Note 6)	40,878	44,086
Intangible assets, net	37,055	38,141
Equity method investments (Note 7)	38,324	37,173
Other assets	1,803	1,656
Total assets	$953,082	$1,111,137
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$44,823	$40,592
Accrued and other current liabilities	33,753	42,818
Current portion of deferred revenues (Note 12)	7,074	10,598
Current portion of long-term debt (Note 8)	469,425	2,628
Current portion of operating lease liabilities (Note 6)	29,864	30,191
Total current liabilities	584,939	126,827
Deferred revenues (Note 12)	11,345	15,430
Long-term debt (Note 8)	3,494	445,339
Operating lease liabilities (Note 6)	72,959	79,924
Asset retirement obligations	11,097	10,964
Deferred tax liabilities	13,860	29,997
Other liabilities	1,443	1,532
Total liabilities	699,137	710,013
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; zero issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 100,908,234 and 100,711,015 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,009	1,007
Additional paid-in capital	805,139	804,218
Retained deficit	(550,323)	(403,401)
Accumulated other comprehensive loss	(1,880)	(700)
Total stockholders' equity	253,945	401,124
Total liabilities and stockholders' equity	$953,082	$1,111,137
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Operations
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues (Note 12)	$146,413	$159,910
Cost of goods sold (excluding depreciation, depletion and amortization)	125,015	130,522
Depreciation, depletion and amortization	11,740	11,272
Gross profit	9,658	18,116
Operating costs and expenses:
General and administrative expenses	12,921	12,613
Depreciation and amortization	1,393	1,676
Accretion of asset retirement obligations	133	129
Asset impairments (Note 14)	145,718	—
Change in estimated fair value of contingent consideration	(400)	—
Other operating expenses, net	2,342	431
Income (loss) from operations	(152,449)	3,267
Other income (expense):
Earnings from equity method investments (Note 7)	1,151	1,116
Interest expense	(11,761)	(10,590)
Loss before income tax	(163,059)	(6,207)
Income tax benefit:
Deferred tax benefit	(16,137)	—
Income tax benefit	(16,137)	—
Net loss	$(146,922)	$(6,207)
Loss per common share:
Basic	$(1.46)	$(0.06)
Diluted	$(1.46)	$(0.06)
Weighted average common stock outstanding:
Basic	100,835,200	101,017,441
Diluted	100,835,200	101,017,441

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(146,922)	$(6,207)
Foreign currency translation adjustment	(1,180)	1,724
Comprehensive loss	$(148,102)	$(4,483)

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net loss	$(146,922)	$(6,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	13,133	12,948
Deferred income taxes	(16,137)	—
Allowance for credit losses	75	—
Stock-based compensation to directors and employees	853	1,578
Amortization of loan origination costs into interest expense	408	409
Accretion of asset retirement obligations	133	129
Asset impairments	145,718	—
(Gain) loss on disposal of property, plant and equipment	(33)	123
Non-cash lease expense	3,500	7,117
Change in estimated fair value of contingent consideration	(400)	—
Earnings from equity method investments	(1,151)	(1,116)
Changes in operating assets and liabilities:
Accounts receivable	(1,051)	3,566
Inventories	9,190	11,534
Prepaid expenses and other current assets	2,157	(1,273)
Accounts payable and accrued liabilities	(13,567)	(41,027)
Other non-current assets and liabilities	(7,855)	3,612
Net cash used in operating activities	(11,949)	(8,607)
Investing activities:
Capital expenditures for property, plant and equipment	(8,413)	(40,289)
Proceeds from sale of property, plant and equipment	272	425
Business acquisitions, net of cash acquired	—	(3,119)
Equity method investments	—	(495)
Net cash used in investing activities	(8,141)	(43,478)
Financing activities:
Proceeds from borrowings under ABL Credit Facility	25,000	—
Repayment of long-term debt	(1,011)	(694)
Repayment of premium financing notes	(1,093)	(1,044)
Refund (payment) of loan origination costs	—	167
Payments on finance lease liabilities	(82)	—
Common stock tendered for tax withholding obligations	(28)	—
Payment of accrued distribution equivalent rights	(208)	(209)
Net cash provided by (used in) financing activities	22,578	(1,780)
Effects of exchange rate on cash	(71)	13
Net increase (decrease) in cash	2,417	(53,852)
Cash at beginning of period	57,559	114,256
Cash at end of period	$59,976	$60,404

HI-CRUSH INC.
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities for additions to property, plant and equipment	$1,434	$(22,186)
Debt financed capital expenditures	$1,747	$—
Change in original fair value of contingent consideration	$—	$276
Decrease in accrued distribution equivalent rights	$(98)	$(116)
Cash paid for:
Interest, net of capitalized interest	$21,993	$21,292

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par Value
Balance at December 31, 2019	100,711,015	$1,007	$804,218	$(403,401)	$(700)	$401,124
Stock-based compensation expense	—	—	851	—	—	851
Shares vested under stock-based compensation plan	233,372	2	—	—	—	2
Shares tendered for tax withholding obligations	(36,153)	—	(28)	—	—	(28)
Forfeiture of distribution equivalent rights	—	—	98	—	—	98
Other comprehensive loss	—	—	—	—	(1,180)	(1,180)
Net loss	—	—	—	(146,922)	—	(146,922)
Balance at March 31, 2020	100,908,234	$1,009	$805,139	$(550,323)	$(1,880)	$253,945

	Three Months Ended March 31, 2019
	Limited Partner Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity and Partners' Capital
Balance at December 31, 2018	$811,477	$(4,230)	$807,247
Issuance of common shares to directors	246	—	246
Stock-based compensation expense	1,516	—	1,516
Forfeiture of distribution equivalent rights	116	—	116
Other comprehensive income	—	1,724	1,724
Net loss	(6,207)	—	(6,207)
Balance at March 31, 2019	$807,148	$(2,506)	$804,642

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
Because the Conversion became effective on May 31, 2019, the prior period amounts in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2019, reflect Hi-Crush as a limited partnership, not a corporation. In this report, references to "Hi-Crush," the "Company," "we," "us" or "our" refer to (i) Hi-Crush Inc. and its subsidiaries for periods following the Conversion and (ii) Hi-Crush Partners LP and its subsidiaries for periods prior to the Conversion, in each case, except where the context otherwise requires. References to common units for periods prior to the Conversion refer to common units of Hi-Crush Partners LP, and references to common stock for periods following the Conversion refer to shares of common stock of Hi-Crush Inc. As a result of the Conversion, the financial impact to the Condensed Consolidated Financial Statements contained herein consisted of (i) reclassification of partnership equity accounts to equity accounts reflective of a corporation and (ii) income tax effects. Refer to Note 2 - Significant Accounting Policies for the income tax effects of the Conversion and refer to Note 10 - Equity for the impact of the Conversion on Hi-Crush's equity.
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
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements ("financial statements") of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments and disclosures necessary for a fair statement are reflected in the interim periods presented. The results reported in these financial statements are not necessarily indicative of the results that may be reported for the entire year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2019 (the "audited financial statements"), which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020. The year-end balance sheet data was derived from the audited financial statements.
Correction of Immaterial Errors
Subsequent to the issuance of the audited financial statements for the year ended December 31, 2019, during the first quarter of 2020 the Company identified certain immaterial errors in our historical Condensed Consolidated Statement of Cash Flow related to the presentation of non-cash lease expense and operating lease payments. The Company has corrected its financial statements for these errors for the impacted prior periods presented in this Quarterly Report on Form 10-Q and will prospectively correct the comparable six months ended June 30, 2019, nine months ended September 30, 2019 and year ended December 31, 2019 periods that will be presented in the June 30, 2020 and September 30, 2020 Form 10-Q filings and the Annual Report on Form 10-K for the year ended December 31, 2020 filing, respectively. Refer to Note 15 - Immaterial Restatement of Prior Period Financial Statements for a discussion of the Company's assessment of the errors and impact on its financial statements.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Recent Developments
In March 2020, the United States declared the novel coronavirus 2019 ("COVID-19") pandemic a national emergency. Due to COVID-19 pandemic related pressures on the global supply-demand balance for crude oil and related products, commodity prices have significantly declined in recent months, and oil and gas operators, including our customers, have reduced development budgets and activity. In the midst of the ongoing COVID-19 pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations ("OPEC+") struggled to reach an agreement on oil production quotas. The combination of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. Although the full impact of the decline in commodity prices and the COVID-19 pandemic on our business are currently unknown and continue to evolve as of the date of this report, we have already experienced disruption to our business, operations, financial position and liquidity.
In response to the continued effects on our business and operations caused by the COVID-19 pandemic and decrease in the price of crude oil during the first quarter of 2020, we have taken a number of steps to reduce our costs of operations. We have lowered our capital expenditures spending for 2020, reduced the size of our workforce and idled facilities, as appropriate. During the three months ended March 31, 2020, we recognized $3,495 of separation costs related to workforce reductions, which is included in other operating expenses on the Condensed Consolidated Statement of Operations. Subsequent to March 31, 2020, we recognized an additional $520 of separation costs related to workforce reductions.
On March 27, 2020, the United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act includes certain tax relief provisions, including provisions that expand the ability for corporations to use as well as carry back net operating losses and that increase the deductibility of business interest expense. The CARES Act also provides for a delay of the payment of certain employer payroll taxes through the remainder of 2020 after the date of enactment. Based on the current forecast for staffing levels, the Company estimates the payment of approximately $1,767 of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining amount due by December 31, 2022. The CARES Act is not expected to have a material impact on the Company’s financial statements.
Going Concern
These financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business.
The recent developments discussed above have negatively impacted the Company's financial position, which has resulted in a decrease in the Company’s borrowing base under its senior secured revolving credit facility (the "ABL Credit Facility"). Effective June 22, 2020, with the submission of its May 31, 2020 borrowing base certificate under the ABL Credit Facility, the Company was in default under the ABL Credit Facility due to its failure to be in compliance with the springing fixed charge coverage ratio financial covenant under the ABL Credit Facility (the "Specified Default"), which is triggered when the Company's borrowing base decreases below a level specified in the ABL Credit Facility. The Specified Default constituted an immediate event of default under the ABL Credit Facility and could result in the acceleration of all obligations and termination of all commitments thereunder at the option of the lenders under the ABL Credit Facility (the "ABL Lenders"). If the obligations under the ABL Credit Facility are accelerated, the Specified Default would also constitute a default under the Company’s 9.50% senior unsecured notes due 2026 (the "Senior Notes"), which could result in the indebtedness under such Senior Notes becoming immediately due and payable at the option of the holders of the Senior Notes. Accordingly, the outstanding borrowings under the Senior Notes and ABL Credit Facility are classified as a current liability on the Condensed Consolidated Balance Sheet as of March 31, 2020.
On June 22, 2020, the Company and certain of its subsidiaries entered into a forbearance agreement and amendment to the ABL Credit Facility (the "Forbearance Agreement") with the ABL Lenders, pursuant to which the ABL Lenders have agreed to forbear from exercising default-related rights and remedies with respect to the Specified Default until July 5, 2020 (which date may be extended with the consent of the ABL Lenders). The occurrence or continuation of another event of default under the ABL Credit Facility, a breach of any representation or warranty in the Forbearance Agreement or the failure to comply with any term or agreement in the Forbearance Agreement, will result in the early termination of the forbearance period. See Note 16 - Subsequent Events for additional information regarding the terms of the Forbearance Agreement.
Absent an extension of the Forbearance Agreement, the Company will be in default under the Senior Notes, and currently does not have sufficient liquidity to repay the $450,000 principal amount of the Senior Notes, should they be accelerated. Furthermore, the Company's current forecast also gives doubt to the Company's available liquidity to meet other obligations, such as its Senior Notes semiannual interest payments and operating lease obligations over the next twelve months. These conditions and events indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the financial statements for the three months ended March 31, 2020.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The Company has engaged advisors and has been in negotiations with the Senior Note holders and ABL Lenders on terms and conditions of a prearranged bankruptcy filing. Regardless of whether the terms and conditions of a prearranged filing can be agreed upon with the debt holders, the Company expects to file for protection from its creditors under the United States Bankruptcy Code.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Significant Accounting Policies
In addition to the significant accounting policies listed below, a comprehensive discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.
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
Accounts Receivable
Trade receivables, which relate to sales of frac sand, related services and the sale of logistics equipment for which credit is extended based on the customer’s credit history, are recorded at the invoiced amount and generally do not bear interest. The Company regularly reviews the collectability of accounts receivable. Revenues recognized in advance of invoice issuance create assets referred to as "unbilled receivables." Any portion of our unbilled receivables for which our right to consideration is conditional on a factor other than the passage of time is considered a contract asset. Unbilled receivables are presented on a combined basis with accounts receivable and are converted to trade receivables once billed.
When it is probable that all or part of an outstanding balance will not be collected, the Company establishes or adjusts an allowance as necessary, generally using the specific identification method. Account balances are charged against the allowance after all means of collection have been exhausted and potential recovery is considered remote.
Credit Losses
On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which replaced the prior incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The adoption of ASU 2016-13 did not result in a material cumulative-effect adjustment to retained earnings on January 1, 2020.
The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using various estimates and assumptions including historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. During the three months ended March 31, 2020, the Company did not recognize any write-offs charged against the allowance for credit losses. As of each of March 31, 2020 and December 31, 2019, the Company maintained an allowance for credit losses of $1,135 and $1,060, respectively, which is included in accounts receivable, net on the Condensed Consolidated Balance Sheets.
Impairment of Long-lived Assets
Recoverability of investments in long-lived assets, including property, plant and equipment, is evaluated if events or circumstances indicate the impairment of an asset may exist, based on reporting units, which management has defined as the mine and terminal operations and the logistics and wellsite operations. Estimated future undiscounted net cash flows are calculated using estimates, including but not limited to estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors), operating costs and anticipated capital expenditures. Reductions in the carrying value of our long-lived assets are only recorded if the undiscounted cash flows are less than our book basis in the applicable assets.

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
Beginning in late March 2020 and into the second quarter of 2020, we saw dramatic changes in the business climate due to the drastic decrease in the price for crude oil driven by oversupply as OPEC+ struggled to reach an agreement on oil production quotas and demand destruction resulting from the COVID-19 pandemic.  As a result, we updated our internal business outlook for the Company to consider the current economic environment that affects our operations. We allocated the enterprise fair value to the reporting units and determined that the fair value of our net assets in the logistics and wellsite operations reporting unit exceeded its carrying value and therefore there was no impairment of long-lived assets in the logistics and wellsite operations reporting unit as of March 31, 2020. Utilizing the allocation of the enterprise fair value to the mine and terminal operations reporting unit, we assessed qualitative factors and determined that we could not conclude that it was more likely than not that the fair value of our net assets exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the mine and terminal operations assets as of March 31, 2020, and determined there was not sufficient undiscounted cash flows to recover the value of the long-lived assets. Upon completion of the valuation exercise, it was determined that there were impairments of certain long-lived assets as of March 31, 2020. Refer to Note 5 - Property, Plant and Equipment and Note 14 - Asset Impairments for additional disclosure regarding long-lived asset impairments.
Fair Value Measurements
The amounts reported in the balance sheet as current assets or liabilities, including cash, accounts receivable, accounts payable, accrued and other current liabilities, approximate fair value due to the short-term maturities of these instruments. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy, which are as follows:

•	Level 1 - observable inputs such as quoted prices in active markets;

•	Level 2 - inputs other than quoted prices in active markets that we can directly or indirectly observe to the extent that the markets are liquid for the relevant settlement periods; and

•	Level 3 - unobservable inputs in which little or no market data exists, therefore inputs reflect the Company's assumptions.
The fair value of the Senior Notes approximated $71,145 as of March 31, 2020, based on the market price quoted from external sources, compared with a carrying value of $450,000. If the Senior Notes were measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.
We measure the contingent consideration liability recognized in connection with the acquisition of FB Industries Inc. ("FB Industries") at fair value on a recurring basis using unobservable inputs and it would be classified as Level 3 in the fair value hierarchy. Refer to Note 9 - Commitments and Contingencies for additional disclosure regarding contingent consideration.
Intangible assets and long-lived assets, including right-of-use assets, are subject to nonrecurring fair value measurement for the assessment of impairment or as part of the purchase price allocation process for business acquisitions. During the first quarter of 2020, the long-lived assets, including right-of-use assets and other intangible assets were measured at fair value on a nonrecurring basis using unobservable inputs, which are categorized as Level 3 in the fair value hierarchy. Refer to Note 14 - Asset Impairments for additional disclosure regarding asset impairments.
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

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Our overall tax provision is based on, among other things, an estimate of the amount of such partial step-down in tax basis that is derived from an analysis of the basis of our unitholders in their ownership of Hi-Crush common units at December 31, 2018 and estimated asset values at the time of the Conversion. While this information does not completely reflect the actual basis of our unitholders at May 31, 2019, our estimate is based on our best estimate of the individual asset valuations and the most recent unitholder basis information available to us. The amount of partial step-down in tax basis cannot be finally determined until complete trading information with respect to Hi-Crush common units for the five months ended May 31, 2019 becomes available. The Company does not currently have such information and the timing and the availability of this information is not within the Company’s control. Since the unitholder basis information currently available to us does not completely reflect the actual basis of our unitholders at May 31, 2019, the amount of the partial step-down in tax basis as finally determined is expected to differ, possibly materially, from the current estimate, which in turn is expected to cause the Company’s income tax provision and effective tax rate under GAAP to differ, possibly to a material extent, from the current estimate described herein. If the amount of the partial step-down in tax basis as finally determined is lower than the current estimate, the Company would record a lower net tax expense and an incrementally lower deferred tax liability, which would have the effect of decreasing the amount of taxes payable by the Company in the future. If the amount of partial step-down in tax basis as finally determined is higher than the current estimate, the Company would record a higher net tax expense and an incrementally higher deferred tax liability, which would have the effect of increasing the amount of taxes payable by the Company in the future.
The Company's pre-tax loss for the three months ended March 31, 2020 was subject to corporate tax at an estimated effective tax rate of approximately 9.8%. The effective tax rate differs from the statutory rate primarily due to the following: (i) state income taxes, (ii) certain compensation charges attributable to the Company that are not deductible for tax purposes, (iii) the inclusion of a valuation allowance for U.S. federal and state deferred tax assets and (iv) certain book expenses that are not deductible for tax purposes.
We do not expect the provisions of the CARES Act to have a significant impact on the effective tax rate or the income tax payable.
Prior to the Conversion, the Company was a pass-through entity and was not considered a taxable entity for U.S. federal tax purposes. Therefore, there is not a provision for income taxes for U.S. federal or certain other state jurisdictions in the accompanying Condensed Consolidated Financial Statements for any periods prior to May 31, 2019.
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
During the first quarter of 2020, the Company changed from a net deferred tax liability position to a net deferred tax asset position resulting primarily from asset impairments. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three months ended March 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
On the basis of this evaluation, as of March 31, 2020, a valuation allowance of $21,547 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. This results in a net deferred tax liability as reflected in the Condensed Consolidated Balance Sheet.
The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
For a particular tax‑paying component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount, as applicable, in the accompanying Condensed Consolidated Balance Sheets.

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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which aims to address accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The optional amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The Company is evaluating the effects of applying certain of the optional expedients when evaluating the impact of reference rate reform on its debt that references LIBOR.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which affects general principles within Topic 740, and are meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. The changes are effective for annual periods beginning after December 15, 2020. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The excess of the purchase consideration over the fair value of net assets acquired was recorded as goodwill. The recognition of goodwill is attributable to strategic benefits and expected synergies of our combined operations. During the third quarter of 2019, we performed our annual assessment of the recoverability of goodwill and as a result we fully impaired the goodwill that was allocated in the acquisition of Proppant Logistics.
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

4. Inventories
Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Raw material	$320	$273
Work-in-process	10,335	17,541
Finished goods	14,644	18,341
Spare parts	3,806	3,819
Inventories	$29,105	$39,974

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Buildings	$22,269	$28,178
Mining property and mine development	324,262	352,661
Plant and equipment	243,158	325,625
Rail and rail equipment	17,100	31,886
Transload facilities and equipment	68,513	101,395
Last mile equipment (a)	90,894	86,922
Construction-in-progress	19,877	13,590
Property, plant and equipment	786,073	940,257
Less: Accumulated depreciation and depletion	(120,395)	(129,351)
Property, plant and equipment, net	$665,678	$810,906

(a)	Includes finance lease right-of-use assets.
Depreciation and depletion expense was $12,047 and $11,500 during the three months ended March 31, 2020 and 2019, respectively.
The Company recognized a gain of $33 and a loss of $123 on the disposal of fixed assets during the three months ended March 31, 2020 and 2019, respectively, which is included in other operating expenses, net on our Condensed Consolidated Statements of Operations.
As a result of the current demand for frac sand and related logistics services and continued pricing pressure for both Northern White and in-basin sand, the Augusta facility was idled in January 2019. In August 2019, the Company reduced the hours of operations at the Whitehall facility and in April 2020 it was idled. Additionally, the Blair facility, one of the Kermit facilities and three terminals were also idled in April 2020.
During the first quarter of 2020, we completed an impairment assessment of our Wisconsin and Texas production facilities and terminal facilities based on current market conditions and the current and expected utilization of the facilities. The fair value was determined utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models discounted at an appropriate weighted average cost of capital. As a result, the Company recognized impairments of $116,576 and $29,142 related to the write-down of the Blair facility and certain idled terminal facilities, respectively, to their estimated fair value. These expenses are included in asset impairments on the Condensed Consolidated Statement of Operations. Refer to Note 14 - Asset Impairments for additional disclosure regarding long-lived asset impairments.

6. Leases
Lessee
The Company has long-term operating and finance leases, comprised primarily of railcars and container lease arrangements, equipment, office space and terminals. Our operating leases have remaining lease terms of 0.3 years to 8.3 years, and our finance leases have remaining lease terms of 4.5 years, some of which include automatic renewal options, options to extend the leases and options to terminate the leases.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The balance sheet information related to leases are as follows:

	Classification	March 31, 2020	December 31, 2019
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$40,878	$44,086
Finance leases	Property, plant and equipment, net	1,979	2,090
Total right-of-use assets		$42,857	$46,176
Lease liabilities
Current
Operating leases	Current portion of operating lease liabilities	$29,864	$30,191
Finance leases	Accrued and other current liabilities	346	339
Non-current
Operating leases	Operating lease liabilities	72,959	79,924
Finance leases	Other liabilities	1,443	1,532
Total lease liabilities		$104,612	$111,986

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the lease liability and the present value of lease payments, we used our incremental borrowing rate based on the information available at the lease commencement date. The weighted average remaining lease term and discount rate as of March 31, 2020 related to leases are as follows:

	Operating leases	Finance leases
Weighted average remaining lease term	4.5 years	4.5 years
Weighted average discount rate	9.50%	7.75%

The lease cost components on our Condensed Consolidated Statement of Operations are as follows:

		Three Months Ended
		March 31,
	Classification	2020	2019
Operating leases
Operating lease cost	Cost of goods sold	$6,140	$9,937
Short-term lease cost	Cost of goods sold	26	1,360
Operating lease cost	General and administrative expenses	141	64
Short-term lease cost	General and administrative expenses	87	154
Total operating lease costs		$6,394	$11,515
Finance leases
Amortization of finance lease assets	Cost of goods sold - depreciation, depletion and amortization	$110	$—
Interest on lease liabilities	Interest expense	36	—
Total finance lease costs		$146	$—

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Supplemental cash flow information related to our leases is as follows:

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$7,584	$8,214
Financing cash flow used for finance leases	$82	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$359	$135,480

As of March 31, 2020, the maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases	Total
2020 (remaining months)	$29,021	$354	$29,375
2021	33,352	472	33,824
2022	25,220	472	25,692
2023	12,027	472	12,499
2024	7,719	354	8,073
Thereafter	18,651	—	18,651
Total lease payments	125,990	2,124	128,114
Less: interest	(23,167)	(335)	(23,502)
Total lease liabilities	$102,823	$1,789	$104,612

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

7. Equity Method Investments
The following table provides our net investments and the proportionate share of our equity method investments operating results:

	Investment		Earnings from Equity Method Investments
			Three Months Ended
	March 31, 2020	December 31, 2019	March 31,
			2020	2019
Proppant Express Investments, LLC	$38,324	$37,173	$1,151	$1,072
Proppant Logistics LLC (through May 6, 2019)	—	—	—	44
Total	$38,324	$37,173	$1,151	$1,116

Investment in Proppant Express Investments, LLC
On September 8, 2016, the Company entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop last mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the wellsite. The Company made no capital contributions to PropX during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2019, the Company acquired additional ownership interests in PropX through the BulkTracer acquisition valued at $289.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Investment in Proppant Logistics LLC
On October 31, 2018, the Company invested an equity interest in Proppant Logistics, which owns Pronghorn, a logistics company which provides frac sand services in North America. During the three months ended March 31, 2019, the Company made capital contributions of $495 to Proppant Logistics. On May 7, 2019, the Company acquired the remaining 34% ownership interest in Proppant Logistics and therefore began to consolidate the operations of Proppant Logistics prospectively. Refer to Note 3 - Acquisitions for additional disclosure.

8. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
Senior Notes due 2026	$450,000	$450,000
ABL Credit Facility	25,000	—
Other notes payable	5,748	6,105
Less: Unamortized debt issuance costs	(7,829)	(8,138)
Total debt	472,919	447,967
Less: Current portion of long-term debt	(469,425)	(2,628)
Long-term debt	$3,494	$445,339

Effective June 22, 2020, with the submission of its May 31, 2020 borrowing base certificate under the ABL Credit Facility, the Company was in default under the ABL Credit Facility due to the Specified Default. The Specified Default constituted an immediate event of default under the ABL Credit Facility and could result in the acceleration of all obligations and termination of all commitments thereunder at the option of the ABL Lenders. If the obligations under the ABL Credit Facility are accelerated, the Specified Default would also constitute a default under the Senior Notes, which could result in the indebtedness under such Senior Notes becoming immediately due and payable at the option of the holders of the Senior Notes. Accordingly, the outstanding borrowings under the Senior Notes and ABL Credit Facility are classified as a current liability on the Condensed Consolidated Balance Sheet as of March 31, 2020.
On June 22, 2020, the Company and certain of its subsidiaries entered into the Forbearance Agreement with the ABL Lenders, pursuant to which the ABL Lenders have agreed to forbear from exercising default-related rights and remedies with respect to the Specified Default until July 5, 2020 (which date may be extended with the consent of the ABL Lenders). For additional information refer to Note 1 - Business and Organization and Note 16 - Subsequent Events.
Senior Notes due 2026
On August 1, 2018, the Company completed the private placement of $450,000 aggregate principal amount of its 9.50% Senior Notes due 2026. The Senior Notes were issued under and are governed by an indenture, dated as of August 1, 2018 (the "Indenture"), by and among the Company, the guarantors named therein (the "Guarantors"), and U.S. Bank National Association, as trustee. The Senior Notes are fully and unconditionally guaranteed (the "Guarantees"), jointly and severally, on a senior unsecured basis by the Guarantors. The Indenture contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, undertaking transactions with the Company's unrestricted affiliates, and limitations on asset sales. The Senior Notes bear interest at an annual rate of 9.50% payable semi-annually.
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
As of March 31, 2020, we had $442,171 of indebtedness ($450,000, net of $7,829 of debt issuance costs) under our Senior Notes.
ABL Credit Facility
On August 1, 2018, the Company entered the ABL Credit Facility, which matures on August 1, 2023, among the Company, as borrower, the lenders party thereto from time to time, and JP Morgan Chase Bank, N.A., as administrative agent and an issuing lender, and each other issuing lender party thereto. The ABL Credit Facility permits aggregate borrowings of up to $200,000, including a $50,000 sublimit for letters of credit, with the ability to increase the amount of permitted aggregate borrowings up to $300,000 subject to certain conditions.
As of March 31, 2020, we had $25,000 of borrowings outstanding under the ABL Credit Facility. In the second quarter of 2020, the Company repaid the full amount of borrowings outstanding on the ABL Credit Facility.
As of the March 31, 2020 borrowing base certificate, we had $12,706 of available borrowing capacity ($53,271, net of $16,000 indebtedness and $24,565 letter of credit commitments) under our ABL Credit Facility. Due to the Specified Default, the Company is currently unable to borrow any amounts under the ABL Credit Facility.
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
The ABL Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. In certain limited circumstances, the ABL Credit Facility requires compliance with a fixed charge coverage ratio. In addition, it contains customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the ABL Credit Facility to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods) include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. As of March 31, 2020, the Company was in compliance with all covenants in the ABL Credit Facility. As of June 22, 2020 and as a result of the Specified Default, the Company is not currently in compliance with all covenants in the ABL Credit Facility.
Other Notes Payable
In 2014, the Company entered into a purchase and sales agreement to acquire land and underlying frac sand deposits. In connection with this agreement, during the year ended December 31, 2018, the Company issued a three-year promissory note in the amount of $3,676 due in August 2021 with an interest rate of 2.42%. During the year ended December 31, 2019, the Company issued a three-year promissory note in the amount of $4,595 due in August 2022 with an interest rate of 1.91%. The promissory notes accrue interest at rates equal to the applicable short-term federal rates. All principal and accrued interest is due and payable at the end of the respective three-year promissory note terms. However, the promissory notes are prepaid on a quarterly basis during the three-year terms as sand is extracted, delivered, sold and paid for from the properties.
The Company made prepayments of $917 and $694 during the three months ended March 31, 2020 and 2019, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. In April 2020, the Company made a prepayment of $1,327 based on the volume of sand extracted, delivered, sold and paid for through the first quarter of 2020. As of March 31, 2020, the Company had repaid in full the promissory note due in August 2021 and had $2,742 outstanding on its remaining promissory note due in August 2022.
Other notes payable also includes short-term obligations arising from insurance premium financing programs bearing interest ranging from approximately 5.54% to 6.29%, with outstanding balances of $461 as of March 31, 2020.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Additionally, other notes payable includes equipment financing agreements. During the three months ended March 31, 2020, the Company made payments of $94 and entered into $1,747 additional equipment financing agreements. The interest rates for the outstanding equipment financing agreements range from 5.93% to 9.44%, with a total outstanding balance of $2,545 as of March 31, 2020.

9. Commitments and Contingencies
Customer Contracts
The Company enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Company is required to make available to such customers under initial terms ranging from one to seven years. Through March 31, 2020, no payments for non-delivery of minimum annual sand volumes have been made by the Company to customers under these contracts.
Royalty Agreements
The Company has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Company has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $1,357 and $1,471 for the three months ended March 31, 2020 and 2019, respectively.
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
As of March 31, 2020, we have not accrued a liability related to the PVGs because it is not possible to estimate how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. As of March 31, 2020, the Company has paid $3,085 under these guarantees since inception.
Purchase Commitments
We have entered into service agreements with certain transload service providers which requires us to purchase minimum amounts of services over specific periods of time at specific locations. Our failure to purchase the minimum level of services require us to pay shortfall fees. We have also entered into purchase commitments for the construction of certain equipment.
As of March 31, 2020, future minimum purchase commitments are as follows:

Fiscal Year
2020 (remaining months)	$11,107
2021	17,740
2022	3,425
2023	3,295
2024	979
Thereafter	271
$36,817

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
As of December 31, 2019, the total estimated fair value of the contingent consideration was $400 and was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. Changes in fair value of the contingent consideration, for facts and circumstances that existed at the time of the acquisition, prior to finalizing the purchase price allocation were accounted for as an adjustment to goodwill. Subsequent changes in fair value of the contingent consideration after the measurement period are recognized in earnings in the period identified. In May 2020, the Company reached a settlement agreement with the sellers of FB Industries which included the termination of the contingent consideration.
The following table provides a summary of changes in the fair value of the contingent consideration:

Balance at December 31, 2019	$400
Changes in estimated fair value of contingent consideration liability	(400)
Balance at March 31, 2020	$—

Litigation
From time to time, the Company may be subject to various claims and legal proceedings which arise in the normal course of business, including claims involving various governmental agencies, including but not limited to the Texas Commission on Environmental Quality, Wisconsin Department of Natural Resources and U.S. Environmental Protection Agency, among others. Management is not aware of any legal matters that are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. Equity
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
The Company did not repurchase any common shares during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company has repurchased a total of 1,526,384 common shares under the new stock repurchase program for a total cost of $3,400, with $21,600 remaining under its approved stock repurchase program.
Dividends
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
Diluted earnings per share excludes any dilutive stock awards granted if their effect is anti-dilutive. During the three months ended March 31, 2020 and 2019, the Company incurred net losses and, as a result, all 1,316,199 and 2,326,675, respectively of stock awards granted and outstanding were excluded from the diluted earnings per share calculation.
The following table provides a reconciliation of net loss and the basic and diluted, weighted average common shares outstanding for purposes of computing loss per share for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(146,922)	$(6,207)

Basic weighted average common shares outstanding	100,835,200	101,017,441
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	100,835,200	101,017,441

Loss per share - basic	$(1.46)	$(0.06)
Loss per share - diluted	$(1.46)	$(0.06)

12. Revenues
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
Disaggregation of Revenues
The following table presents our revenues disaggregated by contractual relationships:

	Three Months Ended
	March 31,
	2020	2019
Sales to contract customers	$56,458	$80,064
Spot sales	29,260	35,027
Frac sand sales revenues	85,718	115,091
Other revenues	60,695	44,819
Total revenues	$146,413	$159,910

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
Deferred Revenues
As of March 31, 2020, the Company has recorded a total liability of $18,419 for prepayments of future deliveries of frac sand and silo equipment. Some prepayments are refundable in the event that the Company is unable to meet the minimum requirements under certain contracts. We expect to recognize these revenues over the next 2.5 years.
The following table reflects the changes in our contract liabilities, which we classify as deferred revenues:

Balance at December 31, 2019	$26,028
Revenues recognized	(7,609)
Balance at March 31, 2020	$18,419

13. Related Party Transactions
The following table summarizes our related party transactions from our equity method investment (see Note 7 - Equity Method Investments) for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Revenues - related parties	$—	$124
Cost of goods sold - related parties (a)	$2,458	$2,001
Equipment purchases - related parties (b)	$95	$1,389

(a)	The Company incurs lease expense for the use of PropX equipment.

(b)	The Company purchases equipment from PropX, which is reflected in property, plant and equipment on our Condensed Consolidated Balance Sheet.
The following table summarizes our related party balance sheet components from our equity method investment as of the dates indicated:

	March 31, 2020	December 31, 2019
Accounts payable - related parties	$1,138	$1,164

Current portion of operating lease liabilities - related parties	$8,230	$8,273
Operating lease liabilities - related parties	9,149	11,130
	$17,379	$19,403

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

14. Asset Impairments
Asset impairments for the three months ended March 31, 2020 totaled $145,718 and was comprised of the following assets:

Blair facility	$116,576
Terminal facilities	29,142
Asset impairments	$145,718

As described in Note 1 - Business and Organization, beginning in late March 2020 and into the second quarter of 2020, we saw dramatic changes in the business climate due to the drastic decrease in the price for crude oil driven by oversupply as OPEC+ struggled to reach an agreement on oil production quotas and demand destruction resulting from the COVID-19 pandemic.  In addition, as a result of the current demand for frac sand and related logistics services and continued pricing pressure for both Northern White and in-basin sand during the first quarter of 2020, we completed an impairment assessment of certain long-lived assets, including right-of-use assets, based on current market conditions and the current and expected utilization of the assets.
During the first quarter of 2020, we completed an impairment assessment of our Wisconsin and Texas production facilities and terminal facilities based on current market conditions and the current and expected utilization of the facilities. The fair value was determined utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models discounted at an appropriate weighted average cost of capital. As a result, the Company recognized impairments of $116,576 and $29,142 related to the write-down of the Blair facility and certain idled terminal facilities, respectively, to their estimated fair value.

15. Immaterial Restatement of Prior Period Financial Statements
Subsequent to the issuance of the audited financial statements for the year ended December 31, 2019, during the first quarter of 2020 the Company identified certain immaterial errors in our historical Condensed Consolidated Statement of Cash Flow related to the presentation of non-cash lease expense and operating lease payments presented within net cash used in operating activities. The correction of these errors had no change on the net cash used in operating activities on our Condensed Consolidated Statement of Cash Flow. Management has evaluated the materiality of these misstatements and concluded they were not material to the prior periods.
The impact of the corrections on the Company's Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2019 are as follows:

	Three Months Ended March 31, 2019
	As Previously Reported	Adjustment for Error Correction	As Restated
Operating activities:
Non-cash lease expense	$2,642	$4,475	$7,117
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(32,813)	(8,214)	(41,027)
Other non-current assets and liabilities	(127)	3,739	3,612

16. Subsequent Events
ABL Credit Facility
On May 22, 2020, the Company reduced the aggregate commitments under the ABL Credit Facility from $200,000 to $100,000. As of March 31, 2020, we had $25,000 of borrowings outstanding under the ABL Credit Facility. In the second quarter of 2020, the Company repaid the full amount of borrowings outstanding on the ABL Credit Facility.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Forbearance Agreement
Effective June 22, 2020, with the submission of its May 31, 2020 borrowing base certificate under the ABL Credit Facility, the Company was in default under the ABL Credit Facility due to the Specified Default. The Specified Default constituted an immediate event of default under the ABL Credit Facility and could result in the acceleration of all obligations and termination of all commitments thereunder at the option of the ABL Lenders. If the obligations under the ABL Credit Facility are accelerated, the Specified Default would also constitute a default under the Senior Notes, which could result in the indebtedness under such Senior Notes becoming immediately due and payable at the option of the holders of the Senior Notes.
On June 22, 2020, the Company and certain of its subsidiaries entered into the Forbearance Agreement with the ABL Lenders, pursuant to which the ABL Lenders have agreed to forbear from exercising default-related rights and remedies with respect to the Specified Default until July 5, 2020 (which date may be extended with the consent of the ABL Lenders) and have required that the Company establish a cash collateral account subject to the exclusive dominion and control of the administrative agent under the ABL Credit Facility, for the benefit of the ABL Lenders, and make a deposit of $12,000 in such cash collateral account as a condition precedent to the effectiveness of the Forbearance Agreement, and the Company and certain of its subsidiaries have made certain representations and warranties, agreed to certain covenants, including weekly borrowing base and liquidity reporting obligations and a minimum liquidity covenant, and provided a release of claims against the ABL Lenders, the agent under the ABL Credit Facility and certain of their related parties. The amendment to the ABL Credit Facility permits the issuance of certain collateralized letters of credit, as needed during the term of the Forbearance Agreement.
The occurrence or continuation of another event of default under the ABL Credit Facility, a breach of any representation or warranty in the Forbearance Agreement or the failure to comply with any term or agreement in the Forbearance Agreement, will result in the early termination of the forbearance period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes in Item 1. "Financial Statements" contained herein and our audited consolidated financial statements as of December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") on February 20, 2020. The information provided below supplements, but does not form part of, our unaudited condensed consolidated financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to these differences include those discussed under "Forward-Looking Statements" in this Quarterly Report on Form 10-Q and in our Annual Report.
All amounts are presented in thousands except acreage, tonnage and per share and per ton data, or where otherwise noted.
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
Recent Developments
In March 2020, the United States declared the novel coronavirus 2019 ("COVID-19") pandemic a national emergency. Due to COVID-19 pandemic related pressures on the global supply-demand balance for crude oil and related products, commodity prices have significantly declined in recent months, and oil and gas operators, including our customers, have reduced development budgets and activity. In the midst of the ongoing COVID-19 pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations ("OPEC+") struggled to reach an agreement on oil production quotas. The combination of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. See "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions." The impacts of the decline in commodity prices and the COVID-19 pandemic have adversely affected our business, operations, financial condition and liquidity and, if sustained, could continue to adversely affect our business, operations, financial position and liquidity.
In response to the continued effects on our business and operations caused by the COVID-19 pandemic and decrease in the price of crude oil during the first quarter of 2020, we have taken a number of steps to reduce our costs of operations. We have lowered our capital expenditures spending for 2020, reduced the size of our workforce and idled facilities, as appropriate. During the three months ended March 31, 2020, we recognized $3,495 of separation costs related to workforce reductions, which is included in other operating expenses on the Condensed Consolidated Statement of Operations. Subsequent to March 31, 2020, we recognized an additional $520 of separation costs related to workforce reductions.

The Company has implemented a COVID-19 Response Plan (the "Response Plan") to help ensure the health and safety of our workforce and our communities and the continuity of our business operations. As a supplier of essential materials and services for United States oil and gas production, our business is included in those deemed as essential businesses within the Guidance provided by the Department of Homeland Security’s Cybersecurity and Infrastructure Agency and the stay at home orders issued by states and local governments where we operate. We have taken proactive steps outlined in the Response Plan, including the following:

•	formation of a COVID-19 Response Team;

•	performed a companywide risk assessment;

•	restricted unnecessary travel;

•	initiated a flexible work schedule including work from home where feasible;

•	conducted employee education and communications;

•	launched a COVID-19 prevention campaign;

•
contracted a third party medical service to assist with managing incidents of employees who test positive for COVID-19, employees who have possibly been exposed to COVID-19 or employees who have symptoms consistent with COVID-19;

•	educated employees and vendors on hygiene guidelines and requirements; and

•	updated our illness reporting procedures.
The Company will continue to work with our customers and suppliers to ensure the protection of our collective workforces when and where they interact. In addition, we will continually update the Response Plan to conform to updated guidance from the Center for Disease Control, Occupational Safety and Health Administration, and the World Health Organization.
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
The following table provides a summary of our production facilities as of March 31, 2020 and our proven reserves as of December 31, 2019:

Mine/Plant Name	Mine/Plant Location	In-Service Date	Area (in acres)	Annual Capacity (in tons)	Proven Reserves (in thousands of tons)
Wyeville facility	Wyeville, WI	June 2011	973	2,700,000	70,025
Augusta facility (a)	Augusta, WI	June 2012	1,187	2,860,000	42,135
Whitehall facility (b)	Whitehall, WI	September 2014	1,626	2,860,000	84,628
Blair facility (c)	Blair, WI	March 2016	1,285	2,860,000	109,853
Kermit facilities (c)	Kermit, TX	July 2017 / December 2018	1,226	6,000,000	104,947

(a)	The Augusta facility was idled in January 2019.

(b)	In August 2019, the Company reduced the hours of operations at the Whitehall facility and in April 2020 it was idled.

(c)	The Blair facility and one of the Kermit facilities were idled in April 2020.
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
Terminal Facilities
As of March 31, 2020, we own or operate 11 terminal locations throughout Pennsylvania, Ohio, Texas, Colorado and New York, of which six are idled and seven are capable of accommodating unit trains. In April 2020, as a result of the current market conditions, we idled three additional terminals. Our terminals include approximately 135,000 tons of rail storage capacity and approximately 140,000 tons of silo storage capacity.

Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of March 31, 2020, we leased or owned 4,795 railcars used to transport sand from origin to destination and managed a fleet of 408 additional railcars dedicated to our facilities by our customers or the Class I railroads.
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
As of March 31, 2020, we owned or leased 46 PropBeast conveyors, leased 3,085 containers from Proppant Express Investments, LLC ("PropX"), owned 15 Atlas topfill conveyors and owned 35 silo systems, which consists of a 6-pack of silos, a conveyor for transporting sand from the silos to the blender hopper and trailers used to transport the silos.
During the first quarter of 2020, we announced our new OnCore Processing mobile frac sand production units ("OnCore units"), which represent the first completely mobile frac sand processing and production units in our industry.  This mobile unit concept was designed and engineered by the Company, based on patented equipment that is manufactured by third parties with whom we have exclusivity agreements.  The specialized, chassis-mounted equipment allows for mobile-based washing, drying and sorting of frac sand from significantly smaller sand reserves than are typically economically viable for a fixed position production plant. Mining and processing of reserves in closer proximity to our customers’ well completion activities, results in lower logistics costs and thus lower total delivered costs for frac sand.  The manufacturing of our first OnCore unit has been completed and is currently being production tested at our Kermit reserves.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts. As of April 1, 2020, the average remaining contract term of our long-term contracts was 1.7 years with remaining terms ranging from 3 to 57 months. Each contract defines the minimum volume of frac sand that the customer is required to purchase, the volume that we are required to make available, the technical specifications of the product and the price per ton. Our contracts for sand are periodically negotiated to generally be reflective of market conditions and prices within certain parameters. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. Delivery of sand to our customers may occur at the production facility, rail origin, terminal or wellsite.
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
Logistics Costs
The principal expenses involved in distribution of processed sand are rail freight and fuel surcharges, railcar lease expense, and trucking charges. These logistics costs are capitalized as a component of finished goods inventory until the sand is sold, at which point they are reflected in cost of goods sold. Other logistics cost components, including transload fees, storage fees and terminal operational costs, such as labor and facility rent, are charged to costs of goods sold in the period in which they are incurred. We utilize multiple railroads to transport our sand and such transportation costs are typically negotiated through long-term working relationships.
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
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Reconciliation of Adjusted EBITDA to net loss:
Net loss	$(146,922)	$(6,207)
Depreciation, depletion and amortization expense	13,133	12,948
Interest expense	11,761	10,590
Income tax benefit	(16,137)	—
EBITDA	(138,165)	17,331
Asset impairments	145,718	—
Change in estimated fair value of contingent consideration	(400)	—
Earnings from equity method investments	(1,151)	(1,116)
Non-recurring business development costs and other items (a)	3,058	1,359
Adjusted EBITDA	$9,060	$17,574

(a)
Non-recurring business development costs and other items for the three months ended March 31, 2020, are primarily associated with business development and legal costs and separation costs associated with workforce reductions. Non-recurring business development costs and other items for the three months ended March 31, 2019, are primarily associated with the Conversion, business development costs and separation costs associated with workforce reductions.

The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure, as applicable, for the three months ended March 31, 2020 (in thousands):

Net cash used in operating activities	$(11,949)
Less: Maintenance capital expenditures	(496)
Less: Growth capital expenditures	(7,917)
Free cash flow	$(20,362)

Basis of Presentation
The following discussion of our historical performance and financial condition is derived from the historical financial statements.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows may not be comparable between periods for the following reasons:

•
On May 7, 2019, we completed the acquisition of Proppant Logistics, which owns Pronghorn. On May 7, 2019, the Company completed the acquisition of Proppant Logistics, which owns Pronghorn, a provider of end-to-end proppant logistics services. Accordingly, our financial statements reflect increased service revenues, operating costs and general and administrative expenses associated with the Pronghorn operations during the three months ended March 31, 2020 as compared to the same period of 2019.

•
We reduced the hours of operation at our Whitehall production facility beginning in August 2019. In August 2019, the Company reduced the hours of operations at the Whitehall facility and in April 2020 it was idled.

•
We realized asset impairments during the three months ended March 31, 2020. During the three months ended March 31, 2020, we completed impairment assessments of long-lived assets, including property, plant and equipment, right-of-use assets and intangible assets based on current market conditions and the current and expected utilization of the assets. Asset impairments for the three months ended March 31, 2020 totaled $145,718.

Market Conditions
Challenges facing demand for frac sand and related logistics services increased during the latter part of the first quarter of 2020 and into the second quarter of 2020, despite initial positive market signs and activity at the beginning of the year. The ongoing challenges are due to significant reductions in planned well completion activity by exploration and production companies ("E&Ps"), which were spurred by both oil supply and demand events early in 2020. The effects of supply increases following the collapse of OPEC+ negotiations to balance global oil markets were exacerbated by the ongoing reduction in demand for oil and oil products due to the COVID-19 pandemic. The resulting fall in the price of oil has led to immediate responses by E&Ps, including significant capital budget reductions and lower projected activity for the remainder of the year. As a result of these events, market experts currently estimate a significant reduction in total frac sand demand in 2020 as compared to 2019.
The same factors are driving significant negative pressure on the demand for logistics and wellsite management services, as the fall in overall completions activity limits the need for delivery of frac sand to the wellsite, and the need for large scale storage of frac sand onsite. This has resulted in a reduction of active last mile crews and equipment deployments during the latter part of the first quarter of 2020, continuing into the second quarter of 2020. Due to the rapid change in market conditions, customers in this segment of the industry have pursued right-sizing of their last mile crews. Last mile delivery and wellsite storage remain critical components of the overall frac sand supply chain, and we believe they will continue to be utilized, at reduced levels, despite an overall reduction in activity.
Industry experts currently estimate frac sand demand in 2020 will total approximately 59 million tons, reflecting a decrease of more than 49 percent as compared to 2019 levels. In early 2020, demand recovered relative to the fourth quarter of 2019 driven by the abatement of budget exhaustion and other seasonal factors. However, uncertainty surrounding completions activity for the remainder of the year has emerged, primarily driven by the ongoing impacts of global oversupply of crude oil and demand impacts associated with the COVID-19 pandemic.
Rationalization of frac sand production capacity increased throughout 2019, and, thus far in 2020, has been accelerating across all basins, through reduced hours of facility operations as well as idling or permanent shutdown of both in-basin and Northern White frac sand production facilities. Despite this reduction of supply, nameplate and available frac sand capacity remains in excess of near-term demand, primarily due to the aforementioned developments in 2020. Over the intermediate and long-term, we believe frac sand facilities producing Northern White or in-basin sand at a higher cost will remain idled or permanently shut down due to unprofitable production economics, with these situations exacerbated and accelerated by current market conditions. At this time it is not possible to determine whether additional facilities will be idled or shut down, whether hours of operation at additional facilities will be reduced, or the exact timeframe in which such actions would be taken. We do not believe that any significant new-build or expansion capacity is currently being contemplated by the industry.
The oversupply of frac sand has resulted in a significant reduction in pricing for Northern White and in-basin sand. A significant decline in demand began to emerge during the latter part of the third quarter of 2019 and continued into the fourth quarter of 2019, driven by E&P budget exhaustion and other seasonal factors, resulting in pricing weakness that has continued through the current period. It is anticipated that current activity reductions will have further, material negative impacts on frac sand pricing.

The following table presents sales, volume and pricing comparisons for the first quarter of 2020, as compared to the fourth quarter of 2019:

	Three Months Ended
	March 31,	December 31,		Percentage
	2020	2019	Change	Change
Frac sand sales revenues	$85,718	$77,331	$8,387	11%
Other revenues	$60,695	$48,156	$12,539	26%
Tons sold	2,524,232	2,106,622	417,610	20%
Average price per ton sold	$34	$37	$(3)	(8)%
Revenues generated from the sale of frac sand increased by 11% from the fourth quarter of 2019, with volumes up 20% sequentially, as completion activity increased due to operator budgets being reset for the new calendar year. Average sales price was $34 per ton for the first quarter of 2020 compared to $37 per ton in the fourth quarter of 2019. The 8% decline in sales price was attributable to sales mix, as a higher percentage of total sales were free on board ("FOB") from our Northern White facilities, as well as continued pricing pressures at our in-basin Kermit facilities.
Other revenues are related to logistics and wellsite operations and equipment sales which increased 26% over the fourth quarter of 2019 as demand increased for our logistics services due to the aforementioned increase in completion activity from E&P budgets resetting at the beginning of 2020.
Results of Operations
The following table presents consolidated revenues and expenses for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Revenues	$146,413	$159,910
Costs of goods sold:
Production costs	27,818	31,418
Logistics costs	96,913	94,404
Other costs of sales	284	4,700
Depreciation, depletion and amortization	11,740	11,272
Gross profit	9,658	18,116
Operating costs and expenses	162,107	14,849
Income (loss) from operations	(152,449)	3,267
Other income (expense):
Earnings from equity method investments	1,151	1,116
Interest expense	(11,761)	(10,590)
Loss before income tax	(163,059)	(6,207)
Income tax benefit	(16,137)	—
Net loss	$(146,922)	$(6,207)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenues
The following table presents sales, volume and pricing comparisons for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019:

	Three Months Ended
	March 31,			Percentage
	2020	2019	Change	Change
Frac sand sales revenues	$85,718	$115,091	$(29,373)	(26)%
Other revenues	$60,695	$44,819	$15,876	35%
Tons sold	2,524,232	2,411,262	112,970	5%
Average price per ton sold	$34	$48	$(14)	(29)%
Revenues generated from the sale of frac sand were $85,718 and $115,091 for the three months ended March 31, 2020 and 2019, respectively, during which we sold 2,524,232 and 2,411,262 tons of frac sand, respectively. The 5% volume increase is primarily due to a full quarter of operations at our second Kermit facility, which ramped up operations throughout the first quarter of 2019 after commencing operations in mid-December 2018. Average sales price per ton was $34 and $48 for the three months ended March 31, 2020 and 2019, respectively, the 29% decline is attributable to both sales mix, with an increased percentage of total volumes coming from our in-basin Kermit facilities as well as an increased percentage of Northern White volumes being sold FOB plant, and from pricing pressures, primarily at our in-basin Kermit facilities, as the frac sand market was fully saturated from excess production capacity which was kept online.
Other revenues related principally to our integrated logistics and wellsite operations were $60,695 and $38,226 for the three months ended March 31, 2020 and 2019, respectively. The Company did not have any sales of silos and related logistics equipment during the three months ended March 31, 2020. Other revenues generated from the sales of silos and related logistics equipment were $6,593 for the three months ended March 31, 2019. The increase in total other revenues is attributable to growth of our integrated logistics and wellsite services, including the acquisition of Proppant Logistics in May 2019.
Costs of Goods Sold – Production Costs
We incurred production costs of $27,818 and $31,418 for the three months ended March 31, 2020 and 2019, respectively. Although production volumes were up 7% in the comparable periods, overall production costs decreased 11% due to both an increased percentage of total Northern White volumes being produced at our Wyeville facility, at which the capacity expansion was completed at the end of first quarter 2019, as well as increased percentage of total production volumes coming from our in-basin Kermit facilities, the second of which ramped up to full operations during the first quarter of 2019. For the three months ended March 31, 2020 and 2019, we purchased $217 and $1,864, respectively, of sand from third-party suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $96,913 and $94,404 for the three months ended March 31, 2020 and 2019, respectively. The primary components of logistics costs are transportation-related, and although total logistics costs were relatively flat in the comparable periods, the underlying make-up of these costs is reflective of the change that has taken place within our company and in the overall industry over the past twelve months. Overall rail freight costs declined 34% in the comparable periods due to the continued displacement of Northern White sand from the Permian Basin shifting those volumes to other shale plays which tend to have lower freight rates and due to a higher percentage of Northern White sales being made FOB plant. This decrease in rail freight costs was offset by a 78% increase in trucking costs in our logistics and wellsite operations, stemming from our acquisition of Proppant Logistics in May 2019.
Costs of Goods Sold - Other Costs of Sales
We incurred $284 and $4,700 of other costs of sales in the three months ended March 31, 2020 and 2019, respectively. Other costs of sales was primarily related to the costs of manufacturing, assembling and delivery of silo systems, conveyors and other equipment sold to our customers. During the three months ended March 31, 2020, the Company did not sell any silos and related logistics equipment.
Costs of Goods Sold – Depreciation, Depletion and Amortization
For the three months ended March 31, 2020 and 2019, we incurred $11,740 and $11,272, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation, remaining relatively flat year over year.

Gross Profit
Gross profit was $9,658 and $18,116 for the three months ended March 31, 2020 and 2019, respectively. Gross profit percentage decreased to 7% in the first quarter of 2020 compared to 11% in the first quarter of 2019. The decline is attributable to decreased sand pricing as an oversupply of production, drove down the price of proppant in basins across the country, as well as an increased percentage of total revenues being derived from our integrated logistics and wellsite operations.
Operating Costs and Expenses
General and administrative expenses were $12,921 and $12,613 for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the Company had $647 of non-recurring business development and legal costs. For the three months ended March 31, 2019, the Company had $1,009 of non-recurring business development and legal costs primarily associated with the Conversion.
Depreciation and amortization was $1,393 and $1,676 for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily attributable to the intangible asset impairments recorded in third quarter of 2019.
During the three months ended March 31, 2020, the Company recorded asset impairments of $116,576 and $29,142 on the write-down of the Blair facility and certain idled terminal facilities, respectively, to their estimated fair value.
During the three months ended March 31, 2020, the Company recorded a decrease to the fair value of contingent consideration associated with the FB Industries acquisition resulting in a gain in the amount of $400.
During the three months ended March 31, 2020, the Company incurred $2,342 of other operating expenses primarily associated with $3,495 of separation costs related to workforce reductions, partially offset by the release of a non-income related tax liability. During the three months ended March 31, 2019, the Company incurred $431 of other operating expenses, primarily associated with workforce reductions.
Earnings from Equity Method Investments
During the three months ended March 31, 2020 and 2019, the Company recognized earnings of $1,151 and $1,116, respectively, from its equity method investments, comprised primarily of our investment in PropX.
Interest Expense
Interest expense was $11,761 and $10,590 for the three months ended March 31, 2020 and 2019, respectively, principally associated with the interest on our Senior Notes in 2019.
Income Tax
During the three months ended March 31, 2020, the Company recognized an income tax benefit of $16,137, primarily associated with the tax benefit on the loss before income taxes resulting principally from the asset impairments. Prior to the Conversion, the Company was not subject to income tax on an entity level.
Net Income (Loss)
Net loss was $146,922 and $6,207 for the three months ended March 31, 2020 and 2019, respectively.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be available cash and cash generated by our operations. Historically, we have also relied on availability under the ABL Credit Facility to supplement our sources of liquidity if needed. We expect that our future principal uses of cash will be for capital expenditures, funding debt service obligations and working capital.
As of June 22, 2020, our sources of liquidity consisted of $34,632 of available cash, which includes $12,000 of restricted cash associated with the Forbearance Agreement as described below and no borrowings outstanding under the ABL Credit Facility. Due to the Specified Default, we are currently unable to borrow any amounts under the ABL Credit Facility.

Going Concern and Forbearance Agreement
Beginning in late March 2020 and into the second quarter of 2020, we saw dramatic changes in the business climate due to the drastic decrease in the price for crude oil driven by oversupply as OPEC+ struggled to reach an agreement on oil production quotas and demand destruction resulting from the COVID-19 pandemic.  The foregoing recent developments in market conditions have negatively impacted the Company's financial position, which has resulted in a decrease in the Company’s borrowing base under the ABL Credit Facility. Effective June 22, 2020, with the submission of its May 31, 2020 borrowing base certificate under the ABL Credit Facility, the Company was in default under the ABL Credit Facility due to its failure to be in compliance with the springing fixed charge coverage ratio financial covenant under the ABL Credit Facility (the "Specified Default"), which is triggered when the Company's borrowing base decreases below a level specified in the ABL Credit Facility. The Specified Default constituted an immediate event of default under the ABL Credit Facility and could result in the acceleration of all obligations and termination of all commitments thereunder at the option of the lenders under the ABL Credit Facility (the "ABL Lenders"). If the obligations under the ABL Credit Facility are accelerated, the Specified Default would also constitute a default under the Senior Notes, which could result in the indebtedness under such Senior Notes becoming immediately due and payable at the option of the holders of the Senior Notes. Accordingly, the outstanding borrowings under the Senior Notes and ABL Credit Facility are classified as a current liability on the Condensed Consolidated Balance Sheet as of March 31, 2020.
On June 22, 2020, the Company and certain of its subsidiaries entered into a forbearance agreement and amendment to the ABL Credit Facility (the "Forbearance Agreement") with the ABL Lenders, pursuant to which the ABL Lenders have agreed to forbear from exercising default-related rights and remedies with respect to the Specified Default until July 5, 2020 (which date may be extended with the consent of the ABL Lenders). The occurrence or continuation of another event of default under the ABL Credit Facility, a breach of any representation or warranty in the Forbearance Agreement or the failure to comply with any term or agreement in the Forbearance Agreement, will result in the early termination of the forbearance period.
Absent an extension of the Forbearance Agreement, the Company will be in default under the Senior Notes, and currently does not have sufficient liquidity to repay the $450,000 principal amount of the Senior Notes, should they be accelerated. Furthermore, the Company's current forecast also gives doubt to the Company's available liquidity to meet other obligations, such as its Senior Notes semiannual interest payments and operating lease obligations over the next twelve months. These conditions and events indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the financial statements for the three months ended March 31, 2020.
The Company has engaged advisors and has been in negotiations with the Senior Note holders and ABL Lenders on terms and conditions of a prearranged bankruptcy filing. Regardless of whether the terms and conditions of a prearranged filing can be agreed upon with the debt holders, the Company expects to file for protection from its creditors under the United States Bankruptcy Code.
Senior Notes and ABL Credit Facility
As of June 22, 2020, we have $450,000 of Senior Notes outstanding and had no borrowings outstanding under the ABL Credit Facility. Due to the Specified Default, we are currently unable to borrow any amounts under the ABL Credit Facility. The ABL Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate, and dispose of assets.
Borrowings under the ABL Credit Facility are secured by substantially all of our assets. In addition, our subsidiaries have guaranteed our obligations under both credit agreements and have granted the lenders security interests in substantially all of our respective assets. For additional information regarding the Senior Notes and ABL Credit Facility, see Note 8 - Long-Term Debt of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.
Credit Ratings
As of June 22, 2020, the credit rating of the Company’s Senior Notes was Caa3 from Moody’s Investors Service Inc. and CCC+ from Standard and Poor’s.
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
Off-Balance Sheet Arrangements
As of March 31, 2020, there were $36,211 in surety bonds outstanding related to various performance obligations. These were issued in the ordinary course of our business and are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement, and our management believes these surety bonds will expire without being funded.
Stock Repurchase Program
On June 8, 2019, the Company's board of directors approved a new stock repurchase program of up to $25,000, effective immediately and authorized through June 30, 2020. The stock repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended, modified or discontinued by the board of directors at any time, in its sole discretion and without notice. As of June 22, 2020, the Company has repurchased a total of 1,526,384 common shares for a total cost of $3,400, with $21,600 remaining under its approved stock repurchase program.
Capital Requirements
Capital expenditures totaled $8,413 during the three months ended March 31, 2020. Maintenance capex for the three months ended March 31, 2020 was $496. Growth capex for the three months ended March 31, 2020 was $7,917, primarily related to the development of our OnCore units and enhancements to our NexStage silo sets.
Total capital expenditures for 2020 for maintenance and growth capital expenditures are expected to be in the range of $30,000 to $35,000, down from previous guidance of $45,000 to $60,000.
Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Company's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Company closely manages, or (3) major structural changes in the Company's asset base or business operations, such as any acquisition, divestitures or organic capital expenditures. As of March 31, 2020, we had a working capital balance of $23,718 as compared to $27,608 at December 31, 2019.
The following table summarizes our working capital as of the dates indicated:

	March 31, 2020	December 31, 2019
Current assets:
Accounts receivable, net	$72,798	$71,824
Inventories	29,105	39,974
Prepaid expenses and other current assets	7,465	9,818
Total current assets	109,368	121,616
Current liabilities:
Accounts payable	44,823	40,592
Accrued and other current liabilities	33,753	42,818
Current portion of deferred revenues	7,074	10,598
Total current liabilities	85,650	94,008
Working capital	$23,718	$27,608
Accounts receivable increased $974 during the three months ended March 31, 2020, primarily driven by a 20% increase in volumes sold during the first quarter of 2020 compared to the fourth quarter of 2019.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant, and finished goods sand located at our terminals or at the wellsite. The decrease in our inventory of $10,869 was primarily driven by wintertime depletion of the washed sand stockpiles at our Wisconsin production facilities and decreased in-basin finished goods inventory at March 31, 2020 as compared to December 31, 2019.
Accounts payable and accrued liabilities decreased by $4,834 on a combined basis, resulting primarily from the payment of the semiannual interest in February 2020 partially offset by an increase in accounts payable due to typical seasonality in late 2019.
Current portion of deferred revenues represent prepayments from customers for future deliveries of frac sand estimated to be made within the next twelve months.

The following table provides a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(11,949)	$(8,607)
Investing activities	(8,141)	(43,478)
Financing activities	22,578	(1,780)
Cash Flows - Three Months Ended March 31, 2020 and 2019
Operating Activities
Net cash used in operating activities was $11,949 and $8,607 for the three months ended March 31, 2020 and 2019, respectively. Operating cash flows include net loss of $146,922 and $6,207 during the three months ended March 31, 2020 and 2019, respectively, adjusted for non-cash operating expenses and changes in working capital described above. The decrease in cash flows from operations was primarily attributable to decreased average sales pricing per ton which reduced gross profit margins. Also contributing was a greater reduction in working capital in the three months ended March 31, 2020 as compared to the same period of 2019.
Investing Activities
Net cash used in investing activities was $8,141 for the three months ended March 31, 2020, and was comprised of $8,413 of capital expenditures, offset by $272 of proceeds from the sale of property, plant and equipment.
Capital expenditures for the three months ended March 31, 2020 consisted of $496 of maintenance capex and $7,917 of growth capex primarily related to the development of our OnCore units and enhancements to our NexStage silo sets.
Net cash used in investing activities was $43,478 for the three months ended March 31, 2019, and was comprised of $40,289 of capital expenditures, $3,119 of net cash paid for a business acquisition and $495 of equity method investment capital contributions, offset by $425 of proceeds from the sale of property, plant and equipment.
Capital expenditures for the three months ended March 31, 2019 consisted of $4,006 of maintenance capex, $11,078 of growth capex primarily related to spending on logistics assets and $25,205 of 2018 carryover growth capex associated with construction projects associated with completion of our second Kermit facility and expansion at our Wyeville facility. These expansion initiatives were fully-funded in 2018.
Financing Activities
Net cash provided by financing activities was $22,578 for the three months ended March 31, 2020, and was comprised primarily of $25,000 of borrowings under our ABL Credit Facility, offset by $1,011 of repayments on long-term debt and $1,093 repayment of premium financing notes.
Net cash used in financing activities was $1,780 for the three months ended March 31, 2019, and was comprised primarily of $694 of repayments on long-term debt and $1,044 repayment of premium financing notes.
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

Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, and that we believe are critical to the understanding of our operations. Additional information regarding our significant accounting policies is included in Note 2 - Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and in Note 2 - Significant Accounting Policies of the Notes to the Consolidated Financial Statements included under Part IV, Item 15. "Exhibits, Financial Statement Schedules" of our Annual Report. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, estimates and assumptions for our mineral reserves and their impact on calculating our depreciation and depletion expense under the units-of production depreciation method, estimates of fair value for reporting units and asset impairments (including impairments of goodwill and other long-lived assets), estimating potential loss contingencies, inventory valuation, valuation of stock-based compensation, valuation of right-of-use assets (including potential impairments) and lease liabilities, estimated fair value of contingent consideration in the future, the determination of income tax provisions and the estimated cost of future asset retirement obligations.
Impairment of Long-lived Assets
Recoverability of investments in long-lived assets, including property, plant and equipment, is evaluated if events or circumstances indicate the impairment of an asset may exist, based on reporting units, which management has defined as the mine and terminal operations and the logistics and wellsite operations. Estimated future undiscounted net cash flows are calculated using estimates, including but not limited to estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors), operating costs and anticipated capital expenditures. Reductions in the carrying value of our long-lived assets are only recorded if the undiscounted cash flows are less than our book basis in the applicable assets.
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
Our overall tax provision is based on, among other things, an estimate of the amount of such partial step-down in tax basis that is derived from an analysis of the basis of our unitholders in their ownership of Hi-Crush common units at December 31, 2018 and estimated asset values at the time of the Conversion. While this information does not completely reflect the actual basis of our unitholders at May 31, 2019, our estimate is based on our best estimate of the individual asset valuations and the most recent unitholder basis information available to us. The amount of partial step-down in tax basis cannot be finally determined until complete trading information with respect to Hi-Crush common units for the five months ended May 31, 2019 becomes available. The Company does not currently expect such information to become available until the second quarter of 2020 and the timing and the availability of this information is not within the Company’s control. Since the unitholder basis information currently available to us does not completely reflect the actual basis of our unitholders at May 31, 2019, the amount of the partial step-down in tax basis as finally determined is expected to differ, possibly materially, from the current estimate, which in turn is expected to cause the Company’s income tax provision and effective tax rate under GAAP to differ, possibly to a material extent, from the current estimate described herein. If the amount of the partial step-down in tax basis as finally determined is lower than the current estimate, the Company would record a lower net tax expense and an incrementally lower deferred tax liability, which would have the effect of decreasing the amount of taxes payable by the Company in the future. If the amount of partial step-down in tax basis as finally determined is higher than the current estimate, the Company would record a higher net tax expense and an incrementally higher deferred tax liability, which would have the effect of increasing the amount of taxes payable by the Company in the future.
The Company's pre-tax loss for the three months ended March 31, 2020 was subject to corporate tax at an estimated effective tax rate of approximately 9.8%. The effective tax rate differs from the statutory rate primarily due to the following: (i) state income taxes, (ii) certain compensation charges attributable to the Company that are not deductible for tax purposes, (iii) the inclusion of a valuation allowance for U.S. federal and state deferred tax assets and (iv) certain book expenses that are not deductible for tax purposes.

We do not expect the provisions of the CARES Act to have a significant impact on the effective tax rate or the income tax payable.
Prior to the Conversion, the Company was a pass-through entity and was not considered a taxable entity for U.S. federal tax purposes. Therefore, there is not a provision for income taxes for U.S. federal or certain other state jurisdictions in the accompanying Condensed Consolidated Financial Statements for any periods prior to May 31, 2019.
Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "may," "should," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "hope," "plan," "estimate," "anticipate," "could," "believe," "project," "budget," "potential," "likely," or "continue," and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such risk factors and as such should not consider the following to be a complete list of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to continue as a going concern;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations or satisfy our obligations;

•	developments in the global economy as well as the public health crisis related to COVID-19 and resulting demand and supply for oil and natural gas;

•
uncertainty regarding the length of time it will take for the United States and the rest of the world to slow the spread of the COVID-19 virus to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities;

•	other risks related to the outbreak of COVID-19 and its impact on our business, suppliers, customers, employees and supply chains;

•
uncertainty regarding the future actions of foreign oil producers such as Saudi Arabia and Russia and the risk that they take actions that will prolong or exacerbate the current reduction in demand for crude oil and the corresponding reduction in demand for our frac sand and services;

•
uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the frac sand and services we provide and the commercial opportunities available to us;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosure of Market Risks
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. Historically, our risks have been predominantly related to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates and those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes. The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets, which has resulted in additional limitations on the Company’s access to capital markets and financing opportunities.

Commodity Price Risk
The market for frac sand is indirectly exposed to fluctuations in the prices of crude oil and natural gas to the extent such fluctuations impact well completion activity levels and thus impact the activity levels of our customers in the pressure pumping industry. We do not intend to hedge our indirect exposure to commodity risk. Please see Part II, Item 1A. "Risk Factors" for more information regarding commodity price risks.
Interest Rate Risk
Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) a base rate plus an applicable margin ranging between 0.75% per annum and 1.50% per annum, based upon the Company’s leverage ratio, or (2) a LIBOR rate plus an applicable margin ranging between 1.75% per annum and 2.50% per annum, based upon the Company’s leverage ratio. As of March 31, 2020, we had $25,000 borrowings outstanding under the ABL Credit Facility. Changes in applicable interest rates would not affect the ABL Credit Facility’s fair market value, but would impact our future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our Senior Notes, but can impact the fair market values. As of March 31, 2020, our Senior Notes had a carrying value of $450,000. Refer to Note 2 - Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for additional discussion on the fair value of our Senior Notes.
Foreign Currency Translation Risk
Our consolidated financial statements are expressed in U.S. dollars, but a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company's foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary's financial statements are reported in other comprehensive income (loss). For the three months ended March 31, 2020 and 2019, the Company recorded foreign currency translation adjustments to net income (loss) of $(1,180) and $1,724, respectively.
Credit Risk – Customer Concentration
During the three months ended March 31, 2020, approximately 46% of our revenues were earned from our two largest customers, each of which accounted for greater than 10% of our total revenues. Our customers are generally oil and natural gas exploration and production companies and pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected. Please see Part II, Item 1A. "Risk Factors" for more information regarding credit risk of our customers.

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

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 20, 2020. Other than the risk factors included below, there have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Events outside of our control, including a pandemic, epidemic or outbreak of an infectious disease, such as the recent global outbreak of COVID-19, have materially adversely affected, and may further materially adversely affect, our business.
We face risks related to pandemics, epidemics, outbreaks or other public health events that are outside of our control and could significantly disrupt our operations and adversely affect our business and financial condition. For example, the recent global outbreak of COVID-19 has reduced demand for oil and natural gas and, consequently, the demand for our products and services, because of significantly reduced global and national economic activity. In March 2020, the United States declared the COVID-19 pandemic a national emergency, and all 50 states and many municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions.
In addition, the impact of COVID-19 or other public health events may adversely affect our operations or the health of our workforce and the workforces of our customers and service providers by rendering employees or contractors unable to work or unable to access our and their facilities for an indefinite period of time. There can be no assurance that the Company's personnel will not be impacted by these pandemic diseases which may lead to a reduction in the Company’s workforce productivity or increased medical costs or insurance premiums as a result of these health risks.
Though future and cumulative impacts from COVID-19 are uncertain due to the ongoing and dynamic nature of the circumstances, we have already experienced disruption to our business and operations. Beginning in March 2020 and continuing into the second quarter of 2020, in response to industry impacts associated with COVID-19, we have begun to idle facilities and incrementally reduce our workforce by a substantial amount through layoffs and furloughs in order to better align our cost structure with current and expected market demand for our products and services. It is difficult to predict the extent to which the COVID-19 pandemic may further negatively affect our business, including, without limitation, our operating results, financial position and liquidity, ability to maintain compliance with the covenants in our Senior Notes and ABL Credit Facility, a breach or expected breach of which may lead us to seek to recapitalize or restructure our indebtedness, the duration of any disruption of our business, how and the degree to which the outbreak may impact our customers, workforce, supply chain and distribution network, the health of our employees, our insurance premiums, costs attributable to the Company’s emergency measures, payments from customers and uncollectable accounts, limitations on travel, the availability of industry experts and qualified personnel and the market for our securities. Any further impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could continue to adversely affect global economies and financial markets and result in a persistent economic downturn that could have an adverse effect on the industries in which we and our customers operate and on the demand for our products and services, our operating results and our future prospects.

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
Industry conditions that impact the activity levels of oil and natural gas producers are influenced by numerous factors over which we have no control, including:

•	commodity prices;

•	future economic returns and the cost of producing and delivering oil and natural gas;

•	worldwide political, military and economic conditions;

•	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	global weather conditions and natural disasters;

•	development of alternative energy sources;

•	stockholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas; and

•	global or national health concerns, including health epidemics such as the outbreak of COVID-19 at the beginning of 2020.
In the midst of the ongoing COVID-19 pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations ("OPEC+") struggled to reach an agreement on oil production quotas, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The combination of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. NYMEX WTI oil spot prices decreased from a high of $63 per barrel in early January 2020 to a low of $14 per barrel in late March 2020, a level which had not been experienced since March 1999. While OPEC+ agreed in April 2020 to cut production and has agreed to extend production cuts through the end of July 2020, downward pressure on oil prices could continue for the foreseeable future. We cannot predict whether or when oil production and economic activities will return to normalized levels.
A reduction in oil and natural gas prices would further depress the level of oil and natural gas exploration, development, production and well completion activity, which could result in a corresponding decline in the demand for the frac sand we produce and deliver. In addition, any future decreases in the rate at which oil and natural gas reserves are developed, whether due to increased governmental regulation, limitations on exploration and production activity or other factors, could have a material adverse effect on our business, even in a stronger oil and natural gas price environment. If there is a decrease in the demand for frac sand, we may be unable to sell or deliver volumes, or be forced to reduce our sales prices, any of which would reduce the amount of cash we generate.
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
As of April 1, 2020, we have contracted to sell raw frac sand under long-term supply agreements to customers with remaining terms ranging from 3 to 57 months. For the three months ended March 31, 2019, we generated 66% of our revenues from sales of frac sand to customers with whom we had long-term contracts. A substantial portion of our logistics services are provided to customers with whom we have long-term agreements as defined in a MSA and related work orders.
Some of our customers have exited or could exit the business, or have been or could be acquired by other companies that purchase frac sand or logistics services we provide from other third-party providers. Our current customers also may seek to acquire frac sand or logistics services from other providers that offer more competitive pricing or capture and develop their own sources of frac sand or logistics services. As a result of the recent COVID-19 outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, the operations of our customers continue to experience delays or disruptions and temporary suspensions of operations. The loss of a customer or contract, or a reduction in the amount of frac sand or logistics services purchased by any customer, could have an adverse effect on our business, financial condition and results of operations.
Our customers may fail to comply with the terms of their existing contracts. Our enforcement of specific contract terms may be limited by market dynamics and other factors, including the COVID-19 outbreak. A customer's failure to comply with contract terms or our limited enforcement thereof could have an adverse effect on our business, financial condition and results of operations.

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
We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, whose operations are concentrated in a single industry, the global oil and natural gas industry, which is subject to recent extreme volatility and, therefore, credit risk due to the recent actions of Saudi Arabia and Russia, which have resulted in a substantial decrease in oil and natural gas prices, and the global outbreak of COVID-19, which has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. In particular, as a result of the recent extreme volatility in oil and natural gas prices and ongoing uncertainty in the global economic environment, including the global outbreak of COVID-19, our customers may not be able to fulfill their existing commitments or access financing necessary to fund their current or future obligations. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise sell the volumes could have a material adverse effect on our business, financial condition and results of operations.
Our failure to remain in compliance with all of the restrictive covenants contained in the ABL Credit Facility raises substantial doubt about our ability to continue as a going concern.
Due to COVID-19 pandemic-related pressures on the global supply-demand balance for crude oil and related products, commodity prices have significantly declined in recent months, and oil and gas operators, including our customers, have reduced development budgets and activity. The impacts of the decline in commodity prices and the COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business, operations, financial condition and liquidity. For additional information regarding our Senior Notes and ABL Credit Facility covenants, see Note 8 - Long-Term Debt of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.
The recent developments discussed above have negatively impacted the Company's financial position, which has resulted in a decrease in the Company’s borrowing base under the ABL Credit Facility. Effective June 22, 2020, with the submission of its May 31, 2020 borrowing base certificate under the ABL Credit Facility, the Company was in default under the ABL Credit Facility due to the Specified Default. The Specified Default constituted an immediate event of default under the ABL Credit Facility and could result in the acceleration of all obligations and termination of all commitments thereunder at the option of the ABL Lenders. If the obligations under the ABL Credit Facility are so accelerated, the Specified Default would also constitute a default under the Senior Notes, which could result in the indebtedness under such Senior Notes becoming immediately due and payable at the option of the holders of the Senior Notes. The Company has engaged advisors and has been in negotiations with the Senior Note holders and ABL Lenders on terms and conditions of a prearranged bankruptcy filing. Regardless of whether the terms and conditions of a prearranged filing can be agreed upon with the debt holders, the Company expects to file for protection from its creditors under the United States Bankruptcy Code. All of these outcomes ultimately raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements contained in this Quarterly Report on Form 10-Q. Further, there is substantial risk that a prearranged bankruptcy filing, will not be available to us, or not available on reasonable terms, which would further materially adversely affect our business, operations, financial condition and liquidity. For more information see Note 1 - Business and Organization of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.
We may be required to make substantial capital expenditures to maintain, develop and increase our asset base. The inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on our growth and profitability.
Although we have used a significant amount of our cash reserves and cash generated from our operations to fund the development and expansion of our asset base, we may depend on the availability of credit to fund future capital expenditures. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the restrictions and covenants contained in our Senior Notes, ABL Credit Facility or other future debt agreements, adverse market conditions or other contingencies and uncertainties that are beyond our control. The COVID-19 pandemic and commodity price decline has negatively affected our ability to generate cash from our operations and our financial position, and the Specified Default has negatively affected the availability of bank financing and credit to us, as well as our access to the capital markets. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our growth and profitability.

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
In January 2019, the Augusta facility was idled. In August 2019, the Company reduced the hours of operations at the Whitehall facility and in April 2020 it was idled. Also, in April 2020, the Company idled the Blair facility and one of the Kermit facilities.
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
We depend to a large extent on the services of our senior management team and other key personnel. Members of our senior management and other key employees have extensive experience and expertise in the frac sand and logistics services business, as well as substantial experience and relationships with participants in the exploration and production and oilfield services industries. Competition for management and key personnel is intense, and the pool of qualified candidates is limited. Further, the COVID-19 pandemic that began in early 2020 provides an illustrative example of how a pandemic or epidemic can also impact our operations and business by affecting the health of skilled workers and potentially rendering them unable to work or travel. The loss of any of these individuals or the failure to attract additional personnel, as needed, could have a material adverse effect on our operations and could lead to higher labor costs or the use of less-qualified personnel. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel. Our success will be dependent on our ability to continue to attract, employ and retain highly skilled personnel.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
To the extent applicable, the disclosure set forth in Part II, Item 5 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.
Our business involves the operation of heavy equipment which can result in serious injuries to our employees and third parties and damage to property or the environment. We commit significant resources towards employee safety and have developed responsive new hire, task specific, and industrial hygiene monitoring programs. We also have comprehensive Quality, Health, Safety, and Environmental ("QHSE")-focused training programs designed to minimize accidents in the workplace and improve the efficiency of our operations. We believe that our QHSE policies and procedures, which are reviewed internally for compliance with industry changes, provide a solid framework so that our operations minimize the hazards inherent in our work and strive to meet regulatory requirements and customer demands.

Our record and reputation for safety and compliance are important to all aspects of our business. In the oilfield services and mining sector, a critical competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained workforce. In recent years, many of our larger customers have placed an added emphasis on the safety records and quality management systems of their contractors. All of our production facilities are classified as mines and are subject to regulation by the U.S. Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION.
Effective June 22, 2020, with the submission of its May 31, 2020 borrowing base certificate under the Company’s senior secured revolving credit facility ("the ABL Credit Facility"), the Company was in default under the ABL Credit Facility due to its failure to be in compliance with the springing fixed charge coverage ratio financial covenant under the ABL Credit Facility (the "Specified Default"), which was triggered as a result of the Company’s borrowing base under the ABL Credit Facility decreasing below a level specified in the ABL Credit Facility. The Specified Default constituted an immediate event of default under the ABL Credit Facility and could result in the acceleration of all obligations and termination of all commitments thereunder at the option of the lenders under the ABL Credit Facility (the "ABL Lenders"). If the obligations under the ABL Credit Facility are so accelerated, the Specified Default would also constitute a default under the Company’s 9.50% senior unsecured notes due 2026 (the "Senior Notes"), which could result in the indebtedness under such Senior Notes becoming immediately due and payable at the option of the holders of the Senior Notes.
On June 22, 2020, the Company and certain of its subsidiaries entered into a forbearance agreement and amendment to the ABL Credit Facility (the "Forbearance Agreement") with the ABL Lenders, pursuant to which the ABL Lenders have agreed to forbear from exercising default-related rights and remedies with respect to the Specified Default until July 5, 2020 (which date may be extended with the consent of the ABL Lenders) and have required that the Company establish a cash collateral account subject to the exclusive dominion and control of the administrative agent under the ABL Credit Facility, for the benefit of the ABL Lenders, and make a deposit of $12,000 in such cash collateral account as a condition precedent to the effectiveness of the Forbearance Agreement, and the Company and certain of its subsidiaries have made certain representations and warranties, agreed to certain covenants, including weekly borrowing base and liquidity reporting obligations and a minimum liquidity covenant, and provided a release of claims against the ABL Lenders, the agent under the ABL Credit Facility and certain of their related parties. The amendment to the ABL Credit Facility permits the issuance of certain collateralized letters of credit, as needed during the term of the Forbearance Agreement.
The occurrence or continuation of another event of default under the ABL Credit Facility, a breach of any representation or warranty in the Forbearance Agreement or the failure to comply with any term or agreement in the Forbearance Agreement, will result in the early termination of the forbearance period.
The foregoing description of the Forbearance Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Forbearance Agreement, attached hereto as Exhibit 10.2, which is incorporated by reference into this Item 5.

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
10.1†
Separation and Release Agreement between Laura C. Fulton, Hi-Crush Services LLC and Hi-Crush Inc., dated January 3, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 7, 2020; File No. 001-35630).

10.2	Forbearance Agreement and Amendment to Credit Agreement, dated June 22, 2020, filed herewith.
23.1	Consent of John T. Boyd Company (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 20, 2020; File No. 001-35630).
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
101
The following financial information from Hi-Crush Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Hi-Crush Inc.

Date:	June 25, 2020	/s/ J. Philip McCormick, Jr.
J. Philip McCormick, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)