Form 10-Q
period 2020-06-30
Hi-Crush Inc.
filed 2020-08-06
CIK 1549848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
(713) 980-6200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol*	Name of each exchange on which registered*
Common stock, par value $0.01 per share	HCRSQ	New York Stock Exchange
* The registrant's common stock began trading on the OTC Pink Open Market on July 14, 2020 under the symbol "HCRSQ."
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of August 3, 2020, there were 99,889,960 shares of common stock, par value $0.01 per share, of the registrant outstanding.

HI-CRUSH INC.

PART I
ITEM 1. FINANCIAL STATEMENTS.
HI-CRUSH INC.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$21,708	$57,559
Restricted cash	12,000	—
Accounts receivable, net (Note 2)	22,827	71,824
Inventories (Note 4)	28,111	39,974
Prepaid expenses and other current assets	8,748	9,818
Total current assets	93,394	179,175
Property, plant and equipment, net (Note 5)	663,821	810,906
Operating lease right-of-use assets (Note 6)	37,741	44,086
Intangible assets, net	35,968	38,141
Equity method investments (Note 7)	38,814	37,173
Other assets	1,630	1,656
Total assets	$871,368	$1,111,137
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,445	$40,592
Accrued and other current liabilities	49,163	42,818
Current portion of deferred revenues (Note 13)	6,847	10,598
Current portion of long-term debt (Note 8)	443,984	2,628
Current portion of operating lease liabilities (Note 6)	26,873	30,191
Total current liabilities	546,312	126,827
Deferred revenues (Note 13)	11,345	15,430
Long-term debt (Note 8)	2,343	445,339
Operating lease liabilities (Note 6)	57,405	79,924
Asset retirement obligations	11,231	10,964
Deferred tax liabilities	10,630	29,997
Other liabilities	2,273	1,532
Total liabilities	641,539	710,013
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; zero issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 99,876,054 and 100,711,015 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	999	1,007
Additional paid-in capital	805,535	804,218
Retained deficit	(576,337)	(403,401)
Accumulated other comprehensive loss	(368)	(700)
Total stockholders' equity	229,829	401,124
Total liabilities and stockholders' equity	$871,368	$1,111,137
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Operations
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues (Note 13)	$54,005	$178,001	$200,418	$337,911
Cost of goods sold (excluding depreciation, depletion and amortization)	54,823	141,272	179,838	271,794
Depreciation, depletion and amortization	7,525	14,062	19,265	25,334
Gross profit (loss)	(8,343)	22,667	1,315	40,783
Operating costs and expenses:
General and administrative expenses	21,221	15,210	34,142	27,823
Depreciation and amortization	1,403	1,697	2,796	3,373
Accretion of asset retirement obligations	134	130	267	259
Asset impairments (Note 15)	—	—	145,718	—
Change in estimated fair value of contingent consideration	—	(672)	(400)	(672)
Other operating (income) expenses, net (Note 16)	(12,895)	469	(10,553)	900
Income (loss) from operations	(18,206)	5,833	(170,655)	9,100
Other income (expense):
Earnings from equity method investments (Note 7)	697	1,284	1,848	2,400
Gain on remeasurement of equity method investment	—	3,612	—	3,612
Interest expense	(11,735)	(11,806)	(23,496)	(22,396)
Loss before income tax	(29,244)	(1,077)	(192,303)	(7,284)
Income tax expense (benefit):
Current tax expense	—	259	—	259
Deferred tax benefit	(3,230)	660	(19,367)	660
Deferred tax resulting from conversion to a corporation	—	115,488	—	115,488
Income tax expense (benefit)	(3,230)	116,407	(19,367)	116,407
Net loss	$(26,014)	$(117,484)	$(172,936)	$(123,691)
Loss per common share:
Basic	$(0.26)	$(1.16)	$(1.72)	$(1.22)
Diluted	$(0.26)	$(1.16)	$(1.72)	$(1.22)
Weighted average common stock outstanding:
Basic	100,630,069	101,312,754	100,732,634	101,165,914
Diluted	100,630,069	101,312,754	100,732,634	101,165,914

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(26,014)	$(117,484)	$(172,936)	$(123,691)
Foreign currency translation adjustment	1,512	647	332	2,371
Comprehensive loss	$(24,502)	$(116,837)	$(172,604)	$(121,320)

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net loss	$(172,936)	$(123,691)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	22,061	28,707
Deferred income taxes	(19,367)	116,148
Provision for credit losses	299	—
Stock-based compensation to directors and employees	1,690	3,482
Amortization of loan origination costs into interest expense	815	816
Accretion of asset retirement obligations	267	259
Asset impairments	145,718	—
(Gain) loss on disposal of property, plant and equipment	1,315	(111)
Gain on lease contract modifications and terminations	(11,570)	—
Non-cash lease expense	7,041	14,409
Change in estimated fair value of contingent consideration	(400)	(672)
Earnings from equity method investments, less distributions received	(1,641)	(2,400)
Gain on remeasurement of equity method investment	—	(3,612)
Changes in operating assets and liabilities:
Accounts receivable	48,697	(11,751)
Inventories	11,807	9,601
Prepaid expenses and other current assets	937	1,175
Accounts payable and accrued liabilities	(32,897)	(25,569)
Other non-current assets and liabilities	(3,335)	2,184
Net cash provided by (used in) operating activities	(1,499)	8,975
Investing activities:
Capital expenditures for property, plant and equipment	(20,144)	(57,935)
Proceeds from sale of property, plant and equipment	2,353	1,620
Business acquisitions, net of cash acquired	—	(4,229)
Equity method investments	—	(495)
Net cash used in investing activities	(17,791)	(61,039)
Financing activities:
Proceeds from borrowings under ABL Credit Facility	25,000	—
Repayment of long-term debt	(27,450)	(1,385)
Repayment of acquired credit facility	—	(3,237)
Repayment of premium financing notes	(1,555)	(1,469)
Refund (payment) of loan origination costs	—	146
Payments on finance lease liabilities	(167)	—
Repurchase of common stock	—	(3,151)
Common stock tendered for tax withholding obligations	(28)	—
Payment of accrued distribution equivalent rights	(320)	(254)
Net cash used in financing activities	(4,520)	(9,350)
Effects of exchange rate on cash	(41)	11
Net increase (decrease) in cash and restricted cash	(23,851)	(61,403)
Cash and restricted cash at beginning of period	57,559	114,256
Cash and restricted cash at end of period	$33,708	$52,853

HI-CRUSH INC.
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Non-cash investing and financing activities:
Decrease in accounts payable and accrued liabilities for additions to property, plant and equipment	$(1,092)	$(22,714)
Debt financed capital expenditures	$1,747	$—
Change in original fair value of contingent consideration	$—	$276
Issuance of common units for acquisitions	$—	$2,504
Decrease in accrued distribution equivalent rights	$(95)	$(100)
Cash paid for:
Interest, net of capitalized interest	$22,565	$21,926

See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Par Value
Balance at March 31, 2020	100,908,234	$1,009	$805,139	$(550,323)	$(1,880)	$253,945
Retirement of common stock	(1,279,328)	(13)	(435)	—	—	(448)
Stock-based compensation expense	—	—	834	—	—	834
Shares vested under stock-based compensation plan	247,148	3	—	—	—	3
Forfeiture of distribution equivalent rights	—	—	(3)	—	—	(3)
Other comprehensive income	—	—	—	—	1,512	1,512
Net loss	—	—	—	(26,014)	—	(26,014)
Balance at June 30, 2020	99,876,054	$999	$805,535	$(576,337)	$(368)	$229,829

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Par Value
Balance at December 31, 2019	100,711,015	$1,007	$804,218	$(403,401)	$(700)	$401,124
Retirement of common stock	(1,279,328)	(13)	(435)	—	—	(448)
Stock-based compensation expense	—	—	1,685	—	—	1,685
Shares vested under stock-based compensation plan	480,520	5	—	—	—	5
Shares tendered for tax withholding obligations	(36,153)	—	(28)	—	—	(28)
Forfeiture of distribution equivalent rights	—	—	95	—	—	95
Other comprehensive income	—	—	—	—	332	332
Net loss	—	—	—	(172,936)	—	(172,936)
Balance at June 30, 2020	99,876,054	$999	$805,535	$(576,337)	$(368)	$229,829
See Notes to Unaudited Condensed Consolidated Financial Statements.

HI-CRUSH INC.
Condensed Consolidated Statements of Changes in Equity (continued)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Limited Partner Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Par Value
Balance at March 31, 2019	—	$—	$—	$807,148	$—	$(2,506)	$804,642
Issuance of common units for business acquisition	—	—	—	2,504	—	—	2,504
Repurchase of common stock	(1,177,731)	(12)	(3,139)	—	—	—	(3,151)
Stock-based compensation expense	—	—	618	1,225	—	—	1,843
Shares vested under stock-based compensation plan	9,616	—	—	—	—	—	—
Forfeiture of distribution equivalent rights	—	—	6	(22)	—	—	(16)
Reclassifications resulting from conversion to a corporation	101,801,372	1,018	805,886	(806,904)	—	—	—
Other comprehensive income	—	—	—	—	—	647	647
Net loss	—	—	—	(3,951)	(113,533)	—	(117,484)
Balance at June 30, 2019	100,633,257	$1,006	$803,371	$—	$(113,533)	$(1,859)	$688,985

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Limited Partner Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Par Value
Balance at December 31, 2018	—	$—	$—	$811,477	$—	$(4,230)	$807,247
Issuance of common units for business acquisition	—	—	—	2,504	—	—	2,504
Issuance of common shares to directors	—	—	—	246	—	—	246
Repurchase of common stock	(1,177,731)	(12)	(3,139)	—	—	—	(3,151)
Stock-based compensation expense	—	—	618	2,741	—	—	3,359
Shares vested under stock-based compensation plan	9,616	—	—	—	—	—	—
Forfeiture of distribution equivalent rights	—	—	6	94	—	—	100
Reclassifications resulting from conversion to a corporation	101,801,372	1,018	805,886	(806,904)	—	—	—
Other comprehensive income	—	—	—	—	—	2,371	2,371
Net loss	—	—	—	(10,158)	(113,533)	—	(123,691)
Balance at June 30, 2019	100,633,257	$1,006	$803,371	$—	$(113,533)	$(1,859)	$688,985

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
Conversion to Corporation
On May 31, 2019, the Company completed its conversion (the "Conversion") from a Delaware limited partnership named Hi-Crush Partners LP to a Delaware corporation named Hi-Crush Inc. As a result of and at the effective date of the Conversion, each common unit representing limited partnership interests in Hi-Crush Partners LP ("common units") issued and outstanding immediately prior to the Conversion was automatically converted into one share of common stock, par value $0.01 per share, of Hi-Crush Inc. ("common stock"). As of the open of business on June 3, 2019, the common stock commenced trading on the New York Stock Exchange ("NYSE") under the ticker symbol "HCR."
Because the Conversion became effective on May 31, 2019, the prior period amounts in the accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019, reflect Hi-Crush as a limited partnership, not a corporation. In this report, references to "Hi-Crush," the "Company," "we," "us" or "our" refer to (i) Hi-Crush Inc. and its subsidiaries for periods following the Conversion and (ii) Hi-Crush Partners LP and its subsidiaries for periods prior to the Conversion, in each case, except where the context otherwise requires. References to common units for periods prior to the Conversion refer to common units of Hi-Crush Partners LP, and references to common stock for periods following the Conversion refer to shares of common stock of Hi-Crush Inc. As a result of the Conversion, the financial impact to the Condensed Consolidated Financial Statements contained herein consisted of (i) reclassification of partnership equity accounts to equity accounts reflective of a corporation and (ii) income tax effects. Refer to Note 2 - Significant Accounting Policies for the income tax effects of the Conversion and refer to Note 10 - Equity for the impact of the Conversion on Hi-Crush's equity.
Recent Developments
COVID-19 Update
In March 2020, the United States declared the novel coronavirus 2019 ("COVID-19") pandemic a national emergency. Due to COVID-19 pandemic related pressures on the global supply-demand balance for crude oil and related products, commodity prices significantly declined in the first quarter of 2020, and oil and gas operators, including our customers, have reduced development budgets and activity. In the midst of the ongoing COVID-19 pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations ("OPEC+") struggled to reach an agreement on oil production quotas. The combination of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. Although some market stabilization occurred in the second quarter of 2020, activity levels for the remainder of 2020 are expected to remain low and the long-term outlook is uncertain. The decline in commodity prices and the COVID-19 pandemic has caused disruption to our business, operations, financial position and liquidity.
In response to the continued effects on our business and operations caused by the COVID-19 pandemic and decrease in the price of crude oil during the first half of 2020, we have taken a number of steps to reduce our costs of operations. We have lowered our capital expenditures spending for 2020, reduced the size of our workforce and idled facilities, as appropriate.
On March 27, 2020, the United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act includes certain tax relief provisions, including provisions that expand the ability for corporations to use as well as carry back net operating losses and that increase the deductibility of business interest expense. The CARES Act also provides for a delay of the payment of certain employer payroll taxes through the remainder of 2020 after the date of enactment. Based on the current forecast for staffing levels, the Company estimates the payment of approximately $1,756 of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining amount due by December 31, 2022. The CARES Act is not expected to have a material impact on the Company’s financial statements.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Default under the ABL Credit Facility and Forbearance Agreement
On June 22, 2020, with the submission of its May 31, 2020 borrowing base certificate under the senior secured revolving credit facility (the "ABL Credit Facility"), the Company was in default under the ABL Credit Facility due to its failure to be in compliance with the springing fixed charge coverage ratio financial covenant under the ABL Credit Facility (the "Specified Default"), which is triggered when the Company's borrowing base decreases below a level specified in the ABL Credit Facility. The Specified Default constituted an immediate event of default under the ABL Credit Facility that rendered the Company unable to borrow any amounts under the ABL Credit Facility.
On June 22, 2020, the Company and certain of its subsidiaries entered into a forbearance agreement and amendment to the ABL Credit Facility (the "Forbearance Agreement") with the lenders under the ABL Credit Facility (the "ABL Lenders"), pursuant to which the ABL Lenders agreed to forbear from exercising default-related rights and remedies with respect to the Specified Default until July 5, 2020. On July 3, 2020, the Forbearance Agreement was amended to extend the forbearance period until July 12, 2020. Refer to Note 8 - Long-Term Debt for additional information regarding the terms of the Forbearance Agreement.
Voluntary Reorganization Under Chapter 11
On July 12, 2020, the Company entered into a Restructuring Support Agreement (the "RSA") with certain holders (the "Noteholders") of the Company's outstanding 9.50% senior unsecured notes due 2026 (the "Senior Notes"). On the same date, to implement the terms of the RSA, the Company filed voluntary petitions for a prearranged bankruptcy filing under Chapter 11 (the "Chapter 11 Cases") of Title 11 of the United States Code (the "U.S. Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court").
The commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the ABL Credit Facility and the indenture, dated as of August 1, 2018 (the "Indenture"), by and among the Company, the guarantors named therein (the "Guarantors"), and U.S. Bank National Association, as trustee, which governs the Senior Notes. As of June 30, 2020, we had no borrowings outstanding under the ABL Credit Facility, and $442,480 of indebtedness ($450,000, net of $7,520 of debt issuance costs) outstanding under the Senior Notes. However, any efforts to enforce such payment obligations under the ABL Credit Facility or with respect to the Senior Notes are automatically stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the ABL Credit Facility and the Senior Notes are subject to the applicable provisions of the U.S. Bankruptcy Code. Refer to Note 18 - Subsequent Events for additional information regarding the RSA and Chapter 11 Cases.
Going Concern
The accompanying unaudited interim Condensed Consolidated Financial Statements (the "financial statements") have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business.
Recent developments discussed above have negatively impacted the Company's financial condition and the Company's current forecast gives doubt to the Company's available liquidity to repay its outstanding debt balances or meet its obligations, such as its Senior Notes semiannual interest payments and operating lease obligations over the next twelve months. These conditions and events indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the financial statements.
As noted above, in response to the conditions, the Company filed for bankruptcy under Chapter 11. Although we anticipate that the Chapter 11 Cases will help address our liquidity concerns, there are a number of risks and uncertainties surrounding the Chapter 11 Cases, including the uncertainty remaining over the Bankruptcy Court's approval of a plan of reorganization, that is not within our control. As such, we have concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
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

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Basis of Presentation
The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments and disclosures necessary for a fair statement are reflected in the interim periods presented. The results reported in these financial statements are not necessarily indicative of the results that may be reported for the entire year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2019 (the "audited financial statements"), which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020. The year-end balance sheet data was derived from the audited financial statements.
Correction of Immaterial Errors
Subsequent to the issuance of the audited financial statements for the year ended December 31, 2019, the Company identified certain immaterial errors in our historical Condensed Consolidated Statement of Cash Flow related to the presentation of non-cash lease expense and operating lease payments. The Company has corrected its financial statements for these errors for the impacted prior periods presented in this Quarterly Report on Form 10-Q and will prospectively correct the comparable nine months ended September 30, 2019 and year ended December 31, 2019 periods that will be presented in the September 30, 2020 Form 10-Q filing and the Annual Report on Form 10-K for the year ended December 31, 2020 filing, respectively. Refer to Note 17 - Immaterial Restatement of Prior Period Financial Statements for a discussion of the Company's assessment of the errors and impact on its financial statements.

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
Restricted Cash
The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with certain credit agreements. Refer to Note 8 - Long-Term Debt for additional information.
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

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using various estimates and assumptions including historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. During the six months ended June 30, 2020, the Company recognized $505 of write-offs charged against the allowance for credit losses. As of June 30, 2020 and December 31, 2019, the Company maintained an allowance for credit losses of $853 and $1,060, respectively, which is included in accounts receivable, net on the Condensed Consolidated Balance Sheets.
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
Beginning in late March 2020 and into the second quarter of 2020, we saw dramatic changes in the business climate due to the drastic decrease in the price for crude oil driven by oversupply as OPEC+ struggled to reach an agreement on oil production quotas and demand destruction resulting from the COVID-19 pandemic.  As a result, we updated our internal business outlook for the Company to consider the current economic environment that affects our operations. We allocated the enterprise fair value to the reporting units and determined that the fair value of our net assets in the logistics and wellsite operations reporting unit exceeded its carrying value and therefore there was no impairment of long-lived assets in the logistics and wellsite operations reporting unit as of March 31, 2020. Utilizing the allocation of the enterprise fair value to the mine and terminal operations reporting unit, we assessed qualitative factors and determined that we could not conclude that it was more likely than not that the fair value of our net assets exceeded its carrying value. In turn, we prepared a quantitative analysis of the fair value of the mine and terminal operations assets as of March 31, 2020, and determined there was not sufficient undiscounted cash flows to recover the value of the long-lived assets. Upon completion of the valuation exercise, it was determined that there were impairments of certain long-lived assets as of March 31, 2020. The Company did not recognize any additional impairments on long-lived assets during the three months ended June 30, 2020. Refer to Note 5 - Property, Plant and Equipment and Note 15 - Asset Impairments for additional disclosure regarding long-lived asset impairments.
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
The fair value of the Senior Notes approximated $33,165 as of June 30, 2020, based on the market price quoted from external sources, compared with a carrying value of $450,000. If the Senior Notes were measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

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
Intangible assets and long-lived assets, including right-of-use assets, are subject to nonrecurring fair value measurement for the assessment of impairment or as part of the purchase price allocation process for business acquisitions. During the first quarter of 2020, the long-lived assets, including right-of-use assets and other intangible assets were measured at fair value on a nonrecurring basis using unobservable inputs, which are categorized as Level 3 in the fair value hierarchy. Refer to Note 15 - Asset Impairments for additional disclosure regarding asset impairments.
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
Our overall tax provision is based on, among other things, an estimate of the amount of such partial step-down in tax basis that is derived from the estimated asset values at the time of the Conversion. Our estimate is based on our best estimate of the individual asset valuations. The amount of partial step-down in tax basis cannot be finally determined until the individual asset valuations are completed. Since the individual asset valuation computations have not been completed, the amount of the partial step-down in tax basis as finally determined is expected to differ, possibly materially, from the current estimate, which in turn is expected to cause the Company’s income tax provision and effective tax rate under GAAP to differ, possibly to a material extent, from the current estimate described herein. If the amount of the partial step-down in tax basis as finally determined is lower than the current estimate, the Company would record a lower net tax expense and an incrementally lower deferred tax liability, which would have the effect of decreasing the amount of taxes payable by the Company in the future. If the amount of partial step-down in tax basis as finally determined is higher than the current estimate, the Company would record a higher net tax expense and an incrementally higher deferred tax liability, which would have the effect of increasing the amount of taxes payable by the Company in the future.
The Company's pre-tax loss for the six months ended June 30, 2020 was subject to corporate tax at an estimated effective tax rate of approximately 10.2%. The effective tax rate differs from the statutory rate primarily due to the following: (i) state income taxes, (ii) certain compensation charges attributable to the Company that are not deductible for tax purposes, (iii) the inclusion of a valuation allowance for U.S. federal and state deferred tax assets and (iv) certain book expenses that are not deductible for tax purposes.
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
On the basis of this evaluation, as of June 30, 2020, a valuation allowance of $23,735 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. This results in a net deferred tax liability as reflected in the Condensed Consolidated Balance Sheet.

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

3. Acquisitions
Acquisition of Proppant Logistics LLC
On May 7, 2019, the Company acquired the remaining 34% ownership interest in Proppant Logistics LLC ("Proppant Logistics"), which owns Pronghorn Logistics, LLC ("Pronghorn"), a provider of end-to-end proppant logistics services, for $2,951 in cash and 695,606 newly issued common units. The Company previously held a 66% ownership interest in Proppant Logistics, which was accounted for using the equity method. We remeasured our previously held equity interest in Proppant Logistics at fair value as of the date we obtained control in accordance with the accounting guidance for acquisitions achieved in stages in ASC 805, Business Combinations. As a result, we recognized a gain of $3,612 on the remeasurement of our equity method investment during the second quarter of 2019.

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

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

4. Inventories
Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Raw material	$386	$273
Work-in-process	13,898	17,541
Finished goods	9,868	18,341
Spare parts	3,959	3,819
Inventories	$28,111	$39,974

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Buildings	$21,398	$28,178
Mining property and mine development	324,052	352,661
Plant and equipment	243,756	325,625
Rail and rail equipment	16,366	31,886
Transload facilities and equipment	68,202	101,395
Last mile equipment (a)	92,866	86,922
Construction-in-progress	23,778	13,590
Property, plant and equipment	790,418	940,257
Less: Accumulated depreciation and depletion	(126,597)	(129,351)
Property, plant and equipment, net	$663,821	$810,906

(a)	Includes finance lease right-of-use assets.
Depreciation and depletion expense was $7,841 and $14,237 during the three months ended June 30, 2020 and 2019, respectively, and $19,888 and $25,737 during the six months ended June 30, 2020 and 2019, respectively.
The Company recognized a loss of $1,348 and $1,315 on the disposal of fixed assets during the three and six months ended June 30, 2020, respectively, and a gain of $234 and $111 on the disposal of fixed assets during the three and six months ended June 30, 2019, respectively, which is included in other operating (income) expenses, net on our Condensed Consolidated Statements of Operations.
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
During the first quarter of 2020, we completed impairment assessments of our Wisconsin and Texas production facilities and terminal facilities based on current market conditions and the current and expected utilization of the facilities. The fair value was determined utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models discounted at an appropriate weighted average cost of capital. As a result, the Company recognized impairments of $116,576 and $29,142 related to the write-down of the Blair facility and certain idled terminal facilities, respectively, to their estimated fair value. These expenses are included in asset impairments on the Condensed Consolidated Statement of Operations. The Company did not recognize any additional impairments on long-lived assets during the three months ended June 30, 2020. Refer to Note 15 - Asset Impairments for additional disclosure regarding long-lived asset impairments.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

6. Leases
Lessee
The Company has long-term operating and finance leases, comprised primarily of railcars and container lease arrangements, equipment, office space and terminals. Our operating leases have remaining lease terms of 0.1 years to 8.1 years, and our finance leases have remaining lease terms of 4.3 years, some of which include automatic renewal options, options to extend the leases and options to terminate the leases.
During the three and six months ended June 30, 2020, the Company recognized a gain of $11,396 and $11,570, respectively, associated with certain railcar lease contract modifications and terminations.
The balance sheet information related to leases are as follows:

	Classification	June 30, 2020	December 31, 2019
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$37,741	$44,086
Finance leases	Property, plant and equipment, net	1,870	2,090
Total right-of-use assets		$39,611	$46,176
Lease liabilities
Current
Operating leases	Current portion of operating lease liabilities	$26,873	$30,191
Finance leases	Accrued and other current liabilities	352	339
Non-current
Operating leases	Operating lease liabilities	57,405	79,924
Finance leases	Other liabilities	1,353	1,532
Total lease liabilities		$85,983	$111,986

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the lease liability and the present value of lease payments, we used our incremental borrowing rate based on the information available at the lease commencement date. The weighted average remaining lease term and discount rate as of June 30, 2020 related to leases are as follows:

	Operating leases	Finance leases
Weighted average remaining lease term	3.8 years	4.3 years
Weighted average discount rate	10.05%	7.75%

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The lease cost components on our Condensed Consolidated Statement of Operations are as follows:

		Three Months Ended		Six Months Ended
		June 30, 2020		June 30,
	Classification	2020	2019	2020	2019
Operating leases
Operating lease cost	Cost of goods sold	$5,628	$10,189	$11,768	$20,126
Short-term lease cost	Cost of goods sold	2,382	1,454	2,408	2,814
Operating lease cost	General and administrative expenses	131	65	272	129
Short-term lease cost	General and administrative expenses	165	124	252	278
Total operating lease costs		$8,306	$11,832	$14,700	$23,347
Finance leases
Amortization of finance lease assets	Cost of goods sold - depreciation, depletion and amortization	$110	$—	$220	$—
Interest on lease liabilities	Interest expense	34	—	70	—
Total finance lease costs		$144	$—	$290	$—

Supplemental cash flow information related to our leases is as follows:

	Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$8,347	$13,333
Financing cash flow used for finance leases	$167	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$4,724	$142,454

As of June 30, 2020, the maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases	Total
2020 (remaining months)	$17,384	$236	$17,620
2021	31,638	472	32,110
2022	24,831	472	25,303
2023	11,632	472	12,104
2024	6,185	354	6,539
Thereafter	10,165	—	10,165
Total lease payments	101,835	2,006	103,841
Less: interest	(17,557)	(301)	(17,858)
Total lease liabilities	$84,278	$1,705	$85,983

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

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

7. Equity Method Investments
The following table provides our net investments and the proportionate share of our equity method investments operating results:

	Investment		Earnings from Equity Method Investments
			Three Months Ended		Six Months Ended
	June 30, 2020	December 31, 2019	June 30,		June 30,
			2020	2019	2020	2019
Proppant Express Investments, LLC	$38,814	$37,173	$697	$1,329	$1,848	$2,401
Proppant Logistics LLC (through May 6, 2019)	—	—	—	(45)	—	(1)
Total	$38,814	$37,173	$697	$1,284	$1,848	$2,400

Investment in Proppant Express Investments, LLC
On September 8, 2016, the Company entered into an agreement to become a member of Proppant Express Investments, LLC ("PropX"), which was established to develop last mile logistics equipment for the proppant industry. PropX is responsible for manufacturing containers and conveyor systems that allow for transportation of frac sand from in-basin terminals to the wellsite. The Company made no capital contributions to PropX during the three and six months ended June 30, 2020 and 2019, respectively. During the three and six months ended June 30, 2020, the Company received a cash distribution of $207. During the six months ended June 30, 2019, the Company acquired additional ownership interests in PropX through the BulkTracer acquisition valued at $289.
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

8. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
Senior Notes due 2026	$450,000	$450,000
ABL Credit Facility	—	—
Other notes payable	3,847	6,105
Less: Unamortized debt issuance costs	(7,520)	(8,138)
Total debt	446,327	447,967
Less: Current portion of long-term debt	(443,984)	(2,628)
Long-term debt	$2,343	$445,339

The commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the ABL Credit Facility and the Indenture, which governs the Senior Notes. However, any efforts to enforce such payment obligations under the ABL Credit Facility or with respect to the Senior Notes are automatically stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the ABL Credit Facility and the Senior Notes are subject to the applicable provisions of the U.S. Bankruptcy Code. Refer to Note 18 - Subsequent Events for additional information regarding the Chapter 11 Cases and credit facilities.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Senior Notes due 2026
On August 1, 2018, the Company completed the private placement of $450,000 aggregate principal amount of its 9.50% Senior Notes due 2026. The Senior Notes were issued under and are governed by the Indenture. The Senior Notes are fully and unconditionally guaranteed (the "Guarantees"), jointly and severally, on a senior unsecured basis by the Guarantors. The Indenture contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, undertaking transactions with the Company's unrestricted affiliates, and limitations on asset sales. The Senior Notes bear interest at an annual rate of 9.50% payable semi-annually.
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
As of June 30, 2020, we had $442,480 of indebtedness ($450,000, net of $7,520 of debt issuance costs) outstanding under our Senior Notes.
ABL Credit Facility
On August 1, 2018, the Company entered the ABL Credit Facility, which matures on August 1, 2023, among the Company, as borrower, the lenders party thereto from time to time, and JP Morgan Chase Bank, N.A., as administrative agent and an issuing lender, and each other issuing lender party thereto. As of June 30, 2020, the amended ABL Credit Facility permits aggregate borrowings of up to $100,000, including a $50,000 sublimit for letters of credit.
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
As of June 30, 2020, we had no borrowings outstanding under the ABL Credit Facility.
Default under the ABL Credit Facility and Forbearance Agreement
On June 22, 2020, with the submission of its May 31, 2020 borrowing base certificate under the ABL Credit Facility, the Company was in default under the ABL Credit Facility due to the Specified Default. The Specified Default constituted an immediate event of default under the ABL Credit Facility that rendered the Company unable to borrow any amounts under the ABL Credit Facility. Accordingly, the outstanding borrowings under the Senior Notes and ABL Credit Facility were classified as a current liability on the Condensed Consolidated Balance Sheet as of June 30, 2020.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

On June 22, 2020, the Company and certain of its subsidiaries entered into the Forbearance Agreement with the ABL Lenders, pursuant to which the ABL Lenders agreed to forbear from exercising default-related rights and remedies with respect to the Specified Default until July 5, 2020 and required the Company to establish a cash collateral account subject to the exclusive dominion and control of the administrative agent under the ABL Credit Facility, for the benefit of the ABL Lenders, and make a deposit of $12,000 in such cash collateral account as a condition precedent to the effectiveness of the Forbearance Agreement, and the Company and certain of its subsidiaries made certain representations and warranties, agreed to certain covenants, including weekly borrowing base and liquidity reporting obligations and a minimum liquidity covenant, and provided a release of claims against the ABL Lenders, the agent under the ABL Credit Facility and certain of their related parties. On July 3, 2020, the Forbearance Agreement was amended to extend the forbearance period until July 12, 2020.
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
The Company made prepayments of $1,327 and $691 during the three months ended June 30, 2020 and 2019, respectively, and $2,244 and $1,385 during the six months ended June 30, 2020 and 2019, respectively, based on the accumulated volume of sand extracted, delivered, sold and paid for. In July 2020, the Company made a prepayment of $1,030 based on the volume of sand extracted, delivered, sold and paid for through the second quarter of 2020. As of June 30, 2020, the Company had repaid in full the promissory note due in August 2021 and had $1,415 outstanding on its remaining promissory note due in August 2022.
Other notes payable also includes short-term obligations arising from insurance premium financing programs bearing interest ranging from approximately 5.54% to 6.29%. As of June 30, 2020, the Company had no outstanding balances from insurance premium financing programs.
Additionally, other notes payable includes equipment financing agreements. During the three and six months ended June 30, 2020, the Company made payments of $112 and $206, respectively, and entered into $1,747 additional equipment financing agreements during the six months ended June 30, 2020. The interest rates for the outstanding equipment financing agreements range from 5.93% to 9.44%, with a total outstanding balance of $2,432 as of June 30, 2020.

9. Commitments and Contingencies
Customer Contracts
The Company enters into sales contracts with customers. These contracts establish minimum annual sand volumes that the Company is required to make available to such customers under initial terms ranging from one to seven years. Through June 30, 2020, no payments for non-delivery of minimum annual sand volumes have been made by the Company to customers under these contracts.
Royalty Agreements
The Company has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Company has received payment by the customer. Royalty expense is recorded as the sand is sold and is included in costs of goods sold. Royalty expense was $312 and $2,239 for the three months ended June 30, 2020 and 2019, respectively, and $1,669 and $3,710 for the six months ended June 30, 2020 and 2019, respectively.
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

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Property Value Guarantees
The Company entered into mining agreements and land use agreements with the Wisconsin municipalities of Bridge Creek, Lincoln, Springfield and Preston that contain property value guarantees ("PVGs") for certain property owners in proximity to each mine. As of June 30, 2020, we have not accrued a liability related to the PVGs because it is not possible to estimate how many of the owners will elect to avail themselves of the provisions of the PVGs and it cannot be determined if shortfalls will exist in the event of a sale nor can the value of the subject property be ascertained until appraised. As of June 30, 2020, the Company has paid $3,085 under these guarantees since inception.
Purchase Commitments
We have entered into service agreements with certain transload service providers which requires us to purchase minimum amounts of services over specific periods of time at specific locations. Our failure to purchase the minimum level of services require us to pay shortfall fees. We have also entered into purchase commitments for the construction of certain equipment.
As of June 30, 2020, future minimum purchase commitments are as follows:

Fiscal Year
2020 (remaining months)	$4,570
2021	15,737
2022	3,425
2023	3,295
2024	979
Thereafter	271
$28,277

Contingent Consideration
In connection with the acquisition of FB Industries, the agreement contained certain contingent consideration arrangements from the date of closing to December 31, 2021, dependent upon leases or sales of certain silo equipment to be paid quarterly.
As of December 31, 2019, the total estimated fair value of the contingent consideration was $400 and was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. Changes in fair value of the contingent consideration, for facts and circumstances that existed at the time of the acquisition, prior to finalizing the purchase price allocation were accounted for as an adjustment to goodwill. Subsequent changes in fair value of the contingent consideration after the measurement period are recognized in earnings in the period identified. In May 2020, the Company reached a settlement agreement with the sellers of FB Industries (the "FB Settlement") which included the termination of the contingent consideration.
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

10. Equity
On June 5, 2020, in connection with the FB Settlement, the 1,279,328 common shares issued as part of the FB Industries acquisition were returned and retired.
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
Stock Repurchase Program
On June 8, 2019, the Company's board of directors approved a stock repurchase program of up to $25,000, effective immediately and authorized through June 30, 2020. As of June 30, 2020, the Company has repurchased a total of 1,526,384 common shares under the stock repurchase program for a total cost of $3,400. Common shares repurchased were retired upon repurchase.
The Company did not repurchase any common shares during the three and six months ended June 30, 2020, respectively. The Company repurchased 1,177,731 common shares at an average price paid of $2.67 per share including commission for a total cost of $3,151 during the three and six months ended June 30, 2019, respectively.

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
Diluted earnings per share excludes any dilutive stock awards granted (see Note 12 - Stock-Based Compensation) if their effect is anti-dilutive. During the three and six months ended June 30, 2020 and 2019, the Company incurred net losses and, as a result, all 1,044,166 and 2,512,258, respectively of stock awards granted and outstanding were excluded from the diluted earnings per share calculation.
The following table provides a reconciliation of net loss and the basic and diluted, weighted average common shares outstanding for purposes of computing loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(26,014)	$(117,484)	$(172,936)	$(123,691)

Basic weighted average common shares outstanding	100,630,069	101,312,754	100,732,634	101,165,914
Potentially dilutive common shares	—	—	—	—
Diluted weighted average common shares outstanding	100,630,069	101,312,754	100,732,634	101,165,914

Loss per share - basic	$(0.26)	$(1.16)	$(1.72)	$(1.22)
Loss per share - diluted	$(0.26)	$(1.16)	$(1.72)	$(1.22)

12. Stock-Based Compensation
Hi-Crush Inc. Long Term Incentive Plan
On May 31, 2019, in connection with the Conversion, the board of directors approved the Hi-Crush Inc. Long Term Incentive Plan (the "Long Term Incentive Plan") for the benefit of employees, directors and other service providers of the Company and its affiliates. The Long Term Incentive Plan has 8,731,053 shares of common stock reserved for issuance pursuant to awards under the Long Term Incentive Plan, which includes shares allocable to the phantom unit awards that were outstanding under the Hi-Crush Partners LP First Amended and Restated Long-Term Incentive Plan (the "HCLP Long-Term Incentive Plan") immediately prior to the Conversion and were converted into awards of Performance Share Units ("PSUs") and Restricted Stock Units ("RSUs"), as applicable, under the Long Term Incentive Plan, effective at the time of the Conversion. The HCLP Long-Term Incentive Plan was terminated effective at the time of the Conversion, and all common units previously registered by the Company with respect to that plan have been deregistered with the SEC.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Pursuant to the Long Term Incentive Plan, the Company awards PSUs and RSUs to certain employees. The following table presents stock-based awards activity during the six months ended June 30, 2020:

	PSUs	Grant Date Weighted-Average Fair Value per PSU	RSUs	Grant Date Weighted-Average Fair Value per RSU
Outstanding at December 31, 2019	567,254	$4.56	1,219,712	$6.47
Vested	(117,672)	$6.59	(362,848)	$7.90
Forfeited	(143,158)	$5.10	(119,122)	$5.16
Outstanding at June 30, 2020	306,424	$3.53	737,742	$5.97

As of June 30, 2020, total compensation expense not yet recognized related to unvested PSUs was $695, with a weighted average remaining service period of 1.5 years. As of June 30, 2020, total compensation expense not yet recognized related to unvested RSUs was $1,764, with a weighted average remaining service period of 1.3 years.
On July 10, 2020, 306,424 PSUs and 432,575 RSUs previously granted to our executive officers that were outstanding as of such date were forfeited and were replaced with a cash retention bonus. The retention bonus will be earned provided the executive officers remain employed with the Company through the earlier of (i) June 30, 2021 or (ii) the effective date of the Company’s emergence from bankruptcy.
Compensation Expense
The following table presents total stock-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Performance Share Units	$116	$277	$232	$536
Restricted Stock Units	721	1,566	1,458	2,823
Director stock grants	—	61	—	123
Total compensation expense	$837	$1,904	$1,690	$3,482

13. Revenues
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

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

Disaggregation of Revenues
The following table presents our revenues disaggregated by contractual relationships:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales to contract customers	$22,302	$87,226	$78,760	$167,290
Spot sales	12,843	38,658	42,103	73,685
Frac sand sales revenues	35,145	125,884	120,863	240,975
Other revenues	18,860	52,117	79,555	96,936
Total revenues	$54,005	$178,001	$200,418	$337,911

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
Deferred Revenues
As of June 30, 2020, the Company has recorded a total liability of $18,192 for prepayments of future deliveries of frac sand and silo equipment. Some prepayments are refundable in the event that the Company is unable to meet the minimum requirements under certain contracts. We expect to recognize these revenues over the next 2.3 years.
The following table reflects the changes in our contract liabilities, which we classify as deferred revenues:

Balance at December 31, 2019	$26,028
Revenues recognized	(7,836)
Balance at June 30, 2020	$18,192

14. Related Party Transactions
The following table summarizes our related party transactions from our equity method investment (see Note 7 - Equity Method Investments) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues - related parties	$—	$97	$—	$105
Cost of goods sold - related parties (a)	$2,579	$2,024	$5,037	$4,025
Equipment purchases - related parties (b)	$—	$—	$95	$1,389

(a)	The Company incurs lease expense for the use of PropX equipment.

(b)	The Company purchases equipment from PropX, which is reflected in property, plant and equipment on our Condensed Consolidated Balance Sheet.

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

The following table summarizes our related party balance sheet components from our equity method investment as of the dates indicated:

	June 30, 2020	December 31, 2019
Accounts payable - related parties	$1,703	$1,164

Current portion of operating lease liabilities - related parties	$7,426	$8,273
Operating lease liabilities - related parties	12,433	11,130
	$19,859	$19,403

15. Asset Impairments
Asset impairments for the six months ended June 30, 2020 was comprised of the following assets:

Six Months Ended
June 30, 2020
Blair facility	$116,576
Terminal facilities	29,142
Asset impairments	$145,718

As described in Note 1 - Business and Organization, beginning in late March 2020 and into the second quarter of 2020, we saw dramatic changes in the business climate due to the drastic decrease in the price for crude oil driven by oversupply as OPEC+ struggled to reach an agreement on oil production quotas and demand destruction resulting from the COVID-19 pandemic.  In addition, as a result of the current demand for frac sand and related logistics services and continued pricing pressure for both Northern White and in-basin sand during the six months ended June 30, 2020, we completed impairment assessments of certain long-lived assets, including right-of-use assets, based on current market conditions and the current and expected utilization of the assets.
During the first quarter of 2020, we completed impairment assessments of our Wisconsin and Texas production facilities and terminal facilities based on current market conditions and the current and expected utilization of the facilities. The fair value was determined utilizing the income approach and utilizing inputs that are primarily based upon internally developed cash flow models discounted at an appropriate weighted average cost of capital. As a result, the Company recognized impairments of $116,576 and $29,142 related to the write-down of the Blair facility and certain idled terminal facilities, respectively, to their estimated fair value. The Company did not recognize any additional impairments on long-lived assets during the three months ended June 30, 2020.

16. Other Operating (Income) Expenses
Other operating (income) expenses comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(Gain) loss on disposal of fixed assets	$1,348	$(234)	$1,315	$(111)
Separation costs associated with workforce reductions	471	646	3,966	996
Gain on lease contract modifications and terminations	(11,396)	—	(11,570)	—
Gain on FB Settlement	(3,383)	—	(3,383)	—
Other	65	57	(881)	15
Total other operating (income) expenses, net	$(12,895)	$469	$(10,553)	$900

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

17. Immaterial Restatement of Prior Period Financial Statements
Subsequent to the issuance of the audited financial statements for the year ended December 31, 2019, the Company identified certain immaterial errors in our historical Condensed Consolidated Statement of Cash Flow related to the presentation of non-cash lease expense and operating lease payments presented within net cash provided by operating activities. The correction of these errors had no change on the net cash provided by operating activities on our Condensed Consolidated Statement of Cash Flow. Management has evaluated the materiality of these misstatements and concluded they were not material to the prior periods.
The impact of the corrections on the Company's Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2019 are as follows:

	Six Months Ended June 30, 2019
	As Previously Reported	Adjustment for Error Correction	As Restated
Operating activities:
Non-cash lease expense	$5,221	$9,188	$14,409
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(12,642)	(12,927)	(25,569)
Other non-current assets and liabilities	(1,555)	3,739	2,184

18. Subsequent Events
Forbearance Agreement
On July 3, 2020, the Company and certain of its subsidiaries entered into an amendment with respect to the Forbearance Agreement with the ABL Lenders, pursuant to which the ABL Lenders agreed to forbear from exercising default-related rights and remedies with respect to the Specified Default until July 12, 2020.
Voluntary Reorganization Under Chapter 11
On July 12, 2020, the Company entered into the RSA with the Noteholders of the Company's outstanding Senior Notes. On the same date, to implement the terms of the RSA, the Company filed the Chapter 11 Cases in the Bankruptcy Court.
The commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the ABL Credit Facility and the Indenture, which governs the Senior Notes. As of June 30, 2020, we had no borrowings outstanding under the ABL Credit Facility, and $442,480 of indebtedness ($450,000, net of $7,520 of debt issuance costs) outstanding under the Senior Notes. However, any efforts to enforce such payment obligations under the ABL Credit Facility or with respect to the Senior Notes are automatically stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the ABL Credit Facility and the Senior Notes are subject to the applicable provisions of the U.S. Bankruptcy Code.
As set forth in the RSA, including in the term sheet attached thereto (the "Term Sheet"), the parties to the RSA have agreed to the principal terms of a proposed financial restructuring (the "Transaction") of the Company, which will be implemented through a prearranged plan of reorganization (the "Plan") in the Chapter 11 Cases. Pursuant to the RSA and the Term Sheet, among other things, (i) the Chapter 11 Cases will be financed by two debtor-in-possession financing facilities, which were approved on an interim basis by the Bankruptcy Court on July 13, 2020 and entered into on July 14, 2020, with final approval on August 4, 2020, including (a) a $25,000 superpriority secured asset-based revolving loan financing facility (the "DIP ABL Facility") and (b) a $40,000 superpriority secured delayed-draw term loan financing facility (the "DIP Term Loan Facility" and, together with the DIP ABL Facility, the "DIP Facilities"), (ii) upon interim approval and subsequent closing of the DIP ABL Facility on July 14, 2020, the DIP ABL Facility refinanced and satisfied in full the Company's obligations under the ABL Credit Facility and the letters of credit outstanding under the ABL Credit Facility (the "Existing L/Cs") were deemed outstanding under the DIP ABL Facility, (iii) on the effective date of the Plan, the reorganized Company will enter into a new credit agreement providing for a new senior secured asset-based revolving loan facility in the aggregate principal commitment amount of not less than $25,000 and a not less than $25,000 letter of credit sub-limit (the "Exit ABL Facility"), which will refinance and replace the DIP ABL Facility, and the Existing L/Cs outstanding under the DIP ABL Facility will be deemed outstanding under the Exit ABL Facility, (iv) the Company will conduct a $43,300 rights offering (the "Rights Offering") to eligible holders of allowed claims arising under and in connection with the Senior Notes (the "Senior Notes Claims") and eligible holders of allowed general unsecured claims (the "General Unsecured Claims"), pursuant to which such holders will be granted rights to purchase new secured convertible notes (the "New Secured Convertible Notes"), (v) the Rights Offering will be backstopped by certain Noteholders or their respective affiliates pursuant to

HI-CRUSH INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except shares and per share amounts, or where otherwise noted)

a backstop commitment agreement and (vi) the claims arising under the DIP Term Loan Facility will be paid in full in cash from the proceeds of the Rights Offering.
Under the Plan, certain classes of claims and equity interests will receive the following treatment:

•	Administrative expense claims, priority tax claims, other priority claims, and other secured claims will be paid in full (or receive such other treatment rendering such claims unimpaired);

•
Holders of Senior Notes Claims will receive (a) rights to participate in the Rights Offering (which shall be attached to each allowed Senior Notes Claim and transferable with such allowed Senior Notes Claim as set forth in the procedures governing the Rights Offering, but the rights may only be exercised to the extent the holder is an "Accredited Investor," as such term is defined in Rule 501 of the Securities Act of 1933, as amended) and (b) 100% of the new common stock to be issued by the reorganized Company (the "New Common Stock") shared pro rata with the holders of allowed General Unsecured Claims (subject to dilution on account of (i) the New Common Stock issued upon conversion of the New Secured Convertible Notes, and (ii) the New Common Stock issued to management of the reorganized Company under a management equity incentive plan (the "MIP Equity"));

•
Holders of General Unsecured Claims will receive (a) rights to participate in the Rights Offering (which will be attached to each allowed General Unsecured Claim and transferable with such allowed General Unsecured Claim as set forth in the procedures governing the Rights Offering, but the rights may only be exercised to the extent the holder is an Accredited Investor) and (b) 100% of the New Common Stock shared pro rata with the holders of allowed Senior Notes Claims (subject to dilution on account of (i) the New Common Stock issued upon conversion of the New Secured Convertible Notes, and (ii) the MIP Equity); and

•	Existing equity interests in Hi-Crush Inc. will be cancelled and holders of such equity interests will receive no distribution or recovery on account of such equity interests.
Although the Company intends to pursue the Transaction in accordance with the terms set forth in the RSA and the Term Sheet, there can be no assurance that the Company will be successful in completing the Transaction, whether on the same or different terms, all of which is subject to approval by the Bankruptcy Court.
Additional information about the Chapter 11 Cases, including the Company's joint plan of reorganization and any motions, orders and other court filings relating thereto, can be found at www.kccllc.net/hicrush or by calling (866) 554-5810 (U.S./Canada) or (781) 575-2032 (International). The docket of the Chapter 11 Cases can also be accessed via PACER at https://www.pacer.gov.
DIP Facilities
As set forth above, on July 14, 2020, the Company entered into two superpriority, senior secured DIP Facilities, consisting of (i) the $25,000 DIP ABL Facility among the Company, certain of the lenders under the existing credit agreements dated as of August 1, 2018, and the other parties thereto and (ii) the $40,000 DIP Term Loan Facility among the Company, certain holders of the Senior Notes, and the other parties thereto.
The Company expects that the ABL DIP Facility will be used primarily for Existing L/Cs. The Proceeds of the DIP Term Loan Facility will be used for payment of fees and expenses related to the DIP Term Loan Facility, working capital and other general corporate purposes and, if necessary, cash collateralization of certain letters of credit. The Company expects that the DIP ABL Facility and the DIP Term Loan Facility will be refinanced or repaid in full with proceeds of the Exit ABL Facility and the Rights Offering, respectively.
The DIP Facilities include protections customary for financings of this type and size, including superpriority claims and priming liens on substantially all of the Company's previously encumbered assets, liens on previously unencumbered assets, and other protections to be set forth in the orders approving the DIP Facilities. The DIP Facilities include conditions precedent, representations and warranties, affirmative and negative covenants, events of default, and other provisions customary for financings of this type and size.
NYSE Notice of Delisting Proceedings
On July 13, 2020, the Company was notified by the NYSE that the NYSE has commenced proceedings to delist the Company’s common stock from the NYSE as a result of the Company commencing the Chapter 11 Cases. On July 14, 2020, the Company's common stock began trading on the OTC Pink Open Market under the symbol "HCRSQ."

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
Overview
Hi-Crush Inc. (together with its subsidiaries, the "Company," "we," "us" or "our") are a fully-integrated provider of proppant and logistics services for hydraulic fracturing operations, offering frac sand production, advanced wellsite storage systems, flexible last mile services, and innovative software for real-time visibility and management across the entire supply chain. Our strategic suite of solutions provides operators and service companies in all major U.S. oil and gas basins with the ability to build safety, reliability and efficiency into every completion.
On May 31, 2019, the Company completed its conversion (the "Conversion") from a Delaware limited partnership named Hi-Crush Partners LP to a Delaware corporation named Hi-Crush Inc. As a result of and at the effective date of the Conversion, each common unit representing limited partnership interests in Hi-Crush Partners LP ("common units") issued and outstanding immediately prior to the Conversion was automatically converted into one share of common stock, par value $0.01 per share, of Hi-Crush Inc. ("common stock"). As a result of the Conversion, the Company converted from an entity treated as a partnership for U.S. federal income tax purposes to an entity treated as a corporation for U.S. federal income tax purposes. As of the open of business on June 3, 2019, the common stock commenced trading on the New York Stock Exchange ("NYSE") under the ticker symbol "HCR."
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
Recent Developments
In March 2020, the United States declared the novel coronavirus 2019 ("COVID-19") pandemic a national emergency. Due to COVID-19 pandemic related pressures on the global supply-demand balance for crude oil and related products, commodity prices significantly declined in the first quarter of 2020, and oil and gas operators, including our customers, have reduced development budgets and activity. In the midst of the ongoing COVID-19 pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations ("OPEC+") struggled to reach an agreement on oil production quotas. The combination of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. Although some market stabilization occurred in the second quarter of 2020, activity levels for the remainder of 2020 are expected to remain low and the long-term outlook is uncertain. See "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions." The impacts of the decline in commodity prices and the COVID-19 pandemic have adversely affected our business, operations, financial condition and liquidity and, if sustained, could continue to adversely affect our business, operations, financial position and liquidity.

In response to the continued effects on our business and operations caused by the COVID-19 pandemic and decrease in the price of crude oil during the first half of 2020, we have taken a number of steps to reduce our costs of operations. We have lowered our capital expenditures spending for 2020, reduced the size of our workforce and idled facilities, as appropriate.
Voluntary Reorganization Under Chapter 11
On July 12, 2020, the Company entered into a Restructuring Support Agreement (the "RSA") with certain holders (the "Noteholders") of the Company's outstanding 9.50% senior unsecured notes due 2026 (the "Senior Notes"). To implement the terms of the RSA, the Company filed voluntary petitions for a prearranged bankruptcy filing under Chapter 11 (the "Chapter 11 Cases") of Title 11 of the United States Code (the "U.S. Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). Refer to Note 18 - Subsequent Events of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for additional discussion.
COVID-19 Response Plan
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
The following table provides a summary of our production facilities as of June 30, 2020 and our proven reserves as of December 31, 2019:

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
Terminal Facilities
As of June 30, 2020, we own or operate 11 terminal locations throughout Pennsylvania, Ohio, Texas, Colorado and New York, of which nine are idled and seven are capable of accommodating unit trains. Our terminals include approximately 135,000 tons of rail storage capacity and approximately 140,000 tons of silo storage capacity.
Our terminals are strategically located to provide access to Class I railroads, which enables us to cost effectively ship product from our production facilities in Wisconsin. As of June 30, 2020, we leased or owned 4,427 railcars used to transport sand from origin to destination and managed a fleet of 285 additional railcars dedicated to our facilities by our customers or the Class I railroads.
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
As of June 30, 2020, we owned or leased 46 PropBeast conveyors, leased 2,966 containers from Proppant Express Investments, LLC ("PropX"), owned 15 Atlas topfill conveyors and owned 34 silo systems, which consists of a 6-pack of silos, a conveyor for transporting sand from the silos to the blender hopper and trailers used to transport the silos.
During the first quarter of 2020, we announced our new OnCore Processing mobile frac sand production units ("OnCore units"), which represent the first completely mobile frac sand processing and production units in our industry.  This mobile unit concept was designed and engineered by the Company, based on patented equipment that is manufactured by third parties with whom we have exclusivity agreements.  The specialized, chassis-mounted equipment allows for mobile-based washing, drying and sorting of frac sand from significantly smaller sand reserves than are typically economically viable for a fixed position production plant. Mining and processing of reserves in closer proximity to our customers’ well completion activities, results in lower logistics costs and thus lower total delivered costs for frac sand.  The manufacturing of our first OnCore unit has been completed, was recently production tested at our Kermit reserves and is ready for customer deployment.
How We Generate Revenue
We generate revenue by excavating, processing and delivering frac sand and providing related services. A substantial portion of our frac sand is sold to customers with whom we have long-term contracts. As of July 1, 2020, the average remaining contract term of our long-term contracts was 1.7 years with remaining terms ranging from 6 to 54 months. Each contract defines the minimum volume of frac sand that the customer is required to purchase, the volume that we are required to make available, the technical specifications of the product and the price per ton. Our contracts for sand are periodically negotiated to generally be reflective of market conditions and prices within certain parameters. We also sell our frac sand on the spot market at prices and other terms determined by the existing market conditions as well as the specific requirements of the customer. Delivery of sand to our customers may occur at the production facility, rail origin, terminal or wellsite.
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
The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA to net loss:
Net loss	$(26,014)	$(117,484)	$(172,936)	$(123,691)
Depreciation, depletion and amortization expense	8,928	15,759	22,061	28,707
Interest expense	11,735	11,806	23,496	22,396
Income tax expense (benefit)	(3,230)	116,407	(19,367)	116,407
EBITDA	(8,581)	26,488	(146,746)	43,819
Asset impairments	—	—	145,718	—
Change in estimated fair value of contingent consideration	—	(672)	(400)	(672)
Earnings from equity method investments	(697)	(1,284)	(1,848)	(2,400)
Gain on remeasurement of equity method investment	—	(3,612)	—	(3,612)
Non-recurring business development costs and other items (a)	(2,302)	3,781	756	5,140
Adjusted EBITDA	$(11,580)	$24,701	$(2,520)	$42,275

(a)
Non-recurring business development costs and other items for the three and six months ended June 30, 2020, are primarily associated with the advisor and legal costs of the Chapter 11 Cases and separation costs associated with workforce reductions, offset by a gain on a lease contract termination and a gain on the settlement agreement with the sellers of FB Industries (the "FB Settlement"). Non-recurring business development costs and other items for the three and six months ended June 30, 2019, are primarily associated with the Conversion, business development costs and separation costs associated with workforce reductions.

The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure, as applicable, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$10,450	$17,582	$(1,499)	$8,975
Less: Maintenance capital expenditures	(78)	(3,717)	(574)	(7,723)
Less: Growth capital expenditures (a)	(11,653)	(8,089)	(19,570)	(19,167)
Free cash flow	$(1,281)	$5,776	$(21,643)	$(17,915)

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
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows may not be comparable between periods for the following reasons:

•
We have idled production and terminal facilities as a result of market conditions. In August 2019, the Company reduced the hours of operations at the Whitehall facility and in April 2020 it was idled. Additionally, the Blair facility, one of the Kermit facilities and three terminals were also idled in April 2020.

•
We realized asset impairments during the six months ended June 30, 2020. During the six months ended June 30, 2020, we completed impairment assessments of long-lived assets, including property, plant and equipment, right-of-use assets and intangible assets based on current market conditions and the current and expected utilization of the assets. Asset impairments for the six months ended June 30, 2020 totaled $145,718.

Market Conditions
Challenges facing demand for frac sand and related logistics services increased during the latter part of the first quarter of 2020, throughout the second quarter of 2020 and into the third quarter of 2020, despite initial positive market signs and activity at the beginning of the year. Ongoing challenges are due to significant reductions in planned well completion activity by exploration and production companies ("E&Ps"), which were spurred by events impacting oil supply and demand early in 2020. The effects of supply increases following the collapse of OPEC+ negotiations to balance global oil markets were exacerbated by the significant and ongoing reduction in demand for oil and oil products due to the COVID-19 pandemic. The resulting fall in the price of oil led to immediate responses by E&Ps at the end of the first quarter of 2020 and throughout the second quarter of 2020, including significant capital budget reductions and lower projected activity for the remainder of the year. Although some market stabilization occurred in the second quarter of 2020, activity levels for the remainder of 2020 are expected to remain low and the long-term outlook is uncertain.
These factors have resulted in significant negative pressure on the demand for logistics and wellsite management services, as the fall in overall completions activity limits the need for delivery of frac sand to the wellsite, and the need for large scale storage of frac sand onsite. This has resulted in a reduction of active last mile crews and equipment deployments during the first half of 2020. Despite the ongoing negative pressures, last mile delivery and wellsite storage remain critical components of the overall frac sand supply chain, and we believe they will continue to be utilized, at reduced levels, despite an overall reduction in activity.
Industry experts currently estimate frac sand demand in 2020 will total approximately 59 million tons, reflecting a decrease of more than 49 percent as compared to 2019 levels. Uncertainty surrounding completions activity for the remainder of 2020 has continued, primarily driven by the ongoing impacts of global oversupply of crude oil and ongoing demand impacts associated with the COVID-19 pandemic.

Rationalization of frac sand production capacity increased throughout 2019, and, thus far in 2020, has been accelerating across all basins, through reduced hours of facility operations as well as idling or permanent shutdown of both in-basin and Northern White frac sand production facilities. Despite this reduction of supply, nameplate and available frac sand capacity remains in excess of near-term demand, primarily due to the aforementioned developments in 2020. Over the intermediate and long-term, we believe frac sand facilities producing Northern White or in-basin sand at a higher relative cost will remain idled or permanently shut down due to unprofitable production economics, with these situations exacerbated and accelerated by challenging market conditions facing the industry. At this time it is not possible to determine whether additional facilities will be idled or shut down, whether hours of operation at additional facilities will be reduced, or the exact timeframe in which such actions would be taken. We do not believe that any significant new-build or expansion capacity is currently being contemplated by the industry. The oversupply of frac sand has resulted in a significant reduction in pricing for Northern White and in-basin sand.
The following table presents sales, volume and pricing comparisons for the second quarter of 2020, as compared to the first quarter of 2020:

	Three Months Ended
	June 30,	March 31,		Percentage
	2020	2020	Change	Change
Frac sand sales revenues	$35,145	$85,718	$(50,573)	(59)%
Other revenues	$18,860	$60,695	$(41,835)	(69)%
Tons sold	978,575	2,524,232	(1,545,657)	(61)%
Average price per ton sold	$36	$34	$2	6%
Revenues generated from the sale of frac sand decreased by 59% from the first quarter of 2020, with volumes down 61% sequentially, due to the unprecedented collapse in crude oil prices and the immediate and dramatic slow-down in U.S. completions activity. Other revenues are related to logistics and wellsite operations and equipment sales which decreased 69% over the first quarter of 2020 as frac operations across the country were idled as a result of the slow-down in completions activity precipitated by the collapse in crude oil prices.
Results of Operations
The following table presents consolidated revenues and expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$54,005	$178,001	$200,418	$337,911
Costs of goods sold:
Production costs	11,991	29,938	39,809	61,356
Logistics costs	42,547	110,260	139,460	204,664
Other costs of sales	285	1,074	569	5,774
Depreciation, depletion and amortization	7,525	14,062	19,265	25,334
Gross profit (loss)	(8,343)	22,667	1,315	40,783
Operating costs and expenses	9,863	16,834	171,970	31,683
Income (loss) from operations	(18,206)	5,833	(170,655)	9,100
Other income (expense):
Earnings from equity method investments	697	1,284	1,848	2,400
Gain on remeasurement of equity method investment	—	3,612	—	3,612
Interest expense	(11,735)	(11,806)	(23,496)	(22,396)
Loss before income tax	(29,244)	(1,077)	(192,303)	(7,284)
Income tax expense (benefit)	(3,230)	116,407	(19,367)	116,407
Net loss	$(26,014)	$(117,484)	$(172,936)	$(123,691)

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Revenues
The following table presents sales, volume and pricing comparisons for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019:

	Three Months Ended
	June 30,			Percentage
	2020	2019	Change	Change
Frac sand sales revenues	$35,145	$125,884	$(90,739)	(72)%
Other revenues	$18,860	$52,117	$(33,257)	(64)%
Tons sold	978,575	2,662,086	(1,683,511)	(63)%
Average price per ton sold	$36	$47	$(11)	(23)%
Revenues generated from the sale of frac sand were $35,145 and $125,884 for the three months ended June 30, 2020 and 2019, respectively, during which we sold 978,575 and 2,662,086 tons of frac sand, respectively. The 63% volume decrease is due to the unprecedented collapse in crude oil prices and the immediate and dramatic slow-down in U.S. completions activity experienced throughout the second quarter of 2020 resulting from the effects of the COVID-19 pandemic. Average sales price per ton was $36 and $47 for the three months ended June 30, 2020 and 2019, respectively, the 23% decline is attributable to pricing pressure on both Northern White and in-basin sand due to oversupply and the weakening market conditions of 2020.
Other revenues related principally to our integrated logistics and wellsite operations were $18,860 and $51,133 for the three months ended June 30, 2020 and 2019, respectively. The Company did not have any sales of silos and related logistics equipment during the three months ended June 30, 2020. Other revenues generated from the sales of silos and related logistics equipment were $984 for the three months ended June 30, 2019. The decrease in total other revenues is attributable to fewer frac operations across the country during the second quarter of 2020, resulting from the slow-down in U.S. completions activity due to the collapse in crude oil prices.
Costs of Goods Sold – Production Costs
We incurred production costs of $11,991 and $29,938 for the three months ended June 30, 2020 and 2019, respectively. The 60% decrease in overall production costs is due to a 63% reduction in production volumes in the comparable periods, with a reduction in plant utilization resulting in lower levels of fixed cost absorption. For the three months ended June 30, 2020, we did not purchase sand or other proppants from third party suppliers. For the three months ended June 30, 2019, we purchased $437 of sand and other proppants from third party suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $42,547 and $110,260 for the three months ended June 30, 2020 and 2019, respectively. The primary components of logistics costs are transportation-related, and the decrease in the comparable periods is attributable to a drop in Northern White volumes sold in-basin and a reduction in last mile services, both of which were impacted by the idling of frac operations across the country which occurred during the second quarter of 2020, resulting from the slow-down in U.S. completions activity due to the collapse in crude oil prices.
Costs of Goods Sold – Other Costs of Sales
We incurred $285 and $1,074 of other costs of sales in the three months ended June 30, 2020 and 2019, respectively. Other costs of sales is primarily related to the costs of manufacturing, assembling and delivery of silo systems, conveyors and other equipment sold to our customers. During the three months ended June 30, 2020, the Company did not sell any silos and related logistics equipment.
Costs of Goods Sold – Depreciation, Depletion and Amortization
For the three months ended June 30, 2020 and 2019, we incurred $7,525 and $14,062, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation. The decrease was primarily attributable to a significant decrease in the mining activity in the second quarter of 2020 as compared to the same period in 2019.
Gross Profit (Loss)
Gross loss was $8,343 for the three months ended June 30, 2020, compared to gross profit of $22,667 for the three months ended June 30, 2019. Gross profit (loss) percentage decreased to (15)% in the second quarter of 2020 from 13% in the second quarter of 2019. The decline is attributable to decreased sand pricing as a result of the decline in the price of crude oil eroded demand in the frac sand market which was already oversupplied, as well as a reduction in fixed cost absorption as an increasing amount of assets were idled beginning late in the first quarter of 2020 after E&P’s drastically reduced spending.

Operating Costs and Expenses
General and administrative expenses were $21,221 and $15,210 for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, the Company had $12,006 of non-recurring business development and legal costs primarily associated with the advisor and legal costs of the Chapter 11 Cases. For the three months ended June 30, 2019, the Company had $3,135 of non-recurring business development and legal costs primarily associated with the Conversion and business acquisitions. Absent the non-recurring costs, the general and administrative expenses for the three months ended June 30, 2020 decreased compared to the same period in 2019 due to increased focus on cost reductions, as well as workforce reductions and related compensation expense.
Depreciation and amortization was $1,403 and $1,697 for the three months ended June 30, 2020 and 2019, respectively, with the slight decrease primarily attributable to the intangible asset impairments recorded.
During the three months ended June 30, 2019, the Company recorded a decrease to the fair value of contingent consideration associated with the FB Industries acquisition resulting in a gain in the amount of $672. In May 2020, the Company reached the FB Settlement which included the termination of the contingent consideration.
During the three months ended June 30, 2020, the Company recognized $12,895 of other operating income primarily associated with a gain on lease contract terminations and a gain on the FB Settlement, offset by separation costs related to workforce reductions. During the three months ended June 30, 2019, the Company incurred $469 of other operating expenses primarily associated with workforce reductions offset by a gain on the disposal of fixed assets.
Earnings from Equity Method Investments
During the three months ended June 30, 2020 and 2019, the Company recognized earnings of $697 and $1,284, respectively, from its equity method investments, comprised primarily of our investment in PropX.
Gain on Remeasurement of Equity Method Investment
During the three months ended June 30, 2019, the Company recognized a gain of $3,612 on the remeasurement of our equity method investment in connection with acquiring the remaining 34% ownership interest in Proppant Logistics on May 7, 2019.
Interest Expense
Interest expense was $11,735 and $11,806 for the three months ended June 30, 2020 and 2019, respectively, principally associated with the interest on our Senior Notes.
Income Tax
During the three months ended June 30, 2020, the Company recognized an income tax benefit of $3,230. During the three months ended June 30, 2019, the Company recognized an income tax expense of $116,407, primarily associated with the initial deferred tax liability of $115,488 recorded on May 31, 2019 as a result of the Conversion.
Net Income (Loss)
Net loss was $26,014 and $117,484 for the three months ended June 30, 2020 and 2019.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Revenues
The following table presents sales, volume and pricing comparisons for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019:

	Six Months Ended
	June 30,			Percentage
	2020	2019	Change	Change
Frac sand sales revenues	$120,863	$240,975	$(120,112)	(50)%
Other revenues	$79,555	$96,936	$(17,381)	(18)%
Tons sold	3,502,807	5,073,348	(1,570,541)	(31)%
Average price per ton sold	$35	$47	$(12)	(26)%

Revenues generated from the sale of frac sand were $120,863 and $240,975 for the six months ended June 30, 2020 and 2019, respectively, during which we sold 3,502,807 and 5,073,348 tons of frac sand, respectively. The 31% volume decrease is primarily due to a significant drop in demand for frac sand during the latter part of the first quarter of 2020 and throughout the second quarter of 2020, caused by the unprecedented collapse in crude oil prices which prompted E&P’s to drastically reduce spending. Average sales price per ton was $35 and $47 for the six months ended June 30, 2020 and 2019, respectively. The 26% decline between the comparable periods is attributable to both sales mix, with an increased percentage of total volumes coming from our in-basin Kermit facilities, as well as overall pricing declines primarily resulting from an oversaturated frac sand market and plummeting demand for frac sand which began late in the first quarter of 2020.
Other revenues related principally to our integrated logistics and wellsite operations were $79,555 and $89,359 for the six months ended June 30, 2020 and 2019, respectively. The Company did not have any sales of silos and related logistics equipment during the six months ended June 30, 2020. Other revenues generated from the sales of silos and related logistics equipment were $7,577 for the six months ended June 30, 2019. The decrease in total other revenues is attributable to reduced demand for last mile logistics and wellsite services due to reduced crude oil prices, partially offset by the acquisition of Proppant Logistics in May 2019.
Costs of Goods Sold – Production Costs
We incurred production costs of $39,809 and $61,356 for the six months ended June 30, 2020 and 2019, respectively. Overall production costs decreased 35% on a 31% decrease in production volumes as we continued to maximize production from our most cost-efficient Northern White and in-basin facilities. For the six months ended June 30, 2020 and 2019, we purchased $217 and $2,301, respectively, of sand or other proppants from third-party suppliers.
Costs of Goods Sold – Logistics Costs
We incurred logistics costs of $139,460 and $204,664 for the six months ended June 30, 2020 and 2019, respectively. The primary components of logistics costs are transportation-related, and the decrease in the comparable periods was attributable to a drop in Northern White volumes sold in-basin and a reduction in last mile services, both of which were impacted by the idling of frac operations across the country which occurred during the second quarter of 2020, resulting from the slow-down in U.S. completions activity due to the collapse in crude oil prices.
Costs of Goods Sold - Other Costs of Sales
We incurred $569 and $5,774 of other costs of sales in the six months ended June 30, 2020 and 2019, respectively. Other costs of sales is primarily related to the costs of manufacturing, assembling and delivery of silo systems, conveyors and other equipment sold to our customers. During the six months ended June 30, 2020, the Company did not sell any silos and related logistics equipment.
Costs of Goods Sold – Depreciation, Depletion and Amortization
For the six months ended June 30, 2020 and 2019, we incurred $19,265 and $25,334, respectively, of depreciation, depletion and amortization expense, generally using the units-of-production method of depreciation. The decrease was primarily attributable to a significant decrease in the mining activity in the first half of 2020 as compared to the same period in 2019.
Gross Profit
Gross profit was $1,315 for the six months ended June 30, 2020, compared to gross profit of $40,783 for the six months ended June 30, 2019. Gross profit percentage decreased to 0.7% in the first half of 2020 compared to 12% in the first half of 2019. The decline is attributable to decreased sand pricing as a result of the decline in the price of crude oil eroded demand in the frac sand market which was already oversupplied, as well as a reduction in fixed cost absorption as an increasing amount of assets were idled beginning in late first quarter of 2020 after E&P’s drastically reduced spending.
Operating Costs and Expenses
General and administrative expenses were $34,142 and $27,823 for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, the Company had $12,653 of non-recurring business development and legal costs primarily associated with the advisor and legal costs of the Chapter 11 Cases. For the six months ended June 30, 2019, the Company had $4,144 of non-recurring business development and legal costs primarily associated with the Conversion and business acquisitions.
Depreciation and amortization was $2,796 and $3,373 for the six months ended June 30, 2020 and 2019, respectively, with the decrease primarily attributable to the intangible asset impairments recorded.
During the six months ended June 30, 2020, the Company recorded asset impairments of $116,576 and $29,142 on the write-down of the Blair facility and certain idled terminal facilities, respectively, to their estimated fair value.
During the six months ended June 30, 2020 and 2019, the Company recorded a decrease to the fair value of contingent consideration associated with the FB Industries acquisition resulting in gains in the amount of $400 and $672, respectively. In May 2020, the Company reached the FB Settlement which included the termination of the contingent consideration.

During the six months ended June 30, 2020, the Company recognized $10,553 of other operating income primarily associated with a gain on lease contract terminations and a gain on the FB Settlement, offset by separation costs related to workforce reductions. During the six months ended June 30, 2019, the Company incurred $900 of other operating expenses, primarily associated with workforce reductions.
Earnings from Equity Method Investments
During the six months ended June 30, 2020 and 2019, the Company recognized earnings of $1,848 and $2,400, respectively, from its equity method investments, comprised primarily of our investment in PropX.
Gain on Remeasurement of Equity Method Investment
During the six months ended June 30, 2019, the Company recognized a gain of $3,612 on the remeasurement of our equity method investment in connection with acquiring the remaining 34% ownership interest in Proppant Logistics on May 7, 2019.
Interest Expense
Interest expense was $23,496 and $22,396 for the six months ended June 30, 2020 and 2019, respectively, principally associated with the interest on our Senior Notes.
Income Tax
During the six months ended June 30, 2020, the Company recognized an income tax benefit of $19,367, primarily associated with the tax benefit on the loss before income taxes resulting principally from the asset impairments. During the six months ended June 30, 2019, the Company recognized an income tax expense of $116,407, primarily associated with the initial deferred tax liability of $115,488 recorded on May 31, 2019 as a result of the Conversion. Prior to the Conversion, the Company was not subject to income tax on an entity level.
Net Income (Loss)
Net loss was $172,936 and $123,691 for the six months ended June 30, 2020 and 2019, respectively.
Liquidity and Capital Resources
Overview
We expect our principal sources of liquidity will be available cash, the available borrowing capacity under the DIP Facilities and cash generated by our operations. We expect that our future principal uses of cash will be for capital expenditures, funding debt service obligations and working capital.
As of August 3, 2020, our sources of liquidity consisted of $23,110 of available cash, $20,000 of borrowing availability under the DIP Term Loan and no borrowing availability under the DIP ABL Facility.
Default under the ABL Credit Facility and Forbearance Agreement
Beginning in late March 2020 and during the second quarter of 2020, we saw dramatic changes in the business climate due to the drastic decrease in the price for crude oil driven by oversupply as OPEC+ struggled to reach an agreement on oil production quotas and demand destruction resulting from the COVID-19 pandemic.  The foregoing recent developments in market conditions negatively impacted the Company's financial position, which has resulted in a decrease in the Company’s borrowing base under its senior secured revolving credit facility (the "ABL Credit Facility"). On June 22, 2020, with the submission of its May 31, 2020 borrowing base certificate under the ABL Credit Facility, the Company was in default under the ABL Credit Facility due to its failure to be in compliance with the springing fixed charge coverage ratio financial covenant under the ABL Credit Facility (the "Specified Default"), which is triggered when the Company's borrowing base decreases below a level specified in the ABL Credit Facility. The Specified Default constituted an immediate event of default under the ABL Credit Facility that rendered the Company unable to borrow any amounts under the ABL Credit Facility.
On June 22, 2020, the Company and certain of its subsidiaries entered into a forbearance agreement and amendment to the ABL Credit Facility (the "Forbearance Agreement") with the lenders under the ABL Credit Facility (the "ABL Lenders"), pursuant to which the ABL Lenders agreed to forbear from exercising default-related rights and remedies with respect to the Specified Default until July 5, 2020. On July 3, 2020, the Forbearance Agreement was amended to extend the forbearance period until July 12, 2020.
Voluntary Reorganization Under Chapter 11
On July 12, 2020, as a result of the Specified Default and the drastic decrease in the price for crude oil driven by oversupply and demand destruction resulting from the COVID-19 pandemic, among other things, we commenced the Chapter 11 Cases described in Note 18 - Subsequent Events of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.

The unaudited interim Condensed Consolidated Financial Statements (the "financial statements") in this report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Recent developments discussed above have negatively impacted the Company’s financial condition, and the Company’s current forecast gives doubt to the Company's available liquidity to repay its outstanding debt balances and meet its obligations, such as its Senior Notes semiannual interest payments and operating lease obligations over the next twelve months. Although we anticipate that the Chapter 11 Cases will help address our liquidity concerns, there are a number of risks and uncertainties surrounding the Chapter 11 Cases, including the uncertainty remaining over the Bankruptcy Court's approval of a plan of reorganization, that is not within our control. These conditions and events indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Such adjustments could be material. Our long-term liquidity requirements, the adequacy of capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until the transactions contemplated by the Chapter 11 Cases have been confirmed, if at all, by the Bankruptcy Court. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, or seek other financing alternatives.
Senior Notes and ABL Credit Facility
The commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the ABL Credit Facility and the indenture, dated as of August 1, 2018 (the "Indenture"), by and among the Company, the guarantors named therein (the "Guarantors"), and U.S. Bank National Association, as trustee, which governs the Senior Notes. However, any efforts to enforce such payment obligations under the ABL Credit Facility or with respect to the Senior Notes are automatically stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the ABL Credit Facility and the Senior Notes are subject to the applicable provisions of the U.S. Bankruptcy Code.
In connection with the entry into the $25,000 superpriority secured asset-based revolving loan financing facility (the "DIP ABL Facility"), the DIP ABL Facility refinanced and satisfied in full the Company's obligations under the ABL Credit Facility and the letters of credit outstanding under the ABL Credit Facility were deemed outstanding under the DIP ABL Facility.
For additional information regarding the Senior Notes and ABL Credit Facility, see Note 8 - Long-Term Debt of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.
DIP Facilities
On July 14, 2020, the Company entered into two debtor-in-possession financing facilities, consisting of (i) a $25,000 DIP ABL Facility among the Company, certain of the lenders under the existing credit agreements dated as of August 1, 2018, and the other parties thereto and (ii) a $40,000 superpriority secured delayed-draw term loan financing facility (the "DIP Term Loan Facility" and, together with the DIP ABL Facility, the "DIP Facilities") among the Company, certain holders of the Senior Notes, and the other parties thereto.
The Company expects that the ABL DIP Facility will be used primarily for letters of credit outstanding under the ABL Credit Facility. The Proceeds of the DIP Term Loan Facility will be used for payment of fees and expenses related to the DIP Term Loan Facility, working capital and other general corporate purposes and, if necessary, cash collateralization of certain letters of credit. The Company expects that the DIP ABL Facility and the DIP Term Loan Facility will be refinanced or repaid in full with proceeds of a new credit agreement providing for a new senior secured asset-based revolving loan facility in the aggregate principal commitment amount of not less than $25,000 and a not less than $25,000 letter of credit sub-limit and the $43,300 rights offering (the "Rights Offering") to eligible holders of allowed claims arising under and in connection with the Senior Notes and eligible holders of allowed general unsecured claims that will be conducted by the Company under the Plan, pursuant to which such holders will be granted rights to purchase new secured convertible notes, respectively.
As of August 3, 2020, the Company had $20,000 of indebtedness outstanding under the DIP Term Loan Facility and had no borrowings outstanding under the DIP ABL Credit Facility. As of August 3, 2020, the Company also had no borrowing availability under the DIP ABL Facility due to $22,288 letter of credit commitments.
For additional information regarding the DIP Facilities, see Note 18 - Subsequent Events of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
As of June 30, 2020, there were $8,785 in surety bonds outstanding related to various performance obligations. These were issued in the ordinary course of our business and are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement, and our management believes these surety bonds will expire without being funded.
Stock Repurchase Program
On June 8, 2019, the Company's board of directors approved a stock repurchase program of up to $25,000, effective immediately and authorized through June 30, 2020. As of June 30, 2020, the Company has repurchased a total of 1,526,384 common shares for a total cost of $3,400.
Capital Requirements
Capital expenditures totaled $20,144 during the six months ended June 30, 2020. Maintenance capex was $574 for the six months ended June 30, 2020. Growth capex for the six months ended June 30, 2020 was $19,570, primarily related to the development of our OnCore units and enhancements to our NexStage silo sets.
Working Capital
Working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. At the end of any given period, accounts receivable and payable tied to sales and purchases are relatively balanced to the volume of tons sold during the period. The factors that typically cause variability in the Company's working capital are (1) changes in receivables due to fluctuations in volumes sold, pricing and timing of collection, (2) inventory levels, which the Company closely manages, or (3) major structural changes in the Company's asset base or business operations, such as any acquisition, divestitures or organic capital expenditures. As of June 30, 2020, we had a working capital deficit balance of $15,769 as compared to a positive working capital balance of $27,608 at December 31, 2019.
The following table summarizes our working capital as of the dates indicated:

	June 30, 2020	December 31, 2019
Current assets:
Accounts receivable, net	$22,827	$71,824
Inventories	28,111	39,974
Prepaid expenses and other current assets	8,748	9,818
Total current assets	59,686	121,616
Current liabilities:
Accounts payable	19,445	40,592
Accrued and other current liabilities	49,163	42,818
Current portion of deferred revenues	6,847	10,598
Total current liabilities	75,455	94,008
Working capital (deficit)	$(15,769)	$27,608
Accounts receivable decreased $48,997 during the six months ended June 30, 2020, primarily driven by a 54% decrease in volumes sold during the second quarter of 2020 compared to the fourth quarter of 2019.
Our inventory consists primarily of sand that has been excavated and processed through the wet plant, and finished goods sand located at our terminals or at the wellsite. The decrease in our inventory of $11,863 was primarily driven by wintertime depletion of the washed sand stockpiles at our Wisconsin production facilities and decreased in-basin finished goods inventory at June 30, 2020 as compared to December 31, 2019.
Accounts payable and accrued liabilities decreased by $14,802 on a combined basis, resulting primarily from a decrease in accounts payable due to the decrease in cost of goods sold with a significant reduction in sales volumes at June 30, 2020.
Current portion of deferred revenues represent prepayments from customers for future deliveries of frac sand estimated to be made within the next twelve months.

The following table provides a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(1,499)	$8,975
Investing activities	(17,791)	(61,039)
Financing activities	(4,520)	(9,350)
Cash Flows - Six Months Ended June 30, 2020 and 2019
Operating Activities
Net cash used in operating activities was $1,499 for the six months ended June 30, 2020, compared to net cash provided by operating activity of $8,975 for the six months ended June 30, 2019. Operating cash flows include net loss of $172,936 and $123,691 during the six months ended June 30, 2020 and 2019, respectively, adjusted for non-cash operating expenses and changes in working capital described above. The decrease in cash flows from operations was primarily attributable to decreases in both sales volumes and average sales pricing per ton which reduced gross profit margins. This was partially offset by a greater reduction in working capital in the six months ended June 30, 2020 as compared to the same period of 2019.
Investing Activities
Net cash used in investing activities was $17,791 for the six months ended June 30, 2020, and was comprised of $20,144 of capital expenditures primarily related to the development of our OnCore units and enhancements to our NexStage silo sets, offset by $2,353 of proceeds from the sale of property, plant and equipment.
Net cash used in investing activities was $61,039 for the six months ended June 30, 2019, and was comprised of $57,935 of capital expenditures, $4,229 of net cash paid for business acquisitions, offset by $1,620 of proceeds from the sale of property, plant and equipment.
Capital expenditures for the six months ended June 30, 2019 consisted of $7,723 of maintenance capex, $19,167 of growth capex primarily related to spending on logistics assets and $31,045 of 2018 carryover growth capex associated with construction projects associated with completion of our second Kermit facility and expansion at our Wyeville facility. These expansion initiatives were fully-funded in 2018.
Financing Activities
Net cash used in financing activities was $4,520 for the six months ended June 30, 2020, and was comprised primarily of $2,450 of other notes payable repayments and $1,555 repayment of premium financing notes.
Net cash used in financing activities was $9,350 for the six months ended June 30, 2019, and was comprised primarily of $3,151 of repurchases of common stock under the stock repurchase program, $3,237 for the repayment of an acquired credit facility, $1,385 of repayments on long-term debt and $1,469 repayment of premium financing notes.
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

Our significant accounting policies are included in Note 2 - Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and in Note 2 - Significant Accounting Policies of the Notes to the Consolidated Financial Statements included under Part IV, Item 15. "Exhibits, Financial Statement Schedules" of our Annual Report. Significant estimates include, but are not limited to, purchase accounting allocations and valuations, estimates and assumptions for our mineral reserves and their impact on calculating our depreciation and depletion expense under the units-of production depreciation method, estimates of fair value for reporting units and asset impairments (including impairments of goodwill and other long-lived assets), estimating potential loss contingencies, inventory valuation, valuation of stock-based compensation, valuation of right-of-use assets (including potential impairments) and lease liabilities, estimated fair value of contingent consideration in the future, the determination of income tax provisions and the estimated cost of future asset retirement obligations.
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

•
our ability to obtain Bankruptcy Court approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including the Plan, maintaining strategic control as debtors-in-possession, and the outcomes of Bankruptcy Court rulings and the Chapter 11 Cases in general;

•	our ability to consummate the Plan that restructures our debt obligations to address our liquidity issues and allows emergence from the Chapter 11 Cases;

•	risks that our assumptions and analyses in the Plan are incorrect;

•	our ability to fund our liquidity requirements during the Chapter 11 Cases;

•	our ability to comply with the covenants under the DIP Facilities;

•	the effects of the Chapter 11 Cases on our relationships with employees, governmental authorities, customers, suppliers, banks, insurance companies and other third parties, and agreements;

•	the effects of the Chapter 11 Cases on the Company and its subsidiaries and on the interests of various constituents, including holders of our common stock and debt instruments;

•
the length of time that we will operate under the protection of Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11"), including the risk of delays in the Chapter 11 Cases, and the continued availability of operating capital during the pendency of the proceedings;

•	risks associated with third-party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate the Plan and restructuring generally;

•
increased advisory costs to execute a plan of reorganization and increased administrative and legal costs related to the Chapter 11 Cases and other litigation and the inherent risks involved in a bankruptcy process;

•	our ability to access adequate debtor-in-possession financing, if needed, or use cash collateral;

•	the potential adverse effects of the Chapter 11 Cases on our business, operations, financial position and liquidity;

•	the impact of the delisting of our common stock by the NYSE on the liquidity and market price of our common stock;

•	developments in the global economy as well as the public health crisis related to COVID-19 and resulting demand and supply for oil and natural gas;

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
Interest Rate Risk
Borrowings under the DIP ABL Facility bear interest at a rate equal to, at the Company’s option, either (1) a base rate plus an applicable margin of 2.50%, or (2) a LIBOR rate plus an applicable margin of 3.50%. Borrowings under the DIP Term Loan Facility bear interest at a rate equal to, at the Company’s option, either (1) a base rate plus an applicable margin of 10.00%, or (2) a LIBOR rate plus an applicable margin of 11.00%, in each case payable in kind. Changes in applicable interest rates would not affect the DIP ABL Facility’s nor the DIP Term Loan Facility’s fair market value, but would impact our future results of operations and cash flows.
Changes in interest rates do not impact the amount of interest we pay on our Senior Notes, but can impact the fair market values. As of June 30, 2020, our Senior Notes had a carrying value of $450,000. The commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the Indenture, which governs the Senior Notes. However, any efforts to enforce such payment obligations with respect to the Senior Notes are automatically stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the Senior Notes are subject to the applicable provisions of the U.S. Bankruptcy Code.
Foreign Currency Translation Risk
Our consolidated financial statements are expressed in U.S. dollars, but a portion of our operations is conducted in a currency other than U.S. dollars. The Canadian dollar is the functional currency of the Company's foreign subsidiary as it is the primary currency within the economic environment in which the subsidiary operates. Changes in the exchange rate can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Adjustments resulting from the translation of the subsidiary's financial statements are reported in other comprehensive income (loss). For the three months ended June 30, 2020 and 2019, the Company recorded foreign currency translation adjustments to net income (loss) of $1,512 and $647, respectively and for the six months ended June 30, 2020 and 2019, the Company recorded foreign currency translation adjustments to net income (loss) of $332 and $2,371, respectively.

Credit Risk – Customer Concentration
During the six months ended June 30, 2020, approximately 55% of our revenues were earned from our three largest customers, each of which accounted for greater than 10% of our total revenues. Our customers are generally oil and natural gas exploration and production companies and pressure pumping service providers. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross profit and cash flows may be adversely affected. Please see Part II, Item 1A. "Risk Factors" for more information regarding credit risk of our customers.

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
On July 12, 2020, the Company filed voluntary petitions for a prearranged bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Refer to Note 18 - Subsequent Events of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for additional discussion.

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
Risks Associated with Chapter 11 Proceedings
We are subject to the risks and uncertainties associated with the Chapter 11 Cases.
As more fully described elsewhere in this report, the Company commenced the Chapter 11 Cases on July 12, 2020. During our Chapter 11 Cases, we plan to continue to operate our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11. As a consequence of the commencement of the Chapter 11 Cases, our business and operations, and our continuation as a going concern, will be subject to the risks and uncertainties associated with Chapter 11 bankruptcy. These risks include, but are not limited to, the following:

•	our ability to successfully consummate the Plan with respect to the Chapter 11 Cases;

•
our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtors-in-possession;

•	delays in the Chapter 11 Cases;

•	our ability to achieve our stated goals and continue as a going concern;

•	the possibility that actions and decisions of our creditors and other third parties with interests in our Chapter 11 Cases may be inconsistent with our plans;

•	the high costs of bankruptcy proceedings and related advisory costs to effect our reorganization;

•
our ability to obtain acceptable and sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of such financing;

•	our ability to maintain relationships with customers, suppliers, service providers, employees and other third parties as a result of the Chapter 11 Cases;

•	our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions;

•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of the Chapter 11 Cases in general;

•	our ability to execute our business plan in the current depressed commodity price environment; and

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us.
Delays in the Chapter 11 proceedings increase the risks of our inability to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative publicity associated with the Chapter 11 Cases could adversely affect our relationships with our vendors, suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. In particular, critical suppliers, vendors and customers may determine not to do business with us due to the Chapter 11 Cases. In addition, certain transactions may also require the consent of lenders under any subsequent debtor-in-possession financing. Also, during the pendency of any Chapter 11 proceedings, we will need the prior approval of the Bankruptcy Court for certain transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Additionally, losses of key personnel or erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. Because of the risks and uncertainties associated with a voluntary filing for relief under Chapter 11 and the related proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 Cases may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.
The Chapter 11 Cases may have a material adverse impact on our business, financial condition, results of operations, and cash flows. In addition, delays in the Chapter 11 Cases may increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. For the duration of the Chapter 11 Cases, our management may be required to spend a significant amount of time and effort dealing with the restructuring instead of attending to our business operations. Bankruptcy Court protection and operating as debtors in possession also may make it more difficult to retain management and the key personnel necessary to our business. In addition, during the Chapter 11 Cases, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, which may cause, among other things, our suppliers, vendors, counterparties and service providers to renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us. Customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues and cash flow. In addition, delays in the Chapter 11 Cases or a prolonged Chapter 11 proceeding could adversely affect our relationships with customers, suppliers, service providers, and employees, among other third parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement the Plan (or any other plan of reorganization). If we are unable to consummate the Plan, we may be forced to liquidate our assets. In addition, the occurrence of the effective date of the Plan is subject to certain conditions and requirements in addition to those described above that may not be satisfied.
The Chapter 11 Cases may have a material adverse impact on the trading price of our common stock and trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. In addition, the Chapter 11 Cases are expected to result in the cancellation of our common stock.
Under the Plan, our common stock will be cancelled and holders of such common stock will receive no distribution or recovery on account of such common stock. Amounts invested by the holders of our common stock will not be recoverable and such securities will have no value. Trading prices for our common stock bear no relationship to the actual recovery, if any, by the holders thereof in the Chapter 11 Cases. Trading prices for our common stock are very volatile. Accordingly, we urge extreme caution with respect to existing and future investments in our existing common stock.
If we are not able to obtain confirmation of the Plan, or if current liquidity is insufficient or exit financing is not available, we could be required to liquidate under Chapter 7 of the U.S. Bankruptcy Code.
In order to successfully emerge from Chapter 11 bankruptcy protection, we must obtain confirmation of the Plan by the Bankruptcy Court. If confirmation by the Bankruptcy Court does not occur, we could be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.
There can be no assurance that our current cash position and amounts of cash from future operations will be sufficient to fund operations. In the event that we do not have sufficient cash to meet our liquidity requirements or exit financing is not available, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms. Failure to secure any necessary exit financing or additional financing would have a material adverse effect on our operations and ability to continue as a going concern.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under Chapter 7 of the U.S. Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the U.S. Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of executory contracts in connection with a cessation of operations.
We may be unable to comply with restrictions or with budget, liquidity, or other covenants imposed by the agreements governing the DIP Facilities. Such non-compliance could result in an event of default under the terms of the DIP Facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
The DIP Facilities require that we comply with general affirmative and negative covenants such as prohibiting us from incurring or permitting debt, investments, liens or dispositions unless specifically permitted and require our disbursements not to exceed a budgeted amount. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply, or obtain a waiver in the event we cannot comply with a covenant, could result in an event of default under the DIP Facilities and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies allowable by the agreements governing the DIP Facilities.
Our cash flows may not provide sufficient liquidity during the Chapter 11 Cases. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
Our ability to fund our operations and our capital expenditures requires a significant amount of cash. Our current principal sources of liquidity include available cash, the available borrowing capacity under the DIP Facilities and cash flow generated from operations. If our cash flow from operations decreases, we may not have the ability to expend the capital necessary to maintain our current operations, negatively impacting our future revenues.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. As a result, we may not be able to comply with the covenants of the DIP Facilities, and our cash on hand and cash flow from operations may not be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the DIP Facilities agreements, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to confirm and consummate the Plan or another alternative restructuring transaction and (vi) the cost, duration and outcome of the Chapter 11 Cases.
Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us; if these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to:

•	our ability to change substantially our capital structure;

•	our ability to obtain adequate liquidity and access financing sources;

•	our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them;

•	our ability to retain key employees; and

•	the overall strength and stability of general economic conditions and the financial and oil and gas industries, both in the U.S. and in global markets.
The failure of any of these factors could materially adversely affect the successful reorganization of our business.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, earnings, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be entirely accurate. The forecasts may be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses significantly impact our financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from the Chapter 11 Cases, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the Plan. We expect that we will be required to adopt the fresh start accounting rules, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets and our financial results after the application of fresh start accounting may be different from historical trends.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.
The U.S. Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims against the Company that arose prior to the commencement of the bankruptcy proceedings or before consummation of the Plan (i) would be subject to compromise and/or treatment under the Plan and/or (ii) would be discharged in accordance with the U.S. Bankruptcy Code and the terms of the Plan. Subject to the terms of the Plan and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to the Plan could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
Operating under Chapter 11 may restrict our ability to pursue our business strategies.
Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest.
The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of our management’s time and attention and leave them with less time to devote to the operations of our business. This diversion of our management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.
During the pendency of the Chapter 11 proceedings, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our business and on our financial condition and results of operations. The loss of the services of any members of our senior management could impair our ability to execute our business plan and, as a result, could have a material adverse effect on our financial condition and results of operations.

Upon our emergence from the Chapter 11 Cases, the composition of our board of directors may change significantly.
Under the Plan, the composition of our board of directors may change significantly. Upon emergence, the board will be made up of five directors, including the Chief Executive Officer of the reorganized Company and four directors designated by certain Noteholders that will backstop the Rights Offering pursuant to a backstop commitment agreement (the "Backstop Parties"). It is possible that such members of the board designated by the Backstop Parties may be new to the Company. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.
Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.
Even if the Plan, or any other plan of reorganization, is consummated, we may continue to face a number of risks, such as further deterioration or other changes in economic conditions, changes in our industry, changes in demand for our products and services and increasing expenses. Accordingly, we cannot guarantee that the Plan, or any other plan of reorganization, will achieve our stated goals.
Furthermore, even if our debts are reduced through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms.
We have received notice of the NYSE determining to commence proceedings to delist our common stock. Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.
As a consequence of the Chapter 11 Cases, on July 13, 2020, the Company was notified by the NYSE that the NYSE had suspended trading in our common stock, effective immediately, and commenced proceedings to delist the our common stock from the NYSE. Since July 14, 2020, our common stock has been quoted on the OTC Pink Open Market under the symbol "HCRSQ." We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future. These recent developments could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock.
Other Risks
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

Though future and cumulative impacts from COVID-19 are uncertain due to the ongoing and dynamic nature of the circumstances, we have already experienced disruption to our business and operations. Beginning in March 2020 and during the second quarter of 2020, in response to industry impacts associated with COVID-19, we idled facilities and incrementally reduce our workforce by a substantial amount through layoffs and furloughs in order to better align our cost structure with current and expected market demand for our products and services. Although some market stabilization occurred in the second quarter of 2020, it is difficult to predict the extent to which the COVID-19 pandemic may further negatively affect our business, including, without limitation, our operating results, financial position and liquidity, the duration of any disruption of our business, how and the degree to which the outbreak may impact our customers, workforce, supply chain and distribution network, the health of our employees, our insurance premiums, costs attributable to the Company’s emergency measures, payments from customers and uncollectable accounts, limitations on travel, the availability of industry experts and qualified personnel and the market for our securities. Any further impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could continue to adversely affect global economies and financial markets and result in a persistent economic downturn that could have an adverse effect on the industries in which we and our customers operate and on the demand for our products and services, our operating results and our future prospects.
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
In the midst of the ongoing COVID-19 pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations ("OPEC+") struggled to reach an agreement on oil production quotas, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The combination of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. NYMEX WTI oil spot prices decreased from a high of $63 per barrel in early January 2020 to a low of $14 per barrel in late March 2020, a level which had not been experienced since March 1999. While OPEC+ agreed in April 2020 to cut production and has agreed to extend production cuts through the end of July 2020, downward pressure on oil prices could continue for the foreseeable future. Although some market stabilization occurred in the second quarter of 2020, we cannot predict whether or when oil production and economic activities will return to normalized levels.
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
As of July 1, 2020, we have contracted to sell raw frac sand under long-term supply agreements to customers with remaining terms ranging from 6 to 54 months. For the six months ended June 30, 2019, we generated 65% of our revenues from sales of frac sand to customers with whom we had long-term contracts. A substantial portion of our logistics services are provided to customers with whom we have long-term agreements as defined in a MSA and related work orders.
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
Upon the expiration of our current contracts, our customers may not continue to purchase the same levels of frac sand or logistics services due to a variety of reasons. In addition, we may choose to renegotiate our existing contracts on less favorable terms or at reduced volumes in order to preserve relationships with our customers. Upon the expiration of our current contract terms, we may be unable to renew our existing contracts or enter into new contracts on terms favorable to us, or at all. Any renegotiation of our contracts on less favorable terms, or inability to enter into new contracts on economically acceptable terms upon the expiration of our current contracts, could have an adverse effect on our business, financial condition and results of operations. The risks associated with loss of our customer contracts are further exacerbated by the commencement of the Chapter 11 Cases discussed above, which may affect our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions.
We are subject to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our financial results.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, whose operations are concentrated in a single industry, the global oil and natural gas industry, which is subject to recent extreme volatility and, therefore, credit risk due to the recent actions of Saudi Arabia and Russia, which resulted in a substantial decrease in oil and natural gas prices during the first quarter of 2020 and into the second quarter of 2020, and the global outbreak of COVID-19, which has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. In particular, as a result of the recent extreme volatility in oil and natural gas prices and ongoing uncertainty in the global economic environment, including the global outbreak of COVID-19, our customers may not be able to fulfill their existing commitments or access financing necessary to fund their current or future obligations. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise sell the volumes could have a material adverse effect on our business, financial condition and results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Our business involves the operation of heavy equipment which can result in serious injuries to our employees and third parties and damage to property or the environment. We commit significant resources towards employee safety and have developed responsive new hire, task specific, and industrial hygiene monitoring programs. We also have comprehensive Quality, Health, Safety, and Environmental ("QHSE") focused training programs designed to minimize accidents in the workplace and improve the efficiency of our operations. We believe that our QHSE policies and procedures, which are reviewed internally for compliance with industry changes, provide a solid framework so that our operations minimize the hazards inherent in our work and strive to meet regulatory requirements and customer demands.
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
10.1
Forbearance Agreement and Amendment to Credit Agreement, dated June 22, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on June 25, 2020; File No. 001-35630).

10.2
First Amendment to Forbearance Agreement and Amendment to Credit Agreement, dated July 3, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K, filed with the SEC on July 6, 2020; File No. 001-35630).

10.3
Restructuring Support Agreement, dated July 12, 2020, by and among Hi-Crush Inc., OnCore Processing LLC, Hi-Crush Whitehall LLC, Hi-Crush Augusta LLC, PDQ Properties LLC, Hi-Crush Wyeville Operating LLC, D & I Silica, LLC, Hi-Crush Blair LLC, Hi-Crush LMS LLC, Hi-Crush Investments Inc., Hi-Crush Permian Sand LLC, Hi-Crush Proppants LLC, Hi-Crush PODS LLC, Hi-Crush Canada Inc., Hi-Crush Holdings LLC, Hi-Crush Services LLC, BulkTracer Holdings LLC, Pronghorn Logistics Holdings, LLC, FB Industries USA Inc., PropDispatch LLC, Pronghorn Logistics, LLC, FB Logistics LLC and the noteholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K, filed with the SEC on July 13, 2020; File No. 001-35630).

10.4†
Executive Retention Agreement, dated July 7, 2020, by and between Hi-Crush Services LLC and its affiliated companies, corporations, partnerships, business associations, parents, and subsidiaries and Robert E. Rasmus (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K, filed with the SEC on July 13, 2020; File No. 001-35630).

10.5†
Executive Retention Agreement, dated July 7, 2020, by and between Hi-Crush Services LLC and its affiliated companies, corporations, partnerships, business associations, parents, and subsidiaries and Michael Alan Oehlert (incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K, filed with the SEC on July 13, 2020; File No. 001-35630).

10.6†
Executive Retention Agreement, dated July 7, 2020, by and between Hi-Crush Services LLC and its affiliated companies, corporations, partnerships, business associations, parents, and subsidiaries and Mark C. Skolos (incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 8-K, filed with the SEC on July 13, 2020; File No. 001-35630).

10.7†
Executive Retention Agreement, dated July 7, 2020, by and between Hi-Crush Services LLC and its affiliated companies, corporations, partnerships, business associations, parents, and subsidiaries and James Philip McCormick (incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 8-K, filed with the SEC on July 13, 2020; File No. 001-35630).

10.8†
Amendment to Employment Agreement, dated July 7, 2020, by and between Hi-Crush Services LLC and James Philip McCormick (incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 8-K, filed with the SEC on July 13, 2020; File No. 001-35630).

10.9
Senior Secured Debtor-In-Possession Credit Agreement, dated as of July 14, 2020, by and among Hi-Crush Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Zions Bancorporation, N.A. DBA Amegy Bank, as an issuing lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the SEC on July 16, 2020); File No 001-35630).

10.10
Senior Secured Debtor-In-Possession Term Loan Credit Agreement, dated as of July 14, 2020, by and among Hi-Crush Inc., as borrower, Cantor Fitzgerald Securities, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the SEC on July 16, 2020); File No 001-35630).

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

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith. (1)
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Financial Officer, filed herewith. (1)

Exhibit Number	Description
95.1	Mine Safety Disclosure Exhibit.
101
The following financial information from Hi-Crush Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Hi-Crush Inc.

Date:	August 6, 2020	/s/ J. Philip McCormick, Jr.
J. Philip McCormick, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)